Form 10-Q
period 2022-06-30
J.P. Morgan Real Estate Income Trust, Inc.
filed 2022-08-16
CIK 1893262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 333-265588

J.P. Morgan Real Estate Income Trust, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	87-3439916
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
277 Park Avenue 9th Floor New York, New York	10172
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 270-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 12, 2022, the registrant had 932,687 shares of Class E common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

J.P. Morgan Real Estate Income Trust, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$19,147,440	$199,905
Deposits on real estate	5,900,000	—
Other assets	682,566	—
Total assets	$25,730,006	$199,905
LIABILITIES AND EQUITY
Mandatorily redeemable Class E units	$15,767,766	$—
Accrued expenses	682,566	—
Total liabilities	$16,450,332	$—

Commitments and Contingencies (Note 10)

Equity
Common stock- Class E shares, $0.01 par value per share, 600,000,000 shares authorized, 928,223 and 20,000 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	$9,282	$200
Common stock- Class D shares, $0.01 par value per share, 600,000,000 shares authorized, 0 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Common stock- Class I shares, $0.01 par value per share, 600,000,000 shares authorized, 0 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Common stock- Class S shares, $0.01 par value per share, 600,000,000 shares authorized, 0 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Common stock- Class T shares, $0.01 par value per share, 600,000,000 shares authorized, 0 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized, 0 issued, and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in-capital	9,272,952	199,800
Retained deficit	(2,560)	(95)
Total equity	$9,279,674	$199,905
Total liabilities and equity	$25,730,006	$199,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended	For the Six Months Ended
	June 30,	June 30,
	2022	2022
Expenses
Bank fees	$1,307	$1,662
Other expenses	803	803
Total expenses	2,110	2,465
Net loss	$(2,110)	$(2,465)
Net loss attributable to JPMREIT stockholders	$(2,110)	$(2,465)
Net loss per share of common stock - basic and diluted	$(0.02)	$(0.04)
Weighted-average shares of common stock outstanding - basic and diluted	90,640	55,320

J.P. Morgan Real Estate Income Trust, Inc. was formed on November 5, 2021 and accordingly, there were no operations during the periods ended June 30, 2021.

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

	Par Value
	Common Stock Class E	Common Stock Class D	Common Stock Class I	Common Stock Class S	Common Stock Class T	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2022	$200	$—	$—	$—	$—	$199,800	$(95)	$199,905
Net loss	—	—	—	—	—	—	(355)	(355)
Balance at March 31, 2022	$200	$—	$—	$—	$—	$199,800	$(450)	$199,550
Net loss	—	—	—	—	—	—	(2,110)	(2,110)
Common stock issued	9,082	—	—	—	—	9,073,152	—	9,082,234
Balance at June 30, 2022	$9,282	$—	$—	$—	$—	$9,272,952	$(2,560)	$9,279,674

J.P. Morgan Real Estate Income Trust, Inc. was formed on November 5, 2021 and accordingly, there were no operations during the periods ended June 30, 2021.

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended
June 30,
2022
CASH FLOW USED IN OPERATING ACTIVITIES
Net loss	$(2,465)
Net cash used in operating activities	(2,465)
CASH FLOWS USED IN INVESTING ACTIVITIES
Deposits on real estate acquisition	(5,900,000)
Net cash used in investing activities	(5,900,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuance	9,082,234
Proceeds from mandatorily redeemable Class E units	15,767,766
Net cash provided by financing activities	24,850,000
Cash and cash equivalents at beginning of period	199,905
Cash and cash equivalents at end of period	$19,147,440

Non-cash investing and financing activities:
Accrued loan costs	$312,748
Accrued acquisition costs	$369,818

J.P. Morgan Real Estate Income Trust, Inc. was formed on November 5, 2021 and accordingly, there were no operations during the periods ended June 30, 2021.

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2022

1. Organization and Business Purpose

J.P. Morgan Real Estate Income Trust, Inc. (the “Company” or "JPMREIT") was formed on November 5, 2021 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company was organized to invest primarily in stabilized, income-generating real properties, and to a lesser extent, real estate debt and real estate-related securities. The Company is the sole general partner of J.P. Morgan REIT Operating Partnership, L.P., a Delaware limited partnership (“JPMREIT OP” or “Operating Partnership”). J.P. Morgan REIT OP Special Limited Partner, L.P. (the “Special Limited Partner”), an affiliate of J.P. Morgan Investment Management Inc. (the “Adviser” or “JPMIM” and together with its affiliates “J.P. Morgan”), owns a special limited partner interest in JPMREIT OP. Substantially all of the Company’s business will be conducted through JPMREIT OP, which as of June 30, 2022 had not commenced its principal operations. The Company and JPMREIT OP are externally managed by JPMIM.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company, and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s financial position and results of operations for the interim period. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the SEC. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company’s Pre-Effective Amendment to its Registration Statement on Form S-11 filed with the SEC on July 6, 2022.

All intercompany balances and transactions have been eliminated in consolidation. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

There is no comprehensive income (loss) so the statement of comprehensive income (loss) is not presented.

3. Capitalization

On July 6, 2022, the Company filed a Registration Statement on Form S-11 to register with the SEC an offering of up to $5,000,000,000 in shares of common stock, consisting of up to $4,000,000,000 in shares in its primary offering and up to $1,000,000,000 in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company intends to sell any combination of four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and ongoing stockholder servicing fees. The initial per share purchase price for the Company’s shares of common stock sold in its primary offering will be equal to the most recently determined net asset value (“NAV”) per share for the Class E common stock sold in the Company’s private offering (which is deemed to be $10.00 until the last calendar day of the month during which the Company makes its first investment), plus, for Class T shares, Class S shares and Class D shares only, applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share for each class of the Company’s common stock will vary and will generally equal the prior month’s NAV of the Company per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees. The Registration Statement on Form S-11 related to the Offering was declared effective by the SEC on July 22, 2022.

On November 15, 2021, the Company was capitalized with a $200,000 investment by the Adviser in exchange for 20,000 shares of the Company’s Class E common stock. The Adviser has agreed to not sell, transfer or dispose of the shares to any party other than an affiliate of the Adviser for so long as the Adviser or its affiliate performs an advisory function for the Company.

Pursuant to a separate private offering, JPMIM has agreed to purchase $25 million in Class E common stock, par value $0.01 per share (“Class E shares”) or Class E units of the Operating Partnership (“Class E units”), or a combination thereof, and up to an additional $75 million in Class E shares or Class E units. As of June 30, 2022, the Company has received $157.60 million in commitments to purchase shares of its common stock and units in the Operating Partnership (“Operating Partnership units”), including the shares and units to be purchased by JPMIM, and has sold $25.05 million in Class E shares or Class E units from such commitments (collectively, the “Initial Capitalization”). The Company is not required to call all of the capital commitments made by investors pursuant to the Initial Capitalization prior to their expiration.

J.P. Morgan Real Estate Income Trust, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2022

JPMIM has agreed to hold all of the Class E shares and Class E units it purchases pursuant to its capital commitment as part of the Initial Capitalization (the “JPM Initial Capitalization”) until the earlier of (i) the first date that the Company’s NAV reaches $1.5 billion and (ii) July 22, 2025, the third anniversary of the commencement of the Offering. Following such date, each month the Company will repurchase, without further action by JPMIM (each, a “JPM Mandatory Repurchase”) (see Note 8), a number of Class E shares or Class E units from JPMIM in an amount equal to the amount available under the Company’s share repurchase plan’s 2% monthly and 5% quarterly caps after satisfying repurchase requests from investors who purchase shares pursuant to the Offering and other holders of shares that are otherwise subject to repurchase under the Company’s share repurchase plan, until such time as the JPM Initial Capitalization has been fully repurchased; provided, that the number of shares subject to each JPM Mandatory Repurchase may be reduced where other holders of the Company’s Class E shares that were issued pursuant to the Initial Capitalization and are not subject to repurchase under the Company’s share repurchase plan request repurchase of their shares, in which case the Class E shares held by JPMIM and such other investors will be repurchased on a pro rata basis based on their respective percentage ownership in the Company immediately prior to such repurchase (not to exceed an aggregate number of shares equal to the amount available under the Company’s share repurchase plan’s 2% monthly and 5% quarterly caps). Notwithstanding the foregoing, the Company will not effect any JPM Mandatory Repurchase during any month in which the full amount of all shares requested to be repurchased by stockholders other than JPMIM under the Company’s share repurchase plan is not repurchased or when the Company’s share repurchase plan has been suspended.

In addition, subject to certain exceptions, where the shares of the Company’s common stock and Operating Partnership units owned by the Adviser, together with any such shares and units owned by the Adviser and its affiliates, including any shares or units issued in lieu of cash management fees payable to the Adviser or the performance participation payable to the Special Limited Partner (such aggregate ownership, the “JPM Interest”) represent a 24.99% or lesser interest in the Company, the Company will, or will cause the JPMREIT OP to, automatically and without further action by the Adviser, repurchase or redeem, as applicable, an amount of shares or units from the Adviser as may be necessary to cause the JPM Interest to remain equal to or less than 24.99% (each such repurchase or redemption, a “JPM Regulatory Repurchase”). To the extent the Adviser elects to receive its management fee in shares of the Company’s common stock or Operating Partnership units, the Company may repurchase those shares or units without regard to the limitations described above or the early repurchase deduction.

On May 26, 2022, JPMIM’s Subscription Agreement dated February 23, 2022 for Class E shares or Class E units was amended to provide that, if the Company receives capital commitments from investors in the private placement of Class E shares exceeding $100 million (“Other Seed Investor Commitments”), JPMIM’s commitment may, in JPMIM’s discretion, be reduced by an amount equal to (i) the aggregate amount of Other Seed Investor Commitments, minus (ii) $100 million, provided that such reduction amount will not exceed $75 million. The amendment to the Subscription Agreement also provides that the expiration of the JPMIM commitment is August 23, 2023, which is the 18-month anniversary of the date of the Subscription Agreement; provided, that following such date JPMIM may, in its discretion, elect to purchase additional Class E shares or Class E units until the earlier to occur of (i) July 22, 2025, the three-year anniversary of the date that the Company’s registration statement on Form S-11 with respect the Offering was declared effective by the SEC and (ii) the date that the Company’s NAV is at least $1.5 billion.

4. Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash represents cash held in banks, cash on hand and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company did not hold cash equivalents as of June 30, 2022 and December 31, 2021.

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31, 2022. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

J.P. Morgan Real Estate Income Trust, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2022

Organization and Offering Expenses

The Adviser will advance the Company’s organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through July 22, 2023, the first anniversary of the commencement of the Offering. The Company will reimburse the Adviser for all such advanced expenses ratably over a 60 month period following the first anniversary of the commencement of the Offering.

As of June 30, 2022, the Adviser and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $3,986,908. These organization and offering expenses are not recorded in the accompanying balance sheet because such costs are not the Company’s liability until the commencement of the Offering, which did not occur until July 22, 2022. When recorded by the Company, organizational expenses will be expensed as incurred, and offering expenses will be charged to stockholders’ equity as such amounts will be reimbursed to the Adviser or its affiliates from the gross proceeds of the Offering. Any amount due to the Adviser but not paid will be recognized as a liability on the balance sheet.

Operating Expenses

The Adviser will advance on its behalf certain of the Company’s corporate-level operating expenses but excluding investment-related expenses and financing expenses through the earlier of (i) the first date that the Company’s NAV reaches $500 million and (ii) December 31, 2023. The Company will reimburse the Adviser for all such advanced operating expenses ratably over the 60 months following such date. Operating expenses incurred directly by the Company will be expensed in the period incurred. Such amounts totaled $2,110 and $2,465 representing bank fees and other expenses for the three and six months ended June 30, 2022.

Share Repurchases

The Company has adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class T, Class S, Class D, Class E and Class I shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares would be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year would be repurchased at 98% of the transaction price. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds the Company may use for repurchases during any calendar month and quarter. Further, the Company may modify, suspend or terminate the share repurchase plan.

Net Loss per Share of Common Stock

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock and common stock equivalents outstanding (unless their effect is anti-dilutive) for the period. There are no common stock equivalents outstanding that would have an anti-dilutive effect as a result of the net loss, and accordingly, the weighted average number of shares of common stock outstanding is identical for both basic and diluted shares.

5. Related Party Transactions

The Company and the Operating Partnership entered into an advisory agreement with the Adviser on May 31, 2022. Pursuant to the advisory agreement, the Adviser is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of directors.

Certain affiliates of the Company, including the Adviser, will receive fees and compensation in connection with the ongoing management of the assets of the Company. The Adviser will be paid a management fee equal to 1.00% of NAV per annum, payable monthly. The management fee will be paid, at the Adviser’s election, in cash, Class E Shares, or Class E Operating Partnership units. The Class E shares are not subject to the management fee. The Adviser has agreed to waive its management fee through December 31, 2022.

J.P. Morgan Real Estate Income Trust, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2022

The Company, as general partner, and Special Limited Partner entered into the Limited Partnership Agreement of JPMREIT OP on June 3, 2022.

The Special Limited Partner holds a performance participation interest in JPMREIT OP that entitles it to receive an allocation from JPMREIT OP equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the JPMREIT OP limited partnership agreement). Such allocation will be measured on a calendar year basis, made quarterly and accrued monthly. The performance participation interest will not be paid on the Class E Operating Partnership units.

J.P. Morgan Institutional Investments Inc. (the “Dealer Manager”) serves as the dealer manager for the Offering. The Dealer Manager is a registered broker-dealer affiliated with the Adviser. The Company entered into an agreement (the “Dealer Manager Agreement”) on June 8, 2022 with the Dealer Manager in connection with the Offering.

The Dealer Manager is entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of up to 0.5%, of the transaction price of each Class T share sold in the primary offering, however such amounts may vary at certain participating broker-dealers provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. The Dealer Manager is entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the primary offering. No upfront selling commissions or dealer manager fees will be paid with respect to purchases of Class I shares or shares of any class sold pursuant to the Company’s distribution reinvestment plan.

The Dealer Manager also receives a stockholder servicing fee of 0.85%, 0.85% and 0.25% per annum of the aggregate NAV of the Company’s outstanding Class T shares, Class S shares and Class D shares, respectively. The Company will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share sold in the primary offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such share would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such share (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). At the end of such month, such Class T share, Class S share or Class D share (and any shares issued under the Company’s distribution reinvestment plan with respect thereto) will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV as such share. The Company will accrue the cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S and Class D share is sold during the primary offering. There is no stockholder servicing fee with respect to Class I shares.

The Company may retain certain of the Adviser’s affiliates for necessary services relating to the Company’s investments or its operations, including any administrative services, construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing property, title or other types of insurance, management consulting and other similar operational matters.

On May 31, 2022, the Company sold 500,000 Class E Operating Partnership units to the Adviser for an aggregate purchase price of $5.0 million.

The Company’s obligations to pay stockholder servicing fees with respect to the Class T, Class S and Class D shares distributed in the Offering shall survive until such shares are no longer outstanding (including because such shares converted into Class I shares).

On June 23, 2022, the Company sold 1,076,776 Class E Operating Partnership units to the Adviser for an aggregate purchase price of approximately $10.8 million.

6. Economic Dependency

The Company is dependent on the Adviser and its affiliates for certain services that are essential to it, including the sale of the Company’s shares of common stock, acquisition and disposition decisions, and certain other responsibilities. In the event that the Adviser and its affiliates are unable or unwilling to provide such services, the Company would be required to find alternative service providers.

J.P. Morgan Real Estate Income Trust, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2022

7. Investments

On June 10, 2022, the Company entered into a forward purchase and sale agreement to acquire a truck terminal facility under development on 50.3 acres of land in Garden City, Georgia (the “Truck Terminal Facility”) for an aggregate purchase price, exclusive of closing costs, of $73.2 million. The seller of the Truck Terminal Facility is not affiliated with the Company, the Adviser or their affiliates. It is expected that the acquisition of the Truck Terminal Facility will be funded in part with the proceeds of a mortgage loan secured by the Truck Terminal Facility, to be obtained upon the closing of the acquisition. The Company expects the balance of the purchase price to be funded with the proceeds of the sale of shares of its common stock.

The Truck Terminal Facility is currently under development by the seller and will be completed prior to acquisition. The Company expects to close the acquisition of the Truck Terminal Facility in the second quarter of 2023. The acquisition of the Truck Terminal Facility is subject to the satisfaction of a number of customary closing conditions, including the delivery of the completed Truck Terminal Facility.

On June 23, 2022, the Company entered into a purchase agreement to acquire a 9.7-acre industrial outdoor storage site located in Levittown, Pennsylvania (the “IOS Facility”) for an aggregate purchase price of $19.5 million, exclusive of closing costs. It is expected that the acquisition of the IOS Facility will be funded in part with the proceeds of a mortgage loan secured by the IOS Facility. The Company expects the balance of the purchase price will be funded with the proceeds of our sale of shares of its common stock. The Company's deposit is refundable in the event that the seller does not perform on its obligations under the agreement.

The Company expects to close the acquisition of the IOS Facility in the third quarter of 2022. The acquisition of the IOS Facility is subject to the satisfaction of a number of customary closing conditions.

8. Mandatorily Redeemable Class E Units

The Company sold 500,000 and 1,076,776 of Class E Operating Partnership units to JPMIM in exchange for investments of $5 million and $10.8 million on May 31, 2022, and June 23, 2022, respectively.

As the sole investor in Class E units of the Operating Partnership, JPMIM's interest does not have any voting rights but are entitled to receive distributions at the same rate applicable to other classes of units.

Operating Partnership units also carry a protective exchange feature whereby in a liquidation, dilution or winding up, each unit will convert into a number of Class I units (or fraction thereof) with an equivalent NAV. Such feature is designed to carry over NAV into a new form of security immediately prior to liquidation and is not deemed a substantive conversion feature as it is only applicable upon liquidation or upon a listing event which is not the intent of this non-traded REIT structure.

The Class E units held by JPMIM are mandatorily redeemable, and only subject to delays to the continuous obligation to ultimately redeem the Class E units once sufficient availability exists under share repurchase agreements. Therefore, the Class E units held by JPMIM are classified as a liability pursuant to ASC 480 and is presented as “mandatorily redeemable Class E units” at the initial funding amount received, which is equivalent to fair value at the issuance dates. Subsequently, the mandatorily redeemable Class E units are carried at its cash redemption value as if the unit were repurchased or redeemable at the reporting date, which equals NAV per unit. The changes in carrying value (changes in NAV per unit) are classified as other income or expense along with any cash distributions paid.

9. Earnings Per Share

The Company's net loss and weighted average number of shares outstanding for the three and six months ended June 30, 2022 consist of the following:

	For the Three Months Ended	For the Six Months Ended
	June 30,	June 30,
	2022	2022
Net loss attributable to JPMREIT stockholders	$(2,110)	$(2,465)
Weighted-average shares of Class E common stock outstanding, basic and diluted	90,640	55,320

J.P. Morgan Real Estate Income Trust, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2022

The calculation of basic and diluted net loss per share amounts for the three and six months ended June 30, 2022 consist of the following:

	For the Three Months Ended	For the Six Months Ended
	June 30,	June 30,
	2022	2022
Basic and Diluted Net Loss per Share Attributable to JPMREIT Stockholders
Numerator:
Net loss attributable to JPMREIT stockholders	$(2,110)	$(2,465)
Denominator:
Weighted-average shares of Class E common stock outstanding	90,640	55,320
Basic and diluted net loss per share of Class E common stock	$(0.02)	$(0.04)

10. Commitments and Contingencies

The Truck Terminal Facility is a forward purchase commitment and we anticipate the funding schedule, inclusive of deposits and due diligence funding, to require payments of $2.5 million in 2022 and $67.0 million in 2023.

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2022, the Company was not involved in any material legal proceedings.

11. Subsequent Events

The Company's Registration Statement on Form S-11 with respect to the Offering was declared effective on July 22, 2022.

The Company evaluated subsequent events through the issuance date of the financial statements, and determined that except as otherwise disclosed herein there were no additional material subsequent events requiring disclosure.

In July 2022, the Company granted 4,464 restricted Class E shares to its independent directors as part of their annual compensation. The grants were based on a NAV per share of $10.00 and shall vest and become non-forfeitable in July 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References herein to “Company,” “we,” “us,” or “our” refer to J.P. Morgan Real Estate Income Trust, Inc. unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements about our business, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Such forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. We believe these factors also include but are not limited to those described under the section entitled “Risk Factors” in our Registration Statement on Form S-11 (File No. 333-265588), which is accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

Overview

We are a Maryland corporation formed on November 5, 2021. We were formed to invest primarily in stabilized, income-generating real properties. We are an externally advised, perpetual-life REIT formed to pursue the following investment objectives:

•
provide attractive current income in the form of regular, stable cash distributions;
•
preserve and protect invested capital;
•
realize appreciation in NAV from proactive investment management and asset management; and
•
provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to real estate.

We cannot assure you that we will achieve our investment objectives. In particular, we note that our NAV may be subject to volatility related to changes in the values of our assets.

We intend to qualify as a REIT for federal income tax purposes. We plan to own all or substantially all of our assets through the Operating Partnership, of which we are the sole general partner.

Our board of directors will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the Advisory Agreement, however, we have delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors.

We have limited operations and have not generated any revenues to date. Our entire activity since inception has been to prepare for our proposed fundraising through our initial public offering of our common stock and preparing to acquire our initial real estate asset.

We intend to contribute the net proceeds from the Offering which are not used or retained to pay the fees and expenses attributable to our operations to the Operating Partnership. The Operating Partnership will use the net proceeds received from us to make investments in accordance with our investment strategy and policies.

The number and type of properties or real estate-related investments that we acquire will depend upon real estate market conditions, the amount of proceeds we raise in the Offering and other circumstances existing at the time we are acquiring such assets.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating fees and expenses and to pay interest on any outstanding indebtedness we may incur. We anticipate our offering and operating fees and expenses will include, among other things, the management fee we will pay to the Adviser, the performance participation allocation that the Operating Partnership will pay to the Special Limited Partner, stockholder servicing fees we will pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees. We will reimburse the Adviser for certain out-of-pocket expenses in connection with our operations. The Adviser will advance our organization and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through the first anniversary of the commencement of the Offering. We will reimburse the Adviser for such advanced expenses ratably over the 60 months following July 22, 2023, the first anniversary of the commencement of the Offering. As of June 30, 2022, the Adviser had accrued approximately $3,986,908 of organization and offering expenses on our behalf. In addition, the Adviser will advance on our behalf certain of our corporate-level operating expenses but excluding investment-related expenses and financing expenses through the earlier of (i) the first date that our NAV reaches $500 million and (ii) December 31, 2023 at which point we will reimburse the Adviser for all such advanced expenses ratably over the 60 months following such date.

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code, beginning with our taxable year ending December 31, 2022. In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets.

On November 15, 2021, we were capitalized with a $200,000 investment by the Adviser in exchange for 20,000 shares of our Class E common stock. The Adviser has agreed to not sell, transfer or dispose of the shares to any party other than an affiliate of the Adviser for so long as the Adviser or its affiliate performs an advisory function for the us.

Pursuant to a separate private offering, JPMIM has agreed to purchase $25 million in Class E common stock, par value $0.01 per share (“Class E shares”), or Class E units of the Operating Partnership (“Class E units”), or a combination thereof, and up to an additional $75 million in Class E shares or Class E units. As of June 30, 2022, we have received $157.60 million in commitments to purchase shares of its common stock and units in the Operating Partnership (“Operating Partnership units”), including the shares and units to be purchased by JPMIM, and have sold $25.05 million in Class E shares or Class E units from such commitments (collectively, the “Initial Capitalization”). We are not required to call all of the capital commitments made by investors pursuant to the Initial Capitalization prior to their expiration.

Over time, we generally intend to fund our cash needs for items other than asset acquisitions from operations. Our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt.

If we are unable to raise substantial funds we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

Although we have not received any commitments from lenders to fund a line of credit to date, we may decide to obtain a line of credit to fund acquisitions, to repurchase shares pursuant to our share repurchase plan and for any other corporate purpose. If we decide to obtain a line of credit, we expect that it would afford us borrowing availability to fund repurchases pursuant to our share repurchase plan. As our assets increase, however, it may not be commercially feasible or we may not be able to secure an adequate line of credit to fund share repurchases. Moreover, actual availability may be reduced at any given time if we use borrowings under the line of credit to fund share repurchases or for other corporate purposes.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.

Investments

On June 10, 2022, we entered into a forward purchase and sale agreement to acquire the Truck Terminal Facility, a development on 50.3 acres of land in Garden City, Georgia for an aggregate purchase price, exclusive of closing costs, of $73.2 million. The seller of the Truck Terminal Facility is not affiliated with us, the Adviser or our affiliates. It is expected that the acquisition of the Truck Terminal Facility will be funded in part with the proceeds of a mortgage loan secured by the Truck Terminal Facility, to be obtained upon the closing of the acquisition. We expect the balance of the purchase price to be funded with the proceeds of the sale of shares of our common stock.

The Truck Terminal Facility is currently under development by the seller and will be completed prior to acquisition. Upon completion, the Truck Terminal Facility is expected to consist of a 136,240 square foot transload facility featuring 134 dock doors, 596 trailer parking spaces and 155 employee parking spaces (subject to adjustments as permitted by the terms of the purchase and sale agreement).

The Truck Terminal Facility has no rental history to date and is currently 100% pre-leased to a single tenant. Upon completion, the Truck Terminal Facility will face competition from similarly situated properties in and around its submarket. We believe that the Truck Terminal Facility will be adequately covered by insurance. We expect to close the acquisition of the Truck Terminal Facility in the second quarter of 2023.

However, the acquisition of the Truck Terminal Facility is subject to the satisfaction of a number of customary closing conditions, including the delivery of the completed Truck Terminal Facility, and there is no guarantee that we will acquire the Truck Terminal Facility on the terms described above, or at all.

The Truck Terminal Facility is a forward purchase commitment and we anticipate the funding schedule, inclusive of deposits and due diligence funding, to require payments of $2.5 million in 2022 and $67.0 million in 2023.

On June 23, 2022, we entered into a purchase agreement to acquire the IOS Facility, a 9.7-acre industrial outdoor storage site located in Levittown, Pennsylvania for an aggregate purchase price of $19.5 million, exclusive of closing costs. It is expected that the acquisition of the IOS Facility will be funded in part with the proceeds of a mortgage loan secured by the IOS Facility. We expect the balance of the purchase price will be funded with the proceeds of our sale of shares of its common stock.

The IOS Facility is currently undergoing site improvements and will be delivered complete prior to our acquisition of the IOS Facility.

The IOS Facility has no rental history to date. Upon completion of the ongoing site improvements at the IOS Facility, the IOS Facility will become 100% leased pursuant to a long-term parking lease to a single tenant. The tenant will use the facility as a strategic storage yard for an adjacent distribution center.

The IOS Facility faces competition from similarly situated properties in and around its submarket. We believe that the IOS Facility is adequately covered by insurance.

We expect to close the acquisition of the IOS Facility in the third quarter of 2022. However, the acquisition of the IOS Facility is subject to the satisfaction of a number of customary closing conditions, and there is no guarantee that we will acquire the IOS Facility on the terms described above, or at all.

Results of Operations

As of June 30, 2022, we were in our organizational period and had not commenced significant operations. Operating expenses totaled $2,110 and $2,465 representing bank fees and other expenses for the three and six months ended June 30, 2022.

Cash Flows

Cash flows used in operating activities were $2,465 for the six months ended June 30, 2022 due to our net loss.

Cash flows used in investing activities were $5,900,000 for the six months ended June 30, 2022 due to deposits paid for real estate acquisitions.

Cash flows provided by financing activities totaled $24,850,000.

Critical Accounting Policies

Below is a discussion of the accounting policies that management believes will be critical once we commence operations. We consider these policies critical because they involve significant judgments and assumptions and require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. Our accounting policies have been established to conform with GAAP. The preparation of the financial statements in accordance with GAAP requires management to use judgments in the application of such policies. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Our most critical accounting policies will involve decisions and assessments that could affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of our consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe, however, that all of the decisions and assessments upon which our consolidated financial statements will be based will be reasonable at the time made, based upon information available to us at that time, and subject to well controlled processes and reviews. Our critical accounting policies and accounting estimates will be expanded over time as we fully implement our business strategy. The material accounting policies and estimates that we initially expect to be most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

Principles of Consolidation and Variable Interest Entities

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 — Consolidation, provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIEs. Generally, the consideration of whether an entity is a VIE applies when either: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. We consolidate VIEs in which we are considered to be the primary beneficiary. The primary beneficiary is the entity that has both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance; and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.

Investments in Real Estate

In accordance with the guidance for business combinations, we will determine whether the acquisition of a property qualifies as a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the property acquired is not a business, we will account for the transaction as an asset acquisition. Whether the acquisition of a property acquired is considered a business combination or asset acquisition, we will recognize the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity. In addition, for transactions that will be considered business combinations, we will evaluate the existence of goodwill or a gain from a bargain purchase. We would expense acquisition-related costs associated with business combinations as they are incurred. We will capitalize acquisition-related costs associated with asset acquisitions.

Upon acquisition of a property, we will assess the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, above-market and below-market leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocate the purchase price to the acquired assets and assumed liabilities. We will assess and consider fair value based on estimated cash flow projections that utilize discount or capitalization rates that we deem appropriate, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.

The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. We also consider an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including but not limited to the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals.

We will record acquired above-market and below-market leases at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. Other intangible assets acquired include amounts for in-place lease values that are based on our evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related expenses.

Our management will review our real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value if held for use, or fair value, less cost to sell if classified as held for sale. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to our results.

Real Estate Joint Ventures and Partnerships

We will account for our investments in unconsolidated joint ventures under the equity method of accounting. We will apply the equity method by initially recording these investments at cost, as investments in unconsolidated joint ventures, subsequently adjusted for equity in earnings and cash contributions and distributions. Generally, we would discontinue applying the equity method when the investment (and any advances) is reduced to zero and would not provide for additional losses unless we have guaranteed obligations of the venture or are otherwise committed to providing further financial support for the investee. If the venture subsequently generates income, we only recognize our share of such income to the extent it exceeds our share of previously unrecognized losses. We expect to classify distributions received from our investments in unconsolidated joint ventures using the nature of the distribution approach.

On a periodic basis, management will assess whether there are any indicators that the value of our investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment. Our estimates of value for each investment (particularly in commercial real estate joint ventures) will be based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and operating costs. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the values estimated by management in its impairment analyses may not be realized, and actual losses or impairment may be realized in the future.

Real Estate Securities

We will classify our real estate securities investments on the date of acquisition of the investment. Real estate securities that we do not hold for the purpose of selling in the near-term, but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses on all securities, except for Government National Mortgage Association (“GNMA”) interest-only and Federal Home Loan Mortgage Corp (“FHLMC”) interest-only securities (collectively, “Agency interest-only securities”) and equity securities, recorded as a component of other comprehensive income (loss) in stockholders’ equity.

Agency interest-only securities will be considered to be hybrid financial instruments that contain embedded derivatives. As a result, we anticipate accounting for them as hybrid instruments in their entirety at fair value with changes in fair value recognized in earnings in the consolidated statements of income in accordance with ASC Topic 815 — Derivatives and Hedging. Our recognition of interest income from our Agency interest-only securities and all other securities, including effective interest from amortization of premiums, will follow our revenue recognition policy for recognizing interest income on its securities. The interest income recognized from our Agency interest-only securities will be recorded in interest income on the consolidated statements of income.

We will use the specific identification method when determining the cost of securities sold and the amount of gain (loss) on securities recognized in earnings. We will account for the changes in the fair value of the unfunded portion of our GNMA securities, which are included in real estate securities, available-for-sale, on the consolidated balance sheet, as available for sale securities. Unrealized losses on securities that, in the judgment of management, are other than temporary will be charged against earnings as a loss in the consolidated statements of income.

Equity securities will be classified as available-for-sale. We may elect the fair market value option for accounting for these equity securities and changes in fair value would be recorded in current period earnings.

When the estimated fair value of an available-for-sale security is less than amortized cost, we will consider whether there is an other-than-temporary impairment in the value of the security.

Mortgage Loan Receivables Held for Investment

Loans for which we have the intention and ability to hold for the foreseeable future, or until maturity or payoff, will be reported at their outstanding principal balances net of any unearned income, unamortized deferred fees or costs, premiums or discounts and an allowance for credit losses. Loan origination fees and direct loan origination costs will be deferred and recognized in interest income over the estimated life of the loans using the effective interest method, adjusted for actual prepayments. Upon the decision to sell such loans, we will transfer the loan from mortgage loan receivables held for investment to mortgage loan receivables held for sale at the lower of carrying value or fair value on the consolidated balance sheets.

Provision for Loan Losses

We will evaluate each loan for impairment at least quarterly. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If the loan is considered to be impaired, an allowance will be recorded to reduce the carrying value of the loan to the present value of the expected future cash flows discounted at the loan’s effective rate or the fair value of the collateral, less the estimated costs to sell, if recovery of our investment is expected solely from the collateral. We may use the direct capitalization rate valuation methodology or the sales comparison approach to estimate the fair value of the collateral for such loans and in certain cases will obtain external appraisals and take into account potential sale bids. Determining fair value of the collateral may take into account a number of assumptions including, but not limited to, cash flow projections, market capitalization rates, discount rates and data regarding recent comparable sales of similar properties. Such assumptions are generally based on current market conditions and are subject to economic and market uncertainties. We expect to use a current expected credit loss (“CECL”) model for estimating the provision for loan losses on our loan portfolio. The CECL model requires the consideration of possible credit losses over the life of an instrument and includes a portfolio-based component and an asset-specific component.

We anticipate that our loans will be typically collateralized by real estate directly or indirectly. As a result, we will regularly evaluate the extent and impact of any credit deterioration associated with the performance or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan-by-loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash flow from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan at maturity, and (iii) the property’s liquidation value. We will also evaluate the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, we will consider the overall economic environment, real estate sector, and geographic submarket in which the collateral property is located. Such impairment analyses will be completed and reviewed by asset management and underwriting personnel, who utilize various data sources, including (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrowers’ business plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and other market data and ultimately presented to management for approval.

A loan is also considered impaired if its terms are modified in a troubled debt restructuring (“TDR”). A TDR occurs when a concession is granted and the debtor is experiencing financial difficulties. Impairments on TDR loans are generally measured based on the present value of expected future cash flows discounted at the effective interest rate of the original loans. Generally, when granting concessions, we will seek to protect our position by requiring incremental pay downs, additional collateral or guarantees and, in some cases, lookback features or equity interests to offset concessions granted should conditions impacting the loan improve. Our determination of credit losses is impacted by TDRs whereby loans that have gone through TDRs are considered impaired and are assessed for specific reserves. Loans previously restructured under TDRs that subsequently default are reassessed to incorporate our current assumptions on expected cash flows and additional provision expense is recorded to the extent necessary.

We will designate non-accrual loans generally when (i) the principal or coupon interest components of loan payments become 90-days past due or (ii) in our opinion, it is doubtful we will be able to collect all amounts due according to the contractual terms of the loan. Interest income on non-accrual loans in which we reasonably expect a full recovery of the loan’s outstanding principal balance is recognized when received in cash. Otherwise, income recognition will be suspended and any cash received will be applied as a reduction to the amortized cost. A non-accrual loan is returned to accrual status at such time as the loan becomes contractually current and future principal and coupon interest are reasonably assured to be received in accordance with the contractual loan terms. A loan will be written off when management has determined it is no longer realizable and deemed non-recoverable.

Derivative Instruments

In the normal course of business, we are exposed to the effect of interest rate changes and may undertake a strategy to limit these risks through the use of derivatives. To address exposure to interest rates, we anticipate using derivatives primarily to economically hedge the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. We may use a variety of derivative instruments that are considered conventional, or “plain vanilla” derivatives, including interest rate swaps, futures, caps, collars and floors, to manage interest rate risk.

To determine the fair value of derivative instruments, we will use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Standard market conventions and techniques such as discounted cash flow analysis, option-pricing models, and termination cost may be used to determine fair value. All such methods of measuring fair value for derivative instruments will result in an estimate of fair value, and such value may never actually be realized.

We will recognize all derivatives on the consolidated balance sheets at fair value. We will evaluate whether derivatives as hedges qualify for hedge accounting for financial reporting purposes and therefore any net payments under, or fluctuations in the fair value of, these derivatives will be recognized in net result from derivative transactions in the accompanying consolidated statements of income. We will record derivative asset and liability positions on a gross basis with any collateral posted with or received from counterparties recorded separately on our consolidated balance sheets.

Revenue Recognition

Our expected sources of revenue arising from leasing arrangements and the related revenue recognition policies are as follows:

Rental revenue will consist primarily of base rent arising from tenant operating leases at our properties. Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. We begin to recognize revenue when a tenant takes possession of the leased space. We include its tenant reimbursement income in rental revenue that consist of amounts due from tenants for costs related to common area maintenance, real estate taxes and other recoverable costs included in lease agreements. We recognize acquired in-place “above-” and “below-market” leases at their fair values and the amortization of these leases is recognized over the original term of the respective leases as an adjustment to rental revenue.

We will derive revenue pursuant to lease agreements. At the inception of a contract, we assess whether a contract is, or contains, a lease. A contract is, or contains, a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. At the lease inception, we determine whether each lease is a sales-type, direct financing or operating lease. Such classification is based on whether the lessee gains control of the underlying asset and the lessor therefore relinquishes control to the lessee under certain criteria (sales-type or direct-financing); or all other leases that do not meet the criteria as sales-type or direct financing leases (operating).

Lease revenue (including straight-line lease revenue) is only recognized when deemed probable of collection. Collectibility is assessed for each tenant receivable using various criteria including credit ratings, guarantees, past collection issues, and the current economic and business environment affecting the tenant. If collectability of the contractual rent stream is not deemed probable, receivables will be written off through revenue and revenue will only be recognized upon receipt of cash from the tenant.

Interest Income

Income from commercial mortgage loans will consist of income from interest earned and recognized as operating income based upon the principal amount outstanding and the contracted interest rate along with origination fees. The accrual of interest income on mortgage loans is discontinued when in management’s opinion, the borrower may be unable to meet payments as they become due (“nonaccrual mortgage loans”), unless the loan is well-secured and is in the process of collection. Interest income on nonaccrual mortgage loans is subsequently recognized only to the extent cash payment are received until the loans are returned to accrual status.

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31, 2022. As a REIT, we will not be subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to stockholders. We intend to operate in a manner that allows us to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. We will monitor the business and transactions that may potentially impact our REIT status. If we were to fail to meet these requirements, we could be subject to federal income tax on our taxable income at regular corporate rates. We would not be able to deduct distributions paid to stockholders in any year in which we fail to qualify as a REIT. We would also be disqualified for the four taxable years following the year during which qualification was lost unless we were entitled to relief under specific statutory provisions.

We may elect to form wholly-owned subsidiaries to function as a taxable REIT subsidiary and file TRS elections, together with such subsidiaries, with the Internal Revenue Service. In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. The TRSs are subject to taxation at the federal, state and local levels, as applicable, at the regular corporate tax rates. We account for applicable income taxes by utilizing the asset and liability method. As such, we record deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets is provided if we believe all or some portion of the deferred tax asset may not be realized.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. Also, we will be exposed to both credit risk and market risk.

Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, we will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. Our board of directors has not yet established policies and procedures regarding our use of derivative financial instruments for hedging or other purposes.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not currently involved in any material litigation.

Item 1A. Risk Factors.

We have disclosed under the heading “Risk Factors” in our Registration Statement on Form S-11 (File No. 333-265588), filed with the SEC, risk factors which materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Registration Statement and the other information set forth elsewhere in this quarterly report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On June 23, 2022, we sold 908,223 shares of its Class E common stock at a price per share of $10.00 to accredited investors in a private placement of Class E shares for an aggregate purchase price of $9,082,234.

Each of the transactions described above was exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) and Regulation D thereof because they were not part of any public offering and did not involve any general solicitation or general advertising.

During the period ended June 30, 2022, we did not repurchase any shares of our common stock pursuant to our share repurchase plan.

Use of Proceeds

On July 22, 2022, our Registration Statement on Form S-11 (File No. 333-265588), covering our public offering of up to $5 billion of common stock, was declared effective under the Securities Act. As of June 30, 2022, we had not sold any shares of our common stock in our Offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
3.1

Articles of Amendment and Restatement of J.P. Morgan Real Estate Income Trust, Inc., dated June 2, 2022 (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-265588) filed on June 14, 2022 and incorporated herein by reference)

3.2

Certificate of Correction of Articles of Amendment and Restatement of J.P. Morgan Real Estate Income Trust, Inc., dated June 2, 2022 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-265588) filed on June 14, 2022 and incorporated herein by reference)

3.3

Bylaws of J.P. Morgan Real Estate Income Trust, Inc. (filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 (File No. 333-265588) filed on June 14, 2022 and incorporated herein by reference)

10.1

Advisory Agreement, dated May 31, 2022, by and among J.P. Morgan Real Estate Income Trust, Inc., J.P. Morgan REIT Operating Partnership, L.P. and J.P. Morgan Investment Management Inc. (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-265588) filed on June 14, 2022 and incorporated herein by reference)

10.2

Limited Partnership Agreement of J.P. Morgan REIT Operating Partnership, L.P., dated June 3, 2022 (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-265588) filed on June 14, 2022 and incorporated herein by reference)

10.3

Subscription Agreement, dated February 23, 2022, by and among J.P. Morgan Investment Management Inc. and J.P. Morgan Real Estate Income Trust, Inc. (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11 (File No. 333-265588) filed on June 14, 2022 and incorporated herein by reference)

10.4

Amendment to Subscription Agreement, dated May 26, 2022, by and among J.P. Morgan Real Estate Income Trust, Inc., J.P. Morgan REIT Operating Partnership, L.P. and J.P. Morgan Investment Management Inc. (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-11 (File No. 333-265588) filed on June 14, 2022 and incorporated herein by reference)

10.5+

Valuation Services Agreement, dated June 2, 2022 by and among J.P. Morgan Real Estate Income Trust, Inc. and SitusAMC Real Estate Valuation Services, LLC (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11 (File No. 333-265588) filed on June 14, 2022 and incorporated herein by reference)

10.6	Form of Indemnification Agreement (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-11 (File No. 333-265588) filed on June 14, 2022 and incorporated herein by reference)
10.7

Independent Director Restricted Stock Plan (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-11 (File No. 333-265588) filed on June 14, 2022 and incorporated herein by reference)

10.8

Form of Restricted Stock Award Certificate (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-11 (File No. 333-265588) filed on June 14, 2022 and incorporated herein by reference)

10.9

Independent Director Compensation Policy (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-11 (File No. 333-265588) filed on June 14, 2022 and incorporated herein by reference)

10.10

Purchase and Sale Agreement, dated June 10, 2022, by and between Old Louisville Savannah Propco, LLC and Savannah Terminal Realty Company, LLC (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-11 (File No. 333-265588) filed on June 14, 2022 and incorporated herein by reference)

10.11

Purchase Agreement and Escrow Instructions, dated June 23, 2022, by and between Good Bristol Associates LLC and Bristol Trailer Company LLC (filed as Exhibit 10.11 to the Registrant's Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-265588) filed on July 6, 2022 and incorporated herein by reference)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+Certain identified confidential information has been redacted from this exhibit because it is both (i) not material and (ii) is the type that the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.P. Morgan Real Estate Income Trust, Inc.

Date: August 15, 2022	By:	/s/ Michael P. Kelly
Michael P. Kelly
Chairperson of the Board and Chief Executive Officer

Date: August 15, 2022	By:	/s/ Lawrence A. Goodfield Jr.
Lawrence A. Goodfield Jr.
Chief Financial Officer and Treasurer