Form 10-Q
period 2022-09-30
J.P. Morgan Real Estate Income Trust, Inc.
filed 2022-11-14
CIK 1893262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 333-265588

J.P. Morgan Real Estate Income Trust, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	87-3439916
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
277 Park Avenue 9th Floor New York, New York	10172
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 270-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2022, the registrant had 2,147,020 shares of Class E common stock and 21,963 shares of Class I common stock, $0.01 par value per share. There were no outstanding shares of Class D, Class S or Class T common stock.

i

PART I—FINANCIAL INFORMATION

J.P. Morgan Real Estate Income Trust, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Investment in real estate debt	$16,825,000	$—
Deposits on real estate	9,685,890	—
Cash and cash equivalents	2,733,509	199,905
Other assets	2,163,280	—
Total assets	$31,407,679	$199,905
LIABILITIES AND EQUITY
Secured credit facility	$4,000,000	$—
Mandatorily redeemable Class E units	15,794,458	—
Due to affiliate	7,426,363	—
Accrued expenses and other liabilities	1,367,765	—
Total liabilities	$28,588,586	$—

Commitments and Contingencies (Note 12)

Equity
Common stock- Class E shares, $0.01 par value per share, 600,000,000 shares authorized, 928,223 and 20,000 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	$9,282	$200
Common stock- Class D shares, $0.01 par value per share, 600,000,000 shares authorized, 0 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Common stock- Class I shares, $0.01 par value per share, 600,000,000 shares authorized, 0 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Common stock- Class S shares, $0.01 par value per share, 600,000,000 shares authorized, 0 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Common stock- Class T shares, $0.01 par value per share, 600,000,000 shares authorized, 0 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized, 0 issued, and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in-capital	4,472,309	199,800
Accumulated deficit	(1,662,498)	(95)
Total equity	$2,819,093	$199,905
Total liabilities and equity	$31,407,679	$199,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended	For the Nine Months Ended
	September 30,	September 30,
	2022	2022
Expenses
General and administrative	$1,530,818	$1,532,480
Total expenses	1,530,818	1,532,480
Other income (expense)
Income from investments in real estate debt	168,610	168,610
Other expenses	(297,730)	(298,533)
Total other expense	(129,120)	(129,923)
Net loss	$(1,659,938)	$(1,662,403)
Net loss attributable to JPMREIT stockholders	$(1,659,938)	$(1,662,403)
Net loss per share of common stock - basic and diluted	$(1.79)	$(4.74)
Weighted-average shares of common stock outstanding - basic and diluted	928,223	350,567

J.P. Morgan Real Estate Income Trust, Inc. was formed on November 5, 2021 and commenced the Offering on July 22, 2022, accordingly, there were no operations during the periods ended September 30, 2021.

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

	Par Value
	Common Stock Class E	Common Stock Class D	Common Stock Class I	Common Stock Class S	Common Stock Class T	Additional Paid-In Capital	Accumulated Deficit	Total Equity
Balance at January 1, 2022	$200	$—	$—	$—	$—	$199,800	$(95)	$199,905
Net loss	—	—	—	—	—	—	(355)	(355)
Balance at March 31, 2022	$200	$—	$—	$—	$—	$199,800	$(450)	$199,550
Net loss	—	—	—	—	—	—	(2,110)	(2,110)
Common stock issued	9,082	—	—	—	—	9,073,152	—	9,082,234
Balance at June 30, 2022	$9,282	$—	$—	$—	$—	$9,272,952	$(2,560)	$9,279,674
Net loss	—	—	—	—	—	—	(1,659,938)	(1,659,938)
Offering costs	—	—	—	—	—	(4,820,087)	—	(4,820,087)
Amortization of restricted stock grants	—	—	—	—	—	19,444	—	19,444
Balance at September 30, 2022	$9,282	$—	$—	$—	$—	$4,472,309	$(1,662,498)	$2,819,093

J.P. Morgan Real Estate Income Trust, Inc. was formed on November 5, 2021 and commenced the Offering on July 22, 2022, accordingly, there were no operations during the periods ended December 31, 2021.

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended
September 30,
2022
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,662,403)

Adjustments to reconcile net loss to net cash provided by operating activities
Amortization of deferred financing costs	39,114
Amortization of restricted stock grants	19,444
Amortization of deferred expense	3,728
Unrealized loss on mandatorily redeemable Class E units	26,692
Change in assets and liabilities
Increase in other assets	(353,967)
Increase in due to affiliates	1,726,948
Increase in accrued expenses and other liabilities	274,938
Net cash provided by operating activities	74,494

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of investment in real estate debt	(16,825,000)
Deposits on real estate acquisition	(9,435,890)
Net cash used in investing activities	(26,260,890)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance common stock	9,082,234
Proceeds from issuance of mandatorily redeemable Class E units	15,767,766
Payment of deferred financing costs	(130,000)
Borrowings from credit facility	4,000,000
Net cash provided by financing activities	28,720,000

Net change in cash and cash equivalents	2,533,604
Cash and cash equivalents at beginning of the period	199,905
Cash and cash equivalents at end of the period	$2,733,509

Non-cash investing and financing activities:
Accrued offering costs due to affiliates	$4,820,087
Accrued acquisition costs	$1,368,603
Accrued loan costs	$353,552
Accrued deposits on real estate acquisitions	$250,000

J.P. Morgan Real Estate Income Trust, Inc. was formed on November 5, 2021 and commenced the Offering on July 22, 2022, accordingly, there were no operations during the periods ended September 30, 2021.

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2022

1. Organization and Business Purpose

J.P. Morgan Real Estate Income Trust, Inc. (the “Company” or "JPMREIT") was formed on November 5, 2021 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company was organized to invest primarily in stabilized, income-generating real estate properties, and to a lesser extent, real estate debt and real estate-related securities. The Company is the sole general partner of J.P. Morgan REIT Operating Partnership, L.P., a Delaware limited partnership (“JPMREIT OP” or “Operating Partnership”). J.P. Morgan REIT OP Special Limited Partner, L.P. (the “Special Limited Partner”), an affiliate of J.P. Morgan Investment Management Inc. (the “Adviser” or “JPMIM” and together with its affiliates “J.P. Morgan”), owns a special limited partner interest in JPMREIT OP. Substantially all of the Company’s business is conducted through JPMREIT OP. The Company and JPMREIT OP are externally managed by JPMIM. As of September 30, 2022, the Company owned one real estate debt investment.

2. Capitalization

On July 6, 2022, the Company filed a Registration Statement on Form S-11 to register with the SEC an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1 billion in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company intends to sell any combination of four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and ongoing stockholder servicing fees. The initial per share purchase price for the Company’s shares of common stock sold in its primary offering will be equal to the most recently determined net asset value (“NAV”) per share for the Class E common stock sold in the Company’s private offering (which is deemed to be $10.00 until the last calendar day of the month during which the Company makes its first investment), plus, for Class T shares, Class S shares and Class D shares only, applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share for each class of the Company’s common stock will vary and will generally equal the prior month’s NAV of the Company per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees. The Registration Statement on Form S-11 related to the Offering was declared effective by the SEC on July 22, 2022.

On November 15, 2021, the Company was capitalized with a $0.2 million investment by the Adviser in exchange for 20,000 shares of the Company’s Class E common stock. The Adviser has agreed to not sell, transfer or dispose of the shares to any party other than an affiliate of the Adviser for so long as the Adviser or its affiliate performs an advisory function for the Company.

Pursuant to a separate private offering, JPMIM has agreed to purchase $25 million in Class E common stock, par value $0.01 per share (“Class E shares”) or Class E units of the Operating Partnership (“Class E units”), or a combination thereof, and up to an additional $75 million in Class E shares or Class E units. As of September 30, 2022, the Company has received $157.60 million in commitments to purchase shares of its common stock and units in the Operating Partnership (“Operating Partnership units”), including the shares and units to be purchased by JPMIM, and has sold $25.05 million in Class E shares or Class E units from such commitments (collectively, the “Initial Capitalization”). The Company is not required to call all of the capital commitments made by investors pursuant to the Initial Capitalization prior to their expiration.

JPMIM has agreed to hold all of the Class E shares and Class E units it purchases pursuant to its capital commitment as part of the Initial Capitalization (the “JPM Initial Capitalization”) until the earlier of (i) the first date that the Company’s NAV reaches $1.5 billion and (ii) July 22, 2025, the third anniversary of the commencement of the Offering. Following such date, each month the Company will repurchase, without further action by JPMIM (each, a “JPM Mandatory Repurchase”) (see Note 10), a number of Class E shares or Class E units from JPMIM in an amount equal to the amount available under the Company’s share repurchase plan’s 2% monthly and 5% quarterly caps after satisfying repurchase requests from investors who purchase shares pursuant to the Offering and other holders of shares that are otherwise subject to repurchase under the Company’s share repurchase plan, until such time as the JPM Initial Capitalization has been fully repurchased; provided, that the number of shares subject to each JPM Mandatory Repurchase may be reduced where other holders of the Company’s Class E shares that were issued pursuant to the Initial Capitalization and are not subject to repurchase under the Company’s share repurchase plan request repurchase of their shares, in which case the Class E shares held by JPMIM and such other investors will be repurchased on a pro rata basis based on their respective percentage ownership in the Company immediately prior to such repurchase (not to exceed an aggregate number of shares equal to the amount available under the Company’s share repurchase plan’s 2% monthly and 5% quarterly caps). Notwithstanding the foregoing, the Company will not affect any JPM Mandatory Repurchase during any month in which the full amount of all shares requested to be repurchased by stockholders other than JPMIM under the Company’s share repurchase plan is not repurchased or when the Company’s share repurchase plan has been suspended.

J.P. Morgan Real Estate Income Trust, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2022

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

3. Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

Cash represents cash held in banks, cash on hand and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company did not hold cash equivalents as of September 30, 2022 and December 31, 2021.

Investments in Real Estate Debt

The Company’s investments in real estate debt consists of loans secured by real estate. The Company elected the fair value option (“FVO”) for its loans secured by real estate. The resulting unrealized gains and losses of such loans will be recorded as a component of income (loss) from investments in real estate debt on the Company’s Condensed Consolidated Statements of Operations. No unrealized gain or loss was recognized for the three and nine months ended September 30, 2022. Interest income from the Company’s investments in real estate debt is recognized over the life of each investment using the effective interest method and is recorded on the accrual basis. Recognition of premiums and discounts associated with these investments is deferred and recorded over the term of the investment as an adjustment to yield. The accrual of interest income on mortgage loans is discontinued when in management’s opinion, the borrower may be unable to meet payments as they become due (“nonaccrual mortgage loans”), unless the loan is well-secured and is in the process of collection. Interest income on nonaccrual mortgage loans is subsequently recognized only to the extent cash payment are received until the loans are returned to accrual status.

J.P. Morgan Real Estate Income Trust, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2022

Interest income of $0.1 million was recognized for the three and nine months ended September 30, 2022. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. Reimbursement of upfront costs of $0.1 million were recognized for the three and nine months ended September 30, 2022. Such items are recorded as components of income from investments in real estate debt on the Company’s Condensed Consolidated Statements of Operations.

Fair Value Measurements

Under normal market conditions, the fair value of an investment is the amount that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). Additionally, there is a hierarchal framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and the state of the market place, including the existence and transparency of transactions between market participants. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Investments measured and reported at fair value are classified and disclosed in one of the following levels within the fair value hierarchy:

Level 1 — quoted prices are available in active markets for identical investments as of the measurement date. The Company does not adjust the quoted price for these investments.

Level 2 — quoted prices are available in markets that are not active or model inputs are based on inputs that are either directly or indirectly observable as of the measurement date.

Level 3 — pricing inputs are unobservable and include instances where there is minimal, if any, market activity for the investment.

These inputs require significant judgment or estimation by management or third parties when determining fair value and generally represent anything that does not meet the criteria of Levels 1 and 2. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.

Valuation of assets and liabilities measured at fair value

The Company’s investments in real estate debt are recorded at fair value. Certain of the Company's investments in real estate debt, such as mezzanine loans, are unlikely to have readily available market quotations. In such cases, the Company will generally determine the initial value based on the origination amount or acquisition price of such investment if acquired by the Company or the par value of such investment if originated by the Company. Following the initial measurement, the Company will determine fair value by utilizing or reviewing certain of the following inputs (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios and (vii) borrower financial condition and performance. As of September 30, 2022, the Company held one real estate debt investment which has been classified as Level 3.

Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

The fair values of the Company’s financial instruments, including cash, cash equivalents and other financial instruments, approximate their carrying or contract value.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis:

	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investment in real estate debt	$—	$—	$16,825,000	$16,825,000	$—	$—	$—	$—
Total	$—	$—	$16,825,000	$16,825,000	$—	$—	$—	$—

Liabilities:
Mandatorily redeemable Class E units	$—	$—	$15,794,458	$15,794,458	$—	$—	$—	$—
Total	$—	$—	$15,794,458	$15,794,458	$—	$—	$—	$—

J.P. Morgan Real Estate Income Trust, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2022

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Investment in Real Estate Debt	Mandatorily Redeemable Class E Units
Balance at December 31, 2021	$—	$—
Purchases	16,825,000	—
Proceeds	—	15,767,766
Included in net loss
Unrealized loss included in other expenses	—	26,692
Balance at September 30, 2022	$16,825,000	$15,794,458

The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy:

	September 30, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Assets:
Investment in real estate debt	$16,825,000	Cost	Par	N/A	N/A

Liabilities:
Mandatorily redeemable Class E units	$15,794,458	Discounted cash flow	Discount rate/Exit capitalization rate/Market yield	N/A	Decrease

Deferred Charges

The Company’s deferred charges include financing costs. Deferred financing costs include legal, structuring, and other loan costs incurred by the Company for its financing agreements. Deferred financing costs related to the Company’s Credit Facility are recorded as a component of other assets on the Company’s Condensed Consolidated Balance Sheets and amortized over the term of the financing agreement.

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

Organization and Offering Costs

Organization costs are expensed as incurred and recorded as a component of general and administrative on the Company’s Condensed Consolidated Statement of Operations and offering costs are charged to equity as such amounts are incurred. The Company recognized $0.7 million of organization costs for the three and nine months ended September 30, 2022 and $4.8 million of offering costs since inception.

The Adviser will advance the Company’s organization and offering costs on behalf of the Company (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through July 22, 2023, the first anniversary of the commencement of the Offering. The Company will reimburse the Adviser for all such advanced costs ratably over a 60 month period following the first anniversary of the commencement of the Offering.

J.P. Morgan Real Estate Income Trust, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2022

As of September 30, 2022, the Adviser and its affiliates had incurred organization and offering costs on the Company’s behalf of $5.5 million. These organization and offering costs were recorded as a component of due to affiliates in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2022. Such costs became the Company’s liability on July 22, 2022, the date on which the Offering commenced.

Operating Expenses

The Adviser will advance on its behalf certain of the Company’s operating expenses through the earlier of (i) the first date that the Company’s NAV reaches $500 million and (ii) December 31, 2023. The Company will reimburse the Adviser for all such advanced operating expenses ratably over the 60 months following such date. Operating expenses incurred directly by the Company are expensed in the period incurred.

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

4. Investments in Real Estate Debt

On September 2, 2022, the Company acquired a $26.8 million mezzanine loan ("Mezzanine Loan") and, concurrent with the acquisition, sold a $10 million pari passu participation interest to an affiliate of the Adviser. The sale of the participating interest met the criteria to be classified as a sale, and not a financing, as the Company did not retain a controlling interest in the loan. The loan financed the acquisition of a garden-style multifamily property located in Murfreesboro, Tennessee. The Mezzanine Loan is an interest only loan and was fully funded as of the acquisition date. The interest rate is determined based on Secured Overnight Financing Rate ("SOFR") plus 5.22%. The loan has a stated maturity of September 7, 2024 and includes up to three one-year extension options. The Mezzanine Loan's carrying value approximates the fair value.

5. Secured Credit Facility

During the three months ended September 30, 2022, the Company, as initial guarantor, and the Operating Partnership, as initial borrower, entered into a credit agreement (“Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”). The Credit Agreement provides for aggregate commitments of up to $65 million for secured revolving loans and letter of credit issuances, with an accordion feature pursuant to which the Operating Partnership may increase the aggregate commitments up to $150 million, subject to the satisfaction of certain of certain conditions (the "Credit Facility").

Loans outstanding under the Credit Facility bear interest and line of credit fees, at the Operating Partnership's option, at either a relevant SOFR plus an applicable margin or a “base rate” equal to the higher of (i) zero and (ii) the sum of the Federal Funds Effective Rate plus 0.5% per annum, plus the applicable margin. The applicable margin ranges from 1.55% to 1.65% for borrowings at a relevant SOFR rate determined under the terms of the Credit Facility, 1.55% to 1.65% for borrowings at a relevant “base rate” determined under the terms of the Credit Facility, or 1.55% to 1.65% for lines of credit, in each case, based on the borrowing as defined in the Credit Facility. Loans under the Credit Facility will mature on the earliest of (i) August 31, 2023, (ii) ) the date an earlier termination pursuant to an event of default specified in the Credit Agreement occurs or (iii) the date of occurrence of other maturity date events specified in the Credit Agreement, unless extended pursuant to the terms of the Credit Agreement.

J.P. Morgan Real Estate Income Trust, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2022

There were $4 million of borrowings outstanding on the Credit Facility as of September 30, 2022. The carrying value of the Credit Facility approximates the fair value. The Operating Partnership anticipates repaying the outstanding principal balance of the Credit Facility at maturity which will require a payment of $4 million on or prior to August 31, 2023 unless the Operating Partnership exercises one or more extension options.

6. Related Party Transactions

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

The Company, as general partner, and Special Limited Partner entered into the Limited Partnership Agreement of JPMREIT OP on June 3, 2022 as amended on September 20, 2022.

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

The Dealer Manager also receives a stockholder servicing fee of 0.85%, 0.85% and 0.25% per annum of the aggregate NAV of the Company’s outstanding Class T shares, Class S shares and Class D shares, respectively. The Company will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share sold in the primary offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such share would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such share (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). At the end of such month, such Class T share, Class S share or Class D share (and any shares issued under the Company’s distribution reinvestment plan with respect thereto) will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV of such share. The Company will accrue the cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S and Class D share is sold during the primary offering. There is no stockholder servicing fee with respect to Class I shares.

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

On May 31, 2022 and June 23, 2022, the Company sold 500,000 and 1,076,776 Class E Operating Partnership units to the Adviser for an aggregate purchase price of $5.0 million and $10.8 million, respectively. (See note 10)

J.P. Morgan Real Estate Income Trust, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2022

On July 22, 2022, the Company issued 4,464 shares of restricted Class E common stock to its independent directors in accordance with its independent director compensation plan. Given the restriction, the shares are not considered outstanding as of September 30, 2022.

The Company’s obligations to pay stockholder servicing fees with respect to the Class T, Class S and Class D shares distributed in the Offering shall survive until such shares are no longer outstanding (including because such shares converted into Class I shares).

On September 2, 2022, the Company acquired a $26.8 million Mezzanine Loan and, concurrent with the acquisition, sold a $10 million pari passu participation interest to an affiliate of the Adviser. (See note 4)

Due to Affiliates

The following table details the components of due to affiliates:

	September 30, 2022	December 31, 2021
Organization and offering costs	$5,518,848	$—
Operating expenses	1,907,515	—
Total	$7,426,363	$—

Organization and offering costs

The Adviser has advanced $5.5 million of organization and offering costs (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through September 30, 2022. The Adviser will advance the Company’s organization and offering costs on behalf of the Company (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through July 22, 2023, the first anniversary of the commencement of the Offering. The Company will reimburse the Adviser for all such advanced costs ratably over a 60 month period following the first anniversary of the commencement of the Offering.

Operating expenses

The Adviser has advanced $1.9 million of operating expenses on the Company’s behalf as of September 30, 2022. The Company will reimburse the Adviser for all advanced operating expenses ratably over the 60 months starting the earlier of (i) the first date that the Company’s NAV reaches $500 million and (ii) December 31, 2023.

7. Economic Dependency

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

8. Other Assets and Liabilities

The following table summarizes the components of other assets:

	September 30, 2022	December 31, 2021
Acquisition cost	$1,368,603	$—
Deferred financing costs	444,438	—
Prepaids	215,205	—
Interest receivable	81,262	—
Other assets	53,772	—
Total	$2,163,280	$—

The following table summarizes the components of accrued expenses and other liabilities:

	September 30, 2022	December 31, 2021
Accrued expenses	$1,117,765	$—
Deposits payable	250,000	—
Total	$1,367,765	$—

J.P. Morgan Real Estate Income Trust, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2022

9. Equity

Authorized Capital

The Company is authorized to issue preferred stock and five classes of common stock consisting of Class E, Class T shares, Class S shares, Class D shares, and Class I shares. The differences among the common share classes relate to upfront selling commissions and ongoing stockholder servicing fees. See Note 2 for additional detail of each share class.

As of September 30, 2022, the Company had authority to issue 3.1 billion shares, consisting of the following:

Classification	Number of Shares	Par Value
Class E Shares	600,000,000	$0.01
Class D Shares	600,000,000	$0.01
Class I Shares	600,000,000	$0.01
Class S Shares	600,000,000	$0.01
Class T Shares	600,000,000	$0.01
Preferred Stock	100,000,000	$0.01
Total	3,100,000,000

Common Stock

As of September 30, 2022, the Company had sold 928,223 shares of its common stock in the Offering for aggregate net proceeds of $9.28 million. The following table details the movement in the Company’s outstanding shares of common stock:

	Nine Months Ended September 30, 2022
	Class E	Class D	Class I	Class S	Class T
Beginning balance, December 31 2021:	20,000	-	-	-	-
Common stock issued	908,223	-	-	-	-
Ending balance, September 30, 2022	928,223	-	-	-	-

10. Mandatorily Redeemable Class E Units

The Company sold 500,000 and 1,076,776 of Class E Operating Partnership units to JPMIM in exchange for investments of $5.0 million and $10.8 million on May 31, 2022, and June 23, 2022, respectively.

As the sole investor in Class E units of the Operating Partnership, JPMIM's interest does not have any voting rights but is entitled to receive distributions at the same rate applicable to other classes of units.

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

The Class E units held by JPMIM are mandatorily redeemable, and only subject to delays to the continuous obligation to ultimately redeem the Class E units once sufficient availability exists under share repurchase agreements. Therefore, the Class E units held by JPMIM are classified as a liability pursuant to Topic 480 — Distinguishing Liabilities from Equity and is presented as “mandatorily redeemable Class E units” at the initial funding amount received, which is equivalent to fair value at the issuance dates. Subsequently, the mandatorily redeemable Class E units are carried at its cash redemption value as if the unit were repurchased or redeemable at the reporting date, which equals NAV per unit. The changes in carrying value (changes in NAV per unit) are classified as other income or expense along with any cash distributions paid. The Company recorded an unrealized loss of $0.03 million for the three and nine months ended September 30, 2022 which is included in other expenses in the Condensed Consolidated Statement of Operations.

J.P. Morgan Real Estate Income Trust, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2022

11. Earnings Per Share

The Company's net loss and weighted average number of shares outstanding for the three and nine months ended September 30, 2022 consist of the following:

	For the Three Months Ended	For the Nine Months Ended
	September 30,	September 30,
	2022	2022
Net loss attributable to JPMREIT stockholders	$(1,659,938)	$(1,662,403)
Weighted-average shares of Class E common stock outstanding, basic and diluted	928,223	350,567

The calculation of basic and diluted net loss per share amounts for the three and nine months ended September 30, 2022 consist of the following:

	For the Three Months Ended	For the Nine Months Ended
	September 30,	September 30,
	2022	2022
Basic and Diluted Net Loss per Share Attributable to JPMREIT Stockholders
Numerator:
Net loss attributable to JPMREIT stockholders	$(1,659,938)	$(1,662,403)
Denominator:
Weighted-average shares of Class E common stock outstanding	928,223	350,567
Basic and diluted net loss per share of Class E common stock	$(1.79)	$(4.74)

For the three and nine months ended September 30, 2022, unissued Class E common shares awarded to the Company's independent directors are excluded from the calculation of diluted EPS as the inclusion of such potential common shares in the calculation would be anti-dilutive.

12. Commitments and Contingencies

On June 10, 2022, the Company entered into a forward purchase and sale agreement to acquire a truck terminal facility under development on 50.3 acres of land in Garden City, Georgia (the “Truck Terminal Facility”) for an aggregate purchase price, exclusive of closing costs, of $73.2 million. The seller of the Truck Terminal Facility is not affiliated with the Company, the Adviser or their affiliates. It is expected that the acquisition of the Truck Terminal Facility will be funded in part with the proceeds of a mortgage loan secured by the Truck Terminal Facility, to be obtained upon the closing of the acquisition. The Company expects the balance of the purchase price to be funded with the proceeds from the sale of shares of its common stock.

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

The Truck Terminal Facility is a forward purchase commitment and the Company anticipates the funding schedule, inclusive of deposits and due diligence funding, to require payments of $0.8 million in 2022 and $67.2 million in 2023.

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2022, the Company was not involved in any material legal proceedings.

13. Subsequent Events

On October 3, 2022, November 1, 2022 and November 8, 2022, the Company issued 184,250, 7,487 and 1,021,624 unregistered Class E shares at a price per share of $10.00, $10.02 and $10.02 to accredited investors in a private placement for an aggregate purchase price of $1.8 million, $0.08 million and $10.2 million, respectively. In addition, on November 8, 2022 the Company issued 1,773,652 Class E units to JPMIM for gross offering proceeds of $17.8 million. The offer and sale of these shares was exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) and Regulation D thereof as they were not part of any public offering and did not involve any general solicitation or general advertising.

On October 3, 2022 and October 13, 2022, and in accordance with the director compensation plan, the Company issued 972 shares of unregistered Class E common stock and made a cash payment of $0.03 million, respectively, to its independent directors.

As part of the Offering, on November 1, 2022, the Company issued 21,963 Class I shares at a price per share of $10.02 for an aggregate purchase price of $0.22 million.

J.P. Morgan Real Estate Income Trust, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2022

On October 7, 2022 the Company acquired a 9.7-acre industrial outdoor storage site located in the greater Philadelphia metropolitan area (the “IOS Facility”) for an aggregate purchase price of $19.7 million, exclusive of closing costs. The acquisition was funded with the proceeds from the sale of shares and borrowings from the Credit Facility (see note 5) of $16.0 million. The Company increased its borrowings under the Credit Facility on October 5, 2022 in order to fund the acquisition of the IOS Facility.

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

Our initial public offering of our common stock commenced on July 22, 2022. We acquired our first investment on September 2, 2022.

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

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating fees and expenses and to pay interest on any outstanding indebtedness we may incur. We anticipate our offering and operating fees and expenses will include, among other things, the management fee we will pay to the Adviser, the performance participation allocation that the Operating Partnership will pay to the Special Limited Partner, stockholder servicing fees we will pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees. We will reimburse the Adviser for certain out-of-pocket expenses in connection with our operations. The Adviser will advance our organization and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through the first anniversary of the commencement of the Offering. We will reimburse the Adviser for such advanced expenses ratably over the 60 months following July 22, 2023, the first anniversary of the commencement of the Offering. As of September 30, 2022, we had accrued approximately $5.5 million of organization and offering expenses payable to the Adviser. In addition, the Adviser will advance on our behalf certain of our operating expenses through the earlier of (i) the first date that our NAV reaches $500 million and (ii) December 31, 2023 at which point we will reimburse the Adviser for all such advanced expenses ratably over the 60 months following such date. As of September 30, 2022, the Adviser advanced, and we accrued, approximately $1.9 million of operating expenses which are included in the line item "Due to affiliate" on our condensed Consolidated Balance Sheet.

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

On November 15, 2021, we were capitalized with a $0.2 million investment by the Adviser in exchange for 20,000 shares of our Class E common stock. The Adviser has agreed to not sell, transfer or dispose of the shares to any party other than an affiliate of the Adviser for so long as the Adviser or its affiliate performs an advisory function for the us.

Pursuant to a separate private offering, JPMIM has agreed to purchase $25 million in Class E common stock, par value $0.01 per share (“Class E shares”) or Class E units of the Operating Partnership (“Class E units”), or a combination thereof, and up to an additional $75 million in Class E shares or Class E units. As of September 30, 2022, we received $157.60 million in commitments to purchase shares of our common stock and units in the Operating Partnership (“Operating Partnership units”), including the shares and units to be purchased by JPMIM, and has sold $25.05 million in Class E shares or Class E units from such commitments (collectively, the “Initial Capitalization”). We are not required to call all of the capital commitments made by investors pursuant to the Initial Capitalization prior to their expiration.

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

On August 31, 2022 we entered into a Credit Facility with US Bank. The Credit Facility may be used to fund acquisitions, to repurchase shares pursuant to our share repurchase plan or for any other corporate purpose. Funds available under the Credit Facility may be reduced at any given time if we use borrowings under the Credit Facility to fund share repurchases, distributions, investments, or for other corporate purposes.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.

Investments

On September 2, 2022, the Company acquired a $26.8 million mezzanine loan ("Mezzanine Loan") and, concurrent with the acquisition, sold a $10 million pari passu participation interest to an affiliate of the Adviser. The sale of the participating interest met the criteria to be classified as a sale, and not a financing, as the Company did not retain a controlling interest in the loan. The loan financed the acquisition of a garden-style multifamily property located in Murfreesboro, Tennessee. The Mezzanine Loan is an interest only loan and was fully funded as of the acquisition date. The interest rate is determined based on Secured Overnight Financing Rate ("SOFR") plus 5.22%. The loan has a stated maturity of September 7, 2024 and includes up to three one-year extension options. The Mezzanine Loan's carrying value approximates the fair value.

On October 7, 2022 the Company acquired the IOS Facility, a 9.7-acre industrial outdoor storage site located in the greater Philadelphia metropolitan area for an aggregate purchase price of $19.7 million, exclusive of closing costs. The acquisition was funded with the proceeds from the sale of shares and borrowings from the Credit Facility (see note 5). The Company increased its borrowings under the Credit Facility on October 5, 2022 in order to fund the acquisition of the IOS Facility.

The IOS Facility is 100% leased pursuant to a long-term parking lease to a single tenant. The tenant will use the facility as a strategic storage yard for an adjacent distribution center. The IOS Facility faces competition from similarly situated properties in and around its submarket. We believe that the IOS Facility is adequately covered by insurance.

Results of Operations

From November 15, 2021 (date of our initial capitalization) through June 30, 2022, we had not commenced our principal operations and were focused on our formation and the registration of the Offering. Our Offering commenced on July 22, 2022 and we commenced principal operations on September 2, 2022 with the acquisition of our first investment.

Income from Investments in Real Estate Debt

During the three months ended September 30, 2022, we acquired our first real estate debt investment and recognized $0.1 million of interest income.

General and Administrative Expenses

During the three months ended September 30, 2022, general and administrative expenses were $1.5 million and consisted primarily of $0.7 million of organization costs incurred in conjunction with our formation. Such costs included legal fees, accounting fees, and transfer agent fees, among other costs. We do not expect to incur additional material organization costs in the future as our formation is substantially complete and we have commenced principal operations. General and administrative expenses also include operating expenses, of $0.7 million related to general corporate matters, such as professional, legal fees and insurance premiums and $0.1 million in director compensation.

Other Expenses

During the three months ended September 30, 2022, other expense was $0.3 million and consisted primarily of $0.2 million in dead deal costs relating to a mortgage loan and interest expense of $0.1 million relating to the Credit Facility.

Net Asset Value

The purchase price per share for each class of our common stock will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset values of our investments, the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including the allocation/accrual of any performance participation, and any stockholder servicing fees applicable to such class of shares.

The following table provides a breakdown of the major components of our NAV($ and shares):

Components of NAV	September 30, 2022
Investments in real estate debt	$16,825,000
Cash and cash equivalents	2,733,509
Other assets	10,891,939
Debt obligations	(4,000,000)
Other liabilities	(1,358,043)
JPMIM mandatorily redeemable Class E units (1)	(15,794,458)
Net asset value	$9,297,947
Number of outstanding shares/units	928,223

(1) Represents Class E units in the Operating Partnership held by the Adviser that are mandatorily redeemable and only subject to delays to the continuous obligation to ultimately redeem the Class E units once sufficient availability exists under the share repurchase agreements. Therefore, the Class E units held by JPMIM are classified as a liability pursuant to ASC 480 Distinguishing Liabilities From Equity and are presented as “JPMIM mandatorily redeemable Class E units” at the initial funding amount received, which is equivalent to fair value at the issuance dates. Subsequently, the JPMIM mandatorily redeemable Class E units are carried at their cash redemption value as if the units were repurchased or redeemable at the reporting date, which equals NAV per unit of $10.02.

The following table provides a breakdown of our total NAV and NAV per share by share class as of September 30, 2022 ($ and shares):

NAV Per Share	Class E Shares	Total
Net asset value	$9,297,947	$9,297,947
Number of outstanding shares	928,223	928,223
NAV Per Share/Unit as of September 30, 2022	$10.02	$10.02

The following table reconciles stockholders’ equity per our Consolidated Balance Sheet to our NAV:

Reconciliation of Stockholders’ Equity to NAV	September 30, 2022
Stockholders’ equity under GAAP	$2,819,093
Adjustments:
Organization, offering costs and operating expenses	6,447,054
Accumulated depreciation and amortization	31,800
NAV	$9,297,947

Consistent with our disclosure in the prospectus regarding our NAV calculation, our investment in real estate debt is initially valued at cost. In the future, as we establish new values for our investments, we will provide information on the key assumptions used in the discounted cash flow methodology and a sensitivity analysis related thereto.

The Adviser has agreed to advance organization and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through the first anniversary of the commencement of the Offering. We will reimburse the Adviser for such advanced expenses ratably over the 60 months following July 22, 2023, the first anniversary of the commencement of the Offering. The Adviser will advance on its behalf certain of our operating expenses through the earlier of (i) the first date that our NAV reaches $500 million and (ii) December 31, 2023. We will reimburse the Adviser for all such advanced operating expenses ratably over the 60 months following such date.

Cash Flows

Cash flows provided by operating activities were $0.1 million for the nine months ended September 30, 2022 primarily due to the interest income received from our real estate debt investment.

Cash flows used in investing activities were $26.3 million for the nine months ended September 30, 2022 due to our real estate debt investment of $16.8 million as well as deposits on real estate acquisitions of $9.4 million.

Cash flows provided by financing activities totaled $28.7 million for the nine months ended September 30, 2022 primarily due to net proceeds from borrowings of $3.9 million, proceeds from the issuance of our common stock of $9.1 million and proceeds from the issuances of mandatorily redeemable Class E units of $15.8 million.

Critical Accounting Policies

The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. We consider our accounting policies over investments in real estate debt and recognition of interest income to be our critical accounting policies. Refer to Note 3 — “Summary of Significant Accounting Policies” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further descriptions of such accounting policies.

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

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, we will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on a stockholder's investment may be reduced. Our board of directors has not yet established policies and procedures regarding our use of derivative financial instruments for hedging or other purposes.

As of September 30, 2022, the outstanding principal balance of our variable rate indebtedness was $4.0 million.

Our credit facility is variable rate and indexed to the one-month forward-looking term rate based on SOFR as maintained by CME Group Benchmark Administration Ltd. (the “Reference Rate”). For the three and nine months ended September 30, 2022, a 10% increase the Reference Rate would have resulted in increased interest expense of $555 and $555, respectively.

Investments in Real Estate Debt

As of September 30, 2022, we held $16.8 million of investments in real estate debt. Our investment in real estate debt is floating-rate and indexed to the Reference Rate, and, as such, is exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the three and nine months ended September 30, 2022, a 10% increase or decrease in the Reference Rate would have resulted in an increase or decrease to income from investments in real estate debt of $6,982 and $6,982, respectively.

We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, therefore the amount we will realize upon any sale of our investments in real estate debt is unknown. However, as of September 30, 2022, a 10% change in the fair value of our investments in real estate debt may result in an unrealized gain or loss of $1.7 million.

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

Item 1A. Risk Factors.

Except as set forth below, there were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in our Registration Statement on Form S-11 (File 333-265588) that was declared effective by the Securities and Exchange Commission on July 22, 2022.

The following supersedes and replaces the risk factor entitled “We may acquire MBS affiliated with J.P. Morgan.”

We may acquire MBS on the secondary market that were initially affiliated with J.P. Morgan.

We may acquire MBS whereby mortgages underlying the MBS were issued or acquired by, properties underlying the mortgages in the MBS are owned by, or the MBS is serviced by, a J.P. Morgan affiliate, provided that a majority of our directors (including a majority of our independent directors) not otherwise interested in such transaction approves such transaction as fair and reasonable to us in accordance with our charter. We will not acquire MBS in the primary market from a J.P. Morgan affiliate and will only acquire MBS affiliated with J.P. Morgan from a third party if the transaction is aligned with our investment strategy. While we may acquire such MBS from third parties on terms already negotiated by and agreed with third parties and will forgo certain non-economic rights (including voting rights) in such MBS so long as we are aware that the affiliation exists, which we believe should mostly mitigate any conflicts of interest, there is no assurance that such procedures will adequately address all of the conflicts of interest that may arise or will address such conflicts in a manner that results in the allocation of a particular investment opportunity to us or is otherwise favorable to us.

The following disclosure is added to the “Risk Factors—Risks Related to Conflicts of Interest” section of the Prospectus following the second paragraph of the risk factor entitled “J.P. Morgan, the Adviser and their affiliates will face various conflicts of interest as a result of its relationship with our company” and the “Conflicts of Interest Relationship Between Our Company and J.P. Morgan” section of the Prospectus following the second paragraph of the section.

Subject to applicable law (including, without limitation, ERISA), the Adviser may from time to time cause an Other J.P. Morgan Account to sell or transfer, or recommend that such Other J.P. Morgan Account sell or transfer, a security or other instrument to us. We may also at times sell our investments to an Other J.P. Morgan Account. The Adviser may also engage in such practice of “cross trading” in order to “rebalance” the portfolios (where we or a particular client account or investment vehicle needs liquidity or where investment objectives differ), to reduce or eliminate transaction costs or market impact, to combine accounts or otherwise. The Adviser faces a potentially conflicting division of loyalties and responsibilities to the parties in such transactions. The cross trade will be executed through the use of a methodology that the Adviser has determined to be fair and equitable to calculate the transfer price. Such transactions will be subject to the approval of a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction pursuant to our charter.

The following supersedes and replaces the fifth paragraph in the risk factor titled “J.P. Morgan, the Adviser and their affiliates will face various conflicts of interest as a result of its relationship with our company.”

Subject to applicable law (including, without limitation, ERISA), from time to time certain Other J.P. Morgan Accounts or discretionary clients of the Adviser or its affiliates (collectively, “Other J.P. Morgan Clients”) may invest in our shares. Such investment may give rise to a conflict of interest for the Adviser and its affiliates between acting in our best interests and Other J.P. Morgan Clients, as Other J.P. Morgan Clients will have certain interests in the way in which we are operated which may conflict with the interests of other stockholders. This may create an incentive for the Adviser or its affiliates to take, or not to take, certain actions that it would not otherwise take. Such investments by Other J.P. Morgan Clients present a potential conflict of interest as the Adviser and its affiliates may have the incentive to favor Other J.P. Morgan Clients. For example, the Adviser and its affiliates may face a challenge in balancing the respective duties to the Other J.P. Morgan Clients, our company and our other stockholders, and the Adviser and its affiliates acting on behalf of an Other J.P. Morgan Client may have access to information that may not be available to other stockholders. In the event that we elect to satisfy a large repurchase request pursuant to our share repurchase plan for shares held by an Other J.P. Morgan Client, we may determine to dispose of assets when we otherwise would not have done so in order to fund the repurchase. A large share repurchase could also cause us to incur additional expenses related to funding the repurchase. However, the Adviser and its affiliates have established policies, including information barriers, reasonably designed to mitigate the foregoing and other conflicts of interest that may arise in connection with the investment in us by Other J.P. Morgan Clients, in an effort to ensure that the Adviser and its affiliates act in accordance with applicable law and their respective fiduciary obligations with respect to us and Other J.P. Morgan Clients. For example, the Adviser’s compliance program incorporates, among other things, written policies and procedures that are reasonably designed to prevent violations of the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and the rules that the SEC adopted under the Advisers Act, by the Adviser or any of its supervised persons. The Adviser’s information safeguarding barriers are also relied upon to protect the integrity of its investment processes, to comply with its fiduciary and regulatory obligations, to preserve confidentiality, and to prevent actual or perceived conflicts that may exist in connection with clients of other lines of business. Additionally, the Adviser’s Code of Ethics and Code of Conduct and Information Safeguarding and Barriers Policy requires all lines of business and the respective employees thereof to protect information from disclosure to Other J.P. Morgan Clients. In an unlikely scenario where we would seek to sell an asset to satisfy a repurchase request of an Other J.P. Morgan Client, the proposed sale would be subject to the scrutiny by the Adviser’s applicable oversight teams.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the period ended September 30, 2022, we did not repurchase any shares of our common stock pursuant to our share repurchase plan.

Use of Proceeds

On July 22, 2022, our Registration Statement on Form S-11 (File No. 333-265588), covering our public offering of up to $5 billion of common stock, was declared effective under the Securities Act. As of September 30, 2022, we had not sold any shares of our common stock in our Offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 8, 2022, the Company issued 1,021,624 unregistered Class E shares of common stock at a price per share of $10.02 to accredited investors in a private placement of Class E shares for an aggregate purchase price of $10,233,502. The offer and sale of these shares was exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) and Regulation D thereof as they were not part of any public offering and did not involve any general solicitation or general advertising.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
3.1

Articles of Amendment and Restatement of J.P. Morgan Real Estate Income Trust, Inc., dated June 2, 2022 (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-265588) filed on June 14, 2022 and incorporated herein by reference)

3.2

Certificate of Correction of Articles of Amendment and Restatement of J.P. Morgan Real Estate Income Trust, Inc., dated June 2, 2022 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-265588) filed on June 14, 2022 and incorporated herein by reference)

3.3

Bylaws of J.P. Morgan Real Estate Income Trust, Inc. (filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 (File No. 333-265588) filed on June 14, 2022 and incorporated herein by reference)

10.1

Credit Agreement dated August 31, 2022, by and among J.P. Morgan REIT Operating Partnership, L.P., J.P. Morgan Real Estate Income Trust, Inc. and U.S. Bank National Association (filed as Exhibit 10.1 to the Registrant’s Form 8-K dated August 31, 2022 and incorporated herein by reference).

10.2

Amended and Restated Limited Partnership Agreement of J.P. Morgan REIT Operating Partnership, L.P. dated September 30, 2022 (filed as Exhibit 10.1 to the Registrant’s Form 8-K dated September 30, 2022 and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.P. Morgan Real Estate Income Trust, Inc.

Date: November 14, 2022	By:	/s/ Michael P. Kelly
Michael P. Kelly
Chairperson of the Board and Chief Executive Officer

Date: November 14, 2022	By:	/s/ Lawrence A. Goodfield Jr.
Lawrence A. Goodfield Jr.
Chief Financial Officer and Treasurer