Form 10-K
period 2022-12-31
J.P. Morgan Real Estate Income Trust, Inc.
filed 2023-03-29
CIK 1893262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 333-265588

J.P. Morgan Real Estate Income Trust, Inc.

(Exact name of Registrant as specified in its Charter)

Maryland	87-3439916
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
277 Park Avenue 9th Floor New York, New York	10172
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 270-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 for 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: There is currently no established public market for the Registrant's share of common stock.

As of March 29, 2023, the registrant had the following shares outstanding: 3,087,334 shares of Class E common stock, 1,769,129 shares of Class I common stock and 49,148 shares of Class D common stock.

Auditor Firm Id:	238	Auditor Name:	PricewaterhouseCoopers LLC	Auditor Location:	New York, New York, USA

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS; RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe," "continue", "identify" or other similar words or the negatives thereof. These may include our financial estimates and their underlying assumptions, statements about plans, objectives, intentions and expectations with respect to future operations, repurchases, acquisitions and future performance. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings).

Forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. A summary of principal risk factors that make investing in our securities risky and might cause such actual outcomes or results to differ is set forth below.

•
We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.
•
Since there is no public trading market for shares of our common stock, repurchase of shares by us will likely be the only way to dispose of your shares. Our share repurchase plan provides stockholders with the opportunity to request that we repurchase their shares on a monthly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in our discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our board of directors may make exceptions to, modify and suspend our share repurchase plan if, in its reasonable judgment, it deems such action to be in our best interest and the best interest of our stockholders. Our board of directors cannot terminate our share repurchase plan absent a liquidity event which results in stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid.
•
Distributions are not guaranteed and may be funded from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds (including from sales of our common stock or units of J.P. Morgan REIT Operating Partnership, L.P. (the "Operating Partnership") to the J.P. Morgan REIT OP Special Limited Partner (the "Special Limited Partner", an affiliate of J.P. Morgan (defined below)), the sale of our assets, and repayments of our real estate debt investments, and we have no limits on the amounts we may fund from such sources.
•
The purchase and repurchase price for shares of our common stock are generally based on our prior month’s net asset value ("NAV") and are not based on any public trading market. While there will be independent valuations of our properties from time to time, the valuation of properties is inherently subjective, and our NAV may not accurately reflect the actual price at which our properties could be liquidated on any given day.
•
We are dependent on J.P. Morgan Investment Management Inc. (the "Adviser"), as well as the persons and firms the Adviser retains to provide services on our behalf, to conduct our operations. The Adviser will face conflicts of interest as a result of, among other things, the allocation of investment opportunities among us and Other J.P. Morgan Accounts (defined below), the allocation of time of its investment professionals and the substantial fees that we will pay to the Adviser.
•
Principal and interest payments on any borrowings will reduce the amount of funds available for distribution or investment in additional real estate assets.
•
There are limits on the ownership and transferability of our shares.
•
While our investment strategy is to invest in stabilized commercial real estate diversified by sector with a focus on providing current income to investors, an investment in us is not an investment in fixed income. Fixed income has material differences from an investment in us, including those related to vehicle structure, investment objectives and restrictions, risks, fluctuation of principal, safety, guarantees or insurance, fees and expenses, liquidity and tax treatment.

•
We intend to qualify as a REIT for U.S. federal income tax purposes. However, if we fail to qualify as a REIT and no relief provisions apply, our NAV and cash available for distribution to our stockholders could materially decrease.
•
The acquisition of investment properties may be financed in substantial part by borrowing, which increases our exposure to loss. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors.
•
Investing in commercial real estate assets involves certain risks, including but not limited to tenants’ inability to pay rent; increases in interest rates and lack of availability of financing; tenant turnover and vacancies; and changes in supply of or demand for similar properties in a given market.
•
Our operating results will be affected by global and national economic and market conditions generally and by the local economic conditions where our properties are located, including changes with respect to rising vacancy rates or decreasing market rental rates; fluctuations in the average occupancy and room rates for hotel properties; inability to lease space on favorable terms; bankruptcies, financial difficulties or lease defaults by our tenants, particularly for our tenants with net leases for large properties; inflation, interest rate changes and supply chain disruptions; and changes in government rules, regulations and fiscal policies, such as property taxes, zoning laws, limitations on rental rates, and compliance costs with respect to environmental laws.
•
Our portfolio is currently concentrated in certain industries and geographies, and, as a consequence, our aggregate return may be substantially affected by adverse economic or business conditions affecting that asset or geography.
•
Competition for investment opportunities may reduce our profitability and the return on your investment.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We caution you not to place undue reliance on these forward-looking statements. All written and oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by these cautionary statements. Moreover, unless we are required by law to update these statements, we will not necessarily update or revise any forward-looking statements included or incorporated by reference in this Annual Report after the date hereof, either to conform them to actual results or to changes in our expectations. We urge you to carefully consider the foregoing summary together with the risks discussed in Part I., Item 1A. "Risk Factors" and Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations".

Website Disclosure

We use our website (www.jpmreit.com) as a channel of distribution of Company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases and SEC filings. The contents of our website are not, however, a part of this report.

PART I

ITEM 1. BUSINESS

References herein to "J.P. Morgan Real Estate Income Trust", the "Company," "JPMREIT," "we," "us," or "our" refer to J.P. Morgan Real Estate Income Trust, Inc. a Maryland corporation, and its subsidiaries unless the context specifically requires otherwise.

General Description of Business and Operations

J.P. Morgan Real Estate Income Trust, Inc. was formed on November 5, 2021, as a Maryland corporation and intends to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes. The Company was organized to invest primarily in stabilized, income-generating real estate properties, and to a lesser extent, real estate debt and real estate-related securities. The Company is the sole general partner the Operating Partnership. The Special Limited Partner, an affiliate of the Adviser (together with its affiliates "J.P. Morgan"), owns a special limited partner interest in JPMREIT OP. Substantially all the Company’s business is conducted through JPMREIT OP. The Company and JPMREIT OP are externally managed by JPMIM.

On July 22, 2022, the Securities and Exchange Commission ("SEC") declared effective our Registration Statement on Form S-11 (File No. 333-265588) for our initial public offering of common stock. We have registered a public offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in our primary offering (the "Primary Offering") and up to $1.0 billion in shares under our distribution reinvestment plan (collectively, the "Offering"). We are selling any combination of four classes of shares of our common stock: Class T shares, Class S shares, Class D shares and Class I shares in the Offering, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and dealer manager fees and different ongoing stockholder servicing fees. The purchase price per share for each class of our common stock sold in the Offering varies and generally equals our prior month’s NAV per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees. As of December 31, 2022, we received gross offering proceeds of $0.6 million from the sale of our common stock in the Offering.

Pursuant to a separate private offering (the "Initial Capitalization"), we received commitments from the Adviser to purchase shares of our Class E common stock ("Class E shares") or Class E units in the Operating Partnership ("Class E units") and commitments from certain third-party investors to purchase Class E shares. As of December 31, 2022, we sold $21.3 million in Class E shares and $45.6 million in Class E units in the Initial Capitalization.

We are also conducting a private offering of Class E and Class I shares, which is separate from the Initial Capitalization. The aggregate purchase price paid by each investor in the private offering of Class E and Class I shares will be allocated equally to the purchase of Class E shares and Class I shares.

As part of the Offering, subsequent to December 31, 2022, we sold an additional 1,708,600 and 49,097 shares of Class I and Class D common stock for net proceeds of $17.2 million and $0.5 million, respectively.

Through a subsequent private offering, we sold an additional 713,596 shares of Class E common stock for net proceeds of $7.2 million.

Our Adviser

We are externally managed by J.P. Morgan Investment Management Inc., a Delaware corporation. JPMIM is one of the industry’s premier global real estate investment managers. JPMIM has over 50 years of experience advising and managing some of the world’s most respected corporations, pension plans, governments, institutions and high net worth investors on their real estate investments, with assets under management of approximately $81 billion of debt and equity real estate investments, including approximately $70 billion in assets managed in the United States by its Real Estate Americas ("REA") platform as of December 31, 2022.

The REA platform has earned a market leadership position through its strategic relationships and information advantage. The REA team includes approximately 200 professionals across six U.S. offices in Boston, Chicago, Dallas, Los Angeles, New York and San Francisco. The team combines regional and local market expertise with a multidisciplinary approach to investment, including acquisitions, asset management, research, debt capital markets, development and engineering, client strategy, financial, tax, valuations, and product development.

Pursuant to the advisory agreement between us, the Operating Partnership and JPMIM (the "Advisory Agreement"), the Adviser has contractual and fiduciary responsibilities to us and our stockholders and is responsible for sourcing, evaluating and monitoring our investment opportunities and making decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors. We or the Adviser may retain other service providers in connection with our operations, including, without limitation, administration, legal and accounting support. The Adviser leverages the global resources of REA to achieve our investment goals and objectives.

The Adviser maintains different Investment Committees based on geographic regions where investment opportunities are located. The applicable Investment Committee is required to approve all acquisitions and dispositions of real estate and real estate debt made by the Adviser on our behalf. The high level of interaction between the Investment Committee and investment professionals from the inception of a transaction to closing helps identify potential issues early and enables the team to more effectively streamline resources and workflows. The Investment Committee process emphasizes a consensus-based approach to decision making among the voting and non-voting members. REA’s Investment Committee is led by REA’s Chief Investment Officer, and its voting members are REA’s Chief Investment Officer, Portfolio Managers, Head of Asset Management, and the senior representatives from the Real Estate Research and Data Science Team.

Investment Objectives

Our investment objectives are to:

•
provide attractive current income in the form of regular, stable cash distributions;
•
preserve and protect invested capital;
•
realize appreciation in NAV from proactive investment management and asset management; and
•
provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to real estate.

We cannot assure you that we will achieve our investment objectives. In particular, we note that our NAV may be subject to volatility related to changes in the values of our assets. See Item IA — "Risk Factors" section of this annual report.

Investment Strategy

Our investment strategy is to acquire primarily stabilized, income-generating real properties. To a lesser extent, we will also make equity investments in real estate value creation opportunities that incorporate property refurbishment, redevelopment and development. We also expect to invest in real estate debt and real estate-related securities.

Investments in Real Estate and Debt

Our equity real estate investments focus on a range of asset types. These may include multifamily, industrial, net lease, retail and office assets, as well as other asset types, including, without limitation, healthcare, student housing, single family residential, senior living, data centers, manufactured housing, hotel and storage properties. While we expect our real estate investments will focus primarily on properties located in the United States, we intend to invest to a lesser extent in Canada, Europe, the Asia-Pacific region and potentially other international markets.

Our real estate debt strategy is focused on generating current income and contributing to our overall returns. Our real estate debt investments are secured by or related to the same types of real estate as we target for our equity investments and may include senior and subordinated mortgages, mezzanine loans, loan participations and other forms of debt.

We also seek to acquire and hold real estate-related securities to generate current income. Our real estate-related securities investments focus on agency and non-agency residential mortgage-backed securities ("RMBS"), investments in commercial mortgage-backed securities ("CMBS"), collateralized loan obligations ("CLOs"), collateralized debt obligations ("CDOs") and public equity real estate securities. We believe that our real estate-related securities can help maintain liquidity to satisfy our monthly share repurchases and manage cash before investing subscription proceeds into real estate investments while also seeking attractive investment returns.

Our structure as a perpetual-life REIT will allow us to acquire and manage our investment portfolio in an active and flexible manner. We believe the structure is advantageous to stockholders, as we are not limited by a pre-determined operational period and the need to liquidate assets, potentially in an unfavorable market, to satisfy a liquidity event at the end of that period.

Borrowing Policies

We use financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a broader portfolio. Subject to the limitation on indebtedness for money borrowed in our charter described below, our target leverage ratio range after our ramp-up period is 45% to 60%. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and loan-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the equity in our real estate debt and real estate-related investments. Indebtedness incurred in connection with funding a deposit in advance of the closing of an investment or as other working capital advances will not be included as part of the calculation above. Our real estate debt portfolio is expected to include financial instruments that are designed with embedded leverage such as reverse repurchase agreements and derivatives, including, but not limited to, total return swaps, securities lending arrangements and credit default swaps.

During our ramp-up period, but subject to the limitation on indebtedness for money borrowed in our charter described below, we may employ greater leverage in order to quickly build a broader portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured property-level or entity-level debt. An example of property-level debt is a mortgage loan secured by an individual property or portfolio of properties incurred or assumed in connection with our acquisition of such property or portfolio of properties. An example of entity-level debt is a line of credit obtained by us or the Operating Partnership. In the future we may procure financing from the Adviser or its affiliates. Any such financing requires approval by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the same circumstances. We may decide to reserve borrowing capacity under any future lines of credit to fund repurchases of shares of our common stock in the event that repurchase requests exceed our operating cash flows and net proceeds from our continuous public offering, to fund acquisitions or any other corporate purpose.

Our actual leverage level will be affected by several factors, of which some are outside our control. Significant inflows of proceeds from the sale of shares of our common stock generally will cause our leverage as a percentage of our net assets, or our leverage ratio, to decrease, at least temporarily. Significant outflows of equity as a result of repurchases of shares of our common stock generally will cause our leverage ratio to increase, at least temporarily. Our leverage ratio will also increase or decrease with decreases or increases, respectively, in the value of our portfolio. If we borrow under a line of credit to fund repurchases of shares of our common stock or for other purposes, our leverage will increase and may exceed our target leverage. In such cases, our leverage may remain at the higher level until we receive additional net proceeds from our continuous offering or sell some of our assets to repay outstanding indebtedness.

Our board of directors reviews our aggregate borrowings at least quarterly. In connection with such review, our board of directors may determine to modify our target leverage ratio considering then-current economic conditions, relative costs of debt and equity capital, fair values of our properties, general conditions in the market for debt and equity securities, growth and investment opportunities or other factors. We may exceed our target leverage ratio at times if the Adviser deems it advisable for us. For example, if we fund repurchases under a line of credit, we will consider actual borrowings when determining whether we are at our leverage target, but not unused borrowing capacity. If, therefore, we are at a leverage ratio range of between 45% to 60% and we borrow additional amounts under a line of credit, or if the value of our portfolio decreases, our leverage could exceed 60% of our gross real estate assets. Regardless of the reason, should our leverage ratio exceeds our target, we will thereafter endeavor to manage our leverage back down to our target.

There is no limit on the amount we may borrow with respect to any individual property or portfolio. However, under our charter we may not incur indebtedness for money borrowed in an amount exceeding 300% of the cost of our net assets, which approximates borrowing 75% of the cost of our investments, unless any excess over this limit is approved by a majority of our independent directors, and disclosed to stockholders in our next quarterly report, along with justification for such excess. This limitation includes indebtedness for money borrowed with respect to our real estate debt portfolio. Net assets is defined as our total assets other than intangibles valued at cost (prior to deducting depreciation, reserves for bad debts and other non-cash reserves) less our total liabilities.

Our charter prohibits us from obtaining loans from any of our directors, the Adviser or any of their affiliates, unless approved by a majority of our board of directors (including a majority of our independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and on terms and conditions not less favorable than comparable loans between unaffiliated parties under the same circumstances.

Our Taxation as a REIT

We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the "Code"). If we qualify for taxation as a REIT, we generally will not be subject to U.S. federal income tax on our earnings to the extent we distribute 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, to our stockholders. To the extent that we satisfy this distribution requirement but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years.

See Item 1A—"Risk Factors—Risks Related to our REIT Status and Certain Other Tax Items" for additional tax status information.

Governmental Regulations

As an owner of real estate, our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which include, among other things: (i) federal and state securities laws and regulations; (ii) federal, state and local tax laws and regulations, (ii) state and local laws relating to real property; (iv) federal, state and local environmental laws, ordinances, and regulations, and (v) various laws relating to housing, including permanent and temporary rent control and stabilization laws, the Americans with Disabilities Act of 1990 and the Fair Housing Amendment Act of 1988, among others.

Compliance with the federal, state and local laws described above has not had a material adverse effect on our business, assets, results of operations, financial condition and ability to pay distributions, and we do not believe that our existing portfolio will require us to incur material expenditures to comply with these laws and regulations.

Competition

We face competition from various entities for investment opportunities, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, other programs sponsored by the Adviser and its affiliates, particularly those with investment strategies that overlap with ours, will seek investment opportunities under J.P. Morgan’s prevailing policies and procedures.

In the face of this competition, we have access to our Adviser’s and J.P. Morgan’s professionals and their industry expertise and relationships, which we believe provide us with a competitive advantage and help us source, evaluate and compete for potential investments. We believe these relationships will enable us to compete more effectively for attractive investment opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, see Item 1A—"Risk Factors—Risks Related to Investments in Real Estate."

Environmental, Social and Governance

We integrate financially material environmental, social, and governance (“ESG”) factors (alongside other relevant factors) in investment analysis and investment decisions (“ESG Integration”). Subject to our Adviser’s governance process for ESG Integration, we systematically consider financially material ESG information as part of the investment decision-making process with the goals of managing risk and improving long-term returns/value. Environmental issues are defined as issues related to the quality and function of the natural environment and natural systems. Some examples include greenhouse gas emissions, climate change resilience, pollution (air, water, noise, and light), biodiversity/habitat protection and waste management. Social issues are defined as issues related to the rights, well-being, and interests of people and communities. Some examples include workplace safety, cybersecurity and data privacy, human rights, local stakeholder relationships, and discrimination prevention. Governance issues are issues related to the way companies are managed and overseen. Some examples include independence of board, fiduciary duty, board diversity, executive compensation, and bribery. These examples of ESG issues are provided for illustrative purposes and are not exhaustive.

The impact of ESG Integration on our performance is not specifically measurable as investment decisions are discretionary regardless of ESG considerations. While our approach to ESG Integration focuses on financial materiality, not all factors are relevant to a particular investment, asset class, or strategy. ESG determinations may not be conclusive and securities of issuers that may be negatively impacted by such factors may be purchased and retained by an ESG integrated product while an ESG integrated product may divest or not invest in securities of issuers that may be positively impacted by such factors. ESG Integration is dependent upon the availability of sufficient ESG information relevant to the applicable investment universe. ESG factors may not be considered for each and every investment decision. ESG Integration does not change a product’s investment objective, exclude specific types of industries or companies or limit the product’s investable universe. In addition, we may be offered as a “Sustainable Investment” strategy which is distinct from ESG Integration. Sustainable Investment strategies incorporate ESG analysis as a significant part of the strategy’s investment thesis to respond to client objectives and may seek to accomplish sustainability-related outcomes while seeking financial returns.

Human Capital

We do not have any employees. We are externally managed by the Adviser pursuant to the Advisory Agreement. Our executive officers serve as officers of the Adviser and are employed by an affiliate of the Adviser. See Item 13— "Certain Relationships and Related Transactions, and Director Independence—The Adviser and J.P. Morgan."

Review of Our Policies

Our board of directors, including our independent directors, has reviewed the policies described in this Annual Report and determined that they are in the best interest of our stockholders because: (1) they increase the likelihood that we will be able to implement and execute our business strategies; (2) our executive officers, directors and affiliates of the Adviser have expertise with the type of real estate investments we seek; (3) borrowings enable us to purchase additional investments, thereby increasing portfolio diversification and our ability to achieve investment objectives; (4) there are sufficient property acquisition opportunities with the attributes that we seek; and (5) corporate governance best practices and high ethical standards help promote our long-term performance, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.

Our board of directors, including our independent directors, has examined the material terms, factors and circumstances surrounding any related party transactions or arrangements described herein. On the basis of such examination, our board of directors, including our independent directors, has determined that such transactions are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Conflicts of Interest

We are subject to conflicts of interest arising out of our relationship with J.P. Morgan, including the Adviser and its affiliates. See Item 1A — "Risk Factors — Risks Related to Conflicts of Interest."

Available Information

Stockholders may obtain copies of our filings with the SEC free of charge from either the SEC's website maintained at www.sec.gov or our website at www.jpmreit.com.

We are providing the address to our website solely for the information of investors. The information on our website is not a part of, nor is it incorporated by reference into, this report.

ITEM 1A. RISK FACTORS

An investment in shares of our common stock involves risks. You should specifically consider the following material risks in addition to the other information contained in this Annual Report before you decide to purchase shares of our common stock. The occurrence of any of the following risks might cause you to lose a significant part of your investment. The risks and uncertainties discussed below are not the only ones we face but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. As used herein, the terms "you" refers to our current stockholders or potential investors in our common stock as applicable.

Risks Related Our Organizational Structure

We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.

We are a newly formed entity with limited operating history and may not be able to achieve our investment objectives. We cannot assure you that the past experiences of affiliates of the Adviser will be sufficient to allow us to successfully achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a REIT with a substantial operating history.

We have held our current investments for only a short period of time and thus you will not have the opportunity to evaluate our investments before we make them, which makes your investment more speculative.

We have held our current investments for a limited period of time, and thus, we are not able to provide any information relating to any future properties or real estate-related investments that we may acquire. Because we have not held our current investments for a long period of time, it may be difficult for investors to evaluate our success in achieving our investment objectives. Because you will be unable to evaluate the economic merit of our future investments before we make them, you will have to rely entirely on the ability of the Adviser to select suitable and successful investment opportunities. Furthermore, the Adviser will have broad discretion in selecting the types of properties we will invest in and, subject to applicable law, the tenants of those properties. We may be subject to similar risks in relation to investments made by entities in which we acquire an interest but do not control, such as other investment funds managed, sponsored, or advised by the Adviser or any asset management affiliate of the Adviser that invests primarily in real estate of the type consistent with one or more of our targeted investments ("JPM-Advised Funds"). These factors increase the risk that your investment may not generate returns comparable to other real estate investment alternatives.

The Adviser manages our portfolio pursuant to very broad investment guidelines and generally is not required to seek the approval of our board of directors for each investment, financing or asset allocation decision made by it, which may result in our making riskier investments, and which could adversely affect our results of operations and financial condition.

Our board of directors approved very broad investment guidelines that delegate to the Adviser the authority to execute acquisitions and dispositions of properties and real estate-related investments on our behalf, in each case so long as such investments are consistent with the investment guidelines and our charter. The Adviser will implement on our behalf the strategies and discretionary approaches it believes from time to time may be best suited to prevailing market conditions in furtherance of that purpose, subject to the limitations under our investment guidelines and our charter. There can be no assurance that the Adviser will be successful in implementing any particular strategy or discretionary approach to our investment activities. Our board of directors will review our investment guidelines on an annual basis (or more often as it deems appropriate) and our investment portfolio periodically. The prior approval of our board of directors or a committee of independent directors will be required only as set forth in our charter (including for transactions with affiliates of the Adviser) or for the acquisition or disposition of assets that are not in accordance with our investment guidelines. In addition, in conducting periodic reviews, our directors will rely primarily on information provided to them by the Adviser. Furthermore, transactions entered into on our behalf by the Adviser may be costly, difficult or impossible to unwind when they are subsequently reviewed by our board of directors.

There is no public trading market for shares of our common stock; therefore, your ability to dispose of your shares will likely be limited to repurchase by us. If you do sell your shares to us, you may receive less than the price you paid.

There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for you to dispose of your shares. We will repurchase shares at a price equal to the transaction price of the class of shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share) and not based on the price at which you initially purchased your shares. Subject to limited exceptions, shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price. As a result, you may receive less than the price you paid for your shares when you sell them to us pursuant to our share repurchase plan.

Your ability to have your shares repurchased through our share repurchase plan is limited. We may choose to repurchase fewer shares than have been requested to be repurchased, in our discretion at any time, and the amount of shares we may repurchase is subject to caps. Further, our board of directors may make exceptions to modify or suspend our share repurchase plan if it deems such action to be in our best interests and the best interests of our stockholders.

We may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the aggregate NAV of total repurchases (including repurchases at certain non-U.S. investor access funds primarily created to hold shares of our common stock, if any, but excluding any early repurchase deduction applicable to the repurchased shares) is limited, in any calendar month, to no more than 2% of our aggregate NAV (measured using the aggregate NAV as of the end of the immediately preceding month) and, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV (measured using the average aggregate NAV at the end of the immediately preceding three months). Further, our board of directors may make exceptions to, modify or suspend our share repurchase plan if in its reasonable judgment it deems such action to be in our best interests and the best interests of our stockholders. Our board of directors cannot terminate our share repurchase plan absent a liquidity event which results in our stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. If the full amount of all shares of our common stock requested to be repurchased in any given month are not repurchased, funds will be allocated pro rata based on the total number of shares of common stock requested to be repurchased without regard to class after we have repurchased all shares for which repurchase has been requested due to death, disability or divorce and other limited exceptions. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.

The vast majority of our assets will consist of properties that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Upon suspension of our share repurchase plan, our share repurchase plan requires our board of directors to consider at least quarterly whether the continued suspension of the plan is in the best interests of the Company and our stockholders; however, we are not required to authorize the recommencement of the share repurchase plan within any specified period of time. As a result, your ability to have your shares repurchased by us may be limited and at times you may not be able to liquidate your investment.

Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.

Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector, actual or perceived instability in the U.S. banking system or disruptions in the public securities markets, could cause our stockholders to seek repurchase of their shares pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.

In addition, certain broker-dealers may recommend to their clients that they seek repurchase of some or all of the shares of our common stock that they hold. Any such recommendation may result in a significant volume of repurchase requests in a given period, which may use up capacity under the caps of our share repurchase plan and may result in repurchase requests being fulfilled on pro rata basis.

If we are unable to successfully integrate new investments and manage our growth, our results of operations and financial condition may suffer.

We may be unable to successfully and efficiently integrate newly acquired investments into our existing portfolio or otherwise effectively manage our assets or growth. In addition, increases in the size of our investment portfolio or changes in our investment focus may place significant demands on the Adviser’s administrative, operational, asset management, financial and other resources which could lead to decreased efficiency. Any failure to effectively manage such growth or increase in scale could adversely affect our results of operations and financial condition.

The amount and source of distributions we may make to our stockholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.

We have not established a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by a number of factors, including the risk factors described in this Annual Report. Our board of directors (or a committee of our board of directors) will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:

•
the limited size of our portfolio in the early stages of our development;
•
our inability to invest the proceeds from sales of our shares on a timely basis in income-producing properties;
•
our inability to realize attractive risk-adjusted returns on our investments;
•
high levels of expenses or reduced revenues that reduce our cash flow or non-cash earnings; and
•
defaults in our investment portfolio or decreases in the value of our investments.

As a result, we may not be able to make distributions to our stockholders at any time in the future, and the level of any distributions we do make to our stockholders may not increase or even be maintained over time, any of which could materially and adversely affect the value of your investment.

We may pay distributions from sources other than our cash flow from operations, including, without limitation, the sale of or repayment under our assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.

We may not generate sufficient cash flow from operations to fully fund distributions to stockholders, particularly during the early stages of our operations. Therefore, particularly in the earlier part of the Offering, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, the sale of or repayment under our assets, borrowings, return of capital or offering proceeds. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, the extent to which the Adviser elects to receive its management fee in shares of our common stock or Operating Partnership units and the Special Limited Partner elects to receive distributions on its performance participation interest in Operating Partnership units, how quickly we invest the proceeds from this and any future offering and the performance of our investments. Funding distributions from the sale of or repayment under our assets, borrowings or proceeds of the Offering will result in us having less funds available to make new investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.

To the extent we borrow funds to pay distributions, we would incur borrowing costs and these borrowings would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and adversely impact the value of your investment.

We may also defer expenses or pay expenses (including management fees of the Adviser or distributions to the Special Limited Partner) with shares of our common stock or Operating Partnership units in order to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could adversely affect our operations and reduce the future return on your investment. We may repurchase shares or redeem Operating Partnership units from the Adviser or the Special Limited Partner shortly after issuing such shares or units as compensation. The payment of expenses in shares of our common stock or with Operating Partnership units will dilute your percentage ownership interest in us. There is no guarantee any of our operating expenses will be deferred and the Adviser and Special Limited Partner are under no obligation to receive fees or distributions in shares of our common stock or Operating Partnership units and may elect to receive such amounts in cash.

Payments to the Adviser or the Special Limited Partner in the form of common stock or Operating Partnership units they elect to receive in lieu of fees or distributions will dilute future cash available for distribution to our stockholders.

The Adviser or the Special Limited Partner may choose to receive our common stock or Operating Partnership units in lieu of certain fees or distributions. The holders of all Operating Partnership units will be entitled to receive cash from operations pro rata with the distributions being paid to us and such distributions to the holder of the Operating Partnership units will reduce the cash available for distribution to us and, in turn, to our stockholders. Furthermore, under certain circumstances the Operating Partnership units held by the Adviser or the Special Limited Partner are required to be repurchased, in cash at the holder’s election, and there may not be sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, offering proceeds or other sources to make the payment, which will reduce cash available for distribution to you or for new investments. The Special Limited Partner may receive such distributions of units related to its performance participation interest quarterly, and the frequency of repurchases of units from the Special Limited Partner may increase compared to our operating history prior to such change. Although the Special Limited Partner is required to pay a Quarterly Shortfall Obligation (as defined below) with respect to units received in connection with distributions of Quarterly Allocations (as defined below), there is no guarantee this Quarterly Shortfall Obligation will adequately offset the dilutive impacts on us. Repurchases of our shares or Operating Partnership units from the Adviser paid to the Adviser as a management fee and as a result of a JPM Regulatory Repurchase are not subject to the monthly and quarterly volume limitations or the Early Purchase Deduction, and such repurchases receive priority over other shares subject to repurchase requests during such period. Repurchases of our shares or Operating Partnership units from the Special Limited Partner distributed to the Special Limited Partner with respect to its performance participation interest are not subject to the Early Purchase Deduction, but, in the case of shares, such repurchases are subject to the monthly and quarterly volume limitations and do not receive priority over other shares subject to repurchase requests during such period.

Purchases and repurchases of shares of our common stock are not made based on the current NAV per share of our common stock.

Generally, our offering price per share and the price at which we make repurchases of our shares will equal the NAV per share of the applicable class as of the last calendar day of the prior month, plus, in the case of our offering price, applicable upfront selling commissions and dealer manager fees. The NAV per share as of the date on which you make your subscription or repurchase request may be significantly different than the transaction price you paid or the repurchase price you received. In addition, we may sell and repurchase shares at a price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month. In such cases, the transaction price and repurchase price will not equal our NAV per share as of the date of purchase or repurchase.

Valuations and appraisals of our assets are estimates of fair value and may not necessarily correspond to realizable value.

For the purposes of calculating our monthly NAV, our properties will generally initially be valued at cost, which we expect to represent fair value at that time. Thereafter, valuations of properties will be determined by the Adviser based in part on appraisals of each of our properties by independent third-party appraisal firms reviewed by our independent valuation advisor at least once per year and interim quarter appraisals performed by our independent valuation advisor in accordance with valuation guidelines approved by our board of directors. The Adviser will also conduct a monthly valuation of our properties that will be reviewed and confirmed for reasonableness by our independent valuation advisor. Our real estate-related investments with readily available market quotations will be valued monthly at fair market value. Certain investments, such as mortgages and mezzanine loans, are unlikely to have market quotations. In the case of loans we acquire, the initial value will generally be the acquisition price of the loan. In the case of loans we originate, the initial value will generally be the par value of the loan. Each such loan investment will then be valued by the Adviser within the first three full months after we make such investment and no less than quarterly thereafter. Additionally, the Adviser may in its discretion consider material market data and other information that becomes available after the end of the applicable month in valuing our assets and liabilities and calculating our NAV for a particular month.

Although monthly valuations of each of our real properties will be reviewed and confirmed for reasonableness by our independent valuation advisor, such valuations are based on asset and portfolio level information provided by the Adviser, including historical operating revenues and expenses of the properties, lease agreements on the properties, revenues and expenses of the properties, information regarding recent or planned capital expenditures and any other information relevant to valuing the real property, which information will not be independently verified by our independent valuation advisor. Similarly, each month, our independent valuation advisor will review and confirm for reasonableness the Adviser’s quarterly valuations (and the Adviser’s monthly updates of such valuations) of our real estate-related investments for which market quotations are not readily available. However, such confirmations are based on information provided by the Adviser, which information will not be verified by our independent valuation advisor.

Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties and certain of our investments will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and real estate-related investments will be only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Adviser and our independent valuation advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. There will be no retroactive adjustment in the valuation of such assets, the offering price of our shares of common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to the Adviser and J.P. Morgan Institutional Investments Inc. (the "Dealer Manager") to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price you will pay for shares of our common stock in the Offering, and the price at which your shares may be repurchased by us pursuant to our share repurchase plan are generally based on our prior month’s NAV per share, you may pay more than realizable value or receive less than realizable value for your investment.

Our NAV per share amounts may change materially if the appraised values of our properties materially change from prior appraisals or the actual operating results for a particular month differ from what we originally budgeted for that month.

We anticipate that the appraisals of our properties will be conducted on a rolling basis, such that properties may be appraised at different times within the quarter, but that each property will be appraised by either our independent valuation advisor or another third-party appraiser at least once per quarter. When these appraisals are considered by the Adviser for purposes of valuing the relevant property, there may be a material change in our NAV per share amounts for each class of our common stock from those previously reported. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a material increase or decrease in the NAV per share amounts. We will not retroactively adjust the NAV per share of each class reported for the previous month. Therefore, because a new appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to take into consideration the new appraisal or actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur in the month the adjustment is made.

It may be difficult to reflect, fully and accurately, material events that may impact our monthly NAV.

The Adviser’s determination of our monthly NAV per share will be based in part on appraisals of each of our properties provided annually by independent third-party appraisal firms in individual appraisal reports reviewed by our independent valuation advisor, appraisals performed by our independent valuation advisor in each of the other three fiscal quarters, and quarterly valuations of our real estate-related investments for which market prices are not readily available provided by the Adviser and reviewed by our independent valuation advisor, each in accordance with valuation guidelines approved by our board of directors. As a result, our published NAV per share in any given month may not fully reflect any or all changes in value that may have occurred since the most recent appraisal or valuation. The Adviser will review appraisal reports and monitor our real estate investments, and is responsible for notifying the independent valuation advisor of the occurrence of any property-specific or market-driven event it believes may cause a material valuation change in the valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our properties or liabilities between valuations, or to obtain complete information regarding any such events in a timely manner. For example, an unexpected termination or renewal of a material lease, a material increase or decrease in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially, however obtaining sufficient relevant information after the occurrence has come to light or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor or to the detriment of either stockholders who repurchase their shares, or stockholders who buy new shares, or existing stockholders.

NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.

The methods used to calculate our NAV, including the components used in calculating our NAV, is not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for purposes of establishing the price at which we sell and repurchase shares of our common stock and to calculate certain fees and distributions payable to the Adviser, the Special Limited Partner and the Dealer Manager, and you should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.

In addition, calculations of our NAV, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with GAAP. These valuations may differ from liquidation values that could be realized in the event that we were forced to sell assets.

Additionally, errors may occur in calculating our NAV, which could impact the price at which we sell and repurchase shares of our common stock and the amount of the Adviser’s management fee and the Special Limited Partner’s performance participation interest. In particular, errors could occur in estimating the value of our interests in the JPM-Advised Funds or resulting in the overestimation of any performance fee or allocation charged at a JPM-Advised Fund, which could result in a lower repurchase price for a stockholder whose shares are repurchased prior to such fee or allocation being paid. The Adviser has implemented certain policies and procedures to address such errors in NAV calculations. If such errors were to occur, the Adviser, depending on the circumstances surrounding each error and the extent of any impact the error has on the price at which shares of our common stock were sold or repurchased or on the amount of the Adviser’s management fee or the Special Limited Partner’s performance participation interest, may determine in its sole discretion to take certain corrective actions in response to such errors, including, subject to the Adviser’s policies and procedures, making adjustments to prior NAV calculations.

If we are unable to raise substantial funds, we will be limited in the number and type of investments we make, and the value of stockholders’ investments in us will be more dependent on the performance of any of the specific assets we acquire.

The Offering is being made on a "best efforts" basis, meaning that the Dealer Manager is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any shares. As a result, the amount of proceeds we raise in the Offering may be substantially less than the amount we would need to achieve a broader portfolio of investments. If we are unable to raise substantial funds in the Offering or do not call or receive all of the unfunded capital commitments prior to their expiration, we will make fewer investments, resulting in less breadth in terms of the type, number, geography and size of investments that we make. In that case, the likelihood that any single asset’s performance would adversely affect our profitability will increase. There is a greater risk that you will lose money in your investment if we have less breadth in our portfolio. Further, we will have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

We face risks associated with the deployment of our capital.

In light of the nature of our continuous public offering as well as ongoing and periodic private offerings and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying and purchasing suitable properties on attractive terms, there could be a delay between the time we receive net proceeds from the sale of shares of our common stock in the Offering or any private offering and the time we invest the net proceeds. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in targeted leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds or times when there are few attractive investment opportunities. We may hold such cash in money market accounts or other similar temporary investments, each of which are subject to the management fees payable to the Adviser.

In the event we are unable to find suitable investments, such cash may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to you. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of sales of our common stock or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.

Our board of directors may, in the future, adopt certain measures under Maryland law without stockholder approval that may have the effect of making it less likely that a stockholder would receive a "control premium" for his or her shares.

A corporation organized under Maryland law with a class of equity securities registered under the Exchange Act and at least three independent directors is permitted to elect to be subject, by a charter or bylaw provision or a resolution of its board of directors and notwithstanding any contrary charter or bylaw provision, to any or all of five provisions:

•
staggering the board of directors into three classes;
•
requiring a two-thirds vote of stockholders to remove directors;
•
providing that only the board of directors can fix the size of the board;
•
providing that all vacancies on the board, regardless of how the vacancy was created, may be filled only by the affirmative vote of a majority of the remaining directors in office and for the remainder of the full term of the class of directors in which the vacancy occurred; and
•
providing for a majority requirement for the calling of a stockholder-requested special meeting of stockholders.

These provisions may discourage an extraordinary transaction, such as a merger, tender offer or sale of all or substantially all of our assets, all of which might provide a premium price for stockholders’ shares. In our charter, we have elected that vacancies on our board of directors be filled by only the remaining directors and for the remainder of the full term of the directorship in which such vacancy occurred. Through other provisions in our charter and bylaws, we vest in our board of directors the exclusive power to fix the number of directorships, provided that the number is not less than three. In addition, for so long as the Advisory Agreement is in effect, the Adviser has the right to designate for nomination, subject to the approval of such nomination by our board of directors, one affiliated director to the slate of directors to be voted on by the stockholders at our annual meeting of stockholders; provided, however, that such designation right shall be suspended for such period of time as necessary so that a majority of directors are at all times independent directors. Our board of directors must also consult with the Adviser in connection with (i) its selection of each independent director for nomination to the slate of directors to be voted on at the annual meeting of stockholders, and (ii) filling any vacancies created by the removal, resignation, retirement or death of any director. These and other provisions in our charter and bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including a merger, tender offer or proxy contest involving our company. We have not elected to be subject to any of the other provisions described above, but our charter does not prohibit our board of directors from opting into any of these provisions in the future.

Further, under the Maryland Business Combination Act, we may not engage in any merger or other business combination with an "interested stockholder" (which is defined as (1) any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock and (2) an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding stock) or any affiliate of that interested stockholder for a period of five years after the most recent date on which the interested stockholder became an interested stockholder. A person is not an interested stockholder if our board of directors approved in advance the transaction by which such person would otherwise have become an interested stockholder. In approving a transaction, our board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms or conditions determined by our board of directors. After the five-year period ends, any merger or other business combination with the interested stockholder or any affiliate of the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least:

•
80% of all votes entitled to be cast by holders of outstanding shares of our voting stock; and
•
two-thirds of all of the votes entitled to be cast by holders of outstanding shares of our voting stock other than those shares owned or held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These supermajority voting provisions do not apply if, among other things, our stockholders receive a minimum price (as defined in the Maryland General Corporation Law (the "MGCL")) for their common stock and the consideration is received in cash or in the same form as previously paid by the interested stockholder.

The statute permits various exemptions from its provisions, including business combinations that are exempted by our board of directors prior to the time the interested stockholder becomes an interested stockholder. Our board of directors has adopted a resolution exempting any business combination involving us and any person, including J.P. Morgan, the Dealer Manager and the Adviser, from the provisions of this law, provided that such business combination is first approved by our board of directors.

Our charter permits our board of directors to authorize us to issue preferred stock on terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us.

Our board of directors is permitted, subject to certain restrictions set forth in our charter, to authorize the issuance of shares of preferred stock without stockholder approval. Further, our board of directors may classify or reclassify any unissued shares of common or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of the stock and may amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of any class or series of stock that we have authority to issue without stockholder approval. Thus, our board of directors could authorize us to issue shares of preferred stock with terms and conditions that could subordinate the rights of the holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common stock.

Maryland law limits, in some cases, the ability of a third party to vote shares acquired in a "control share acquisition."

The Maryland Control Share Acquisition Act provides that "control shares" of a Maryland corporation acquired in a "control share acquisition" have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. "Control shares" are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval or shares acquired directly from the corporation. A "control share acquisition" means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply: (1) to shares acquired in a merger, consolidation or statutory share exchange if the Maryland corporation is a party to the transaction; or (2) to acquisitions approved or exempted by the charter or bylaws of the Maryland corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

Maryland law and our organizational documents limit our rights and the rights of our stockholders to recover claims against our directors and officers, which could reduce your and our recovery against them if they cause us to incur losses.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our charter generally limits the personal liability of our directors and officers for monetary damages subject to the limitations of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007 (the "NASAA REIT Guidelines") and Maryland law. Maryland law and our charter provide that no director or officer shall be liable to us or our stockholders for monetary damages unless the director or officer (1) actually received an improper benefit or profit in money, property or services or (2) was actively and deliberately dishonest as established by a final judgment as material to the cause of action. Moreover, our charter generally requires us to indemnify and advance expenses to our directors and officers for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Further, we have entered into separate indemnification agreements with each of our officers and directors. As a result, you and we may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a manner that causes us to incur losses. In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter provides that we may not indemnify any of our directors, the Adviser or any of its or our affiliates, for any liability or loss suffered by them or hold any of our directors, the Adviser or any of its or our affiliates harmless for any liability or loss suffered by us, unless they have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by any of our non-independent directors, the Adviser or any of its or our affiliates, or gross negligence or willful misconduct by any of our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from the stockholders.

Maryland law limits our stockholders’ ability to amend our charter or dissolve us without the approval of our board of directors.

Although the NASAA REIT Guidelines indicate that stockholders are permitted to amend our charter or terminate us without the necessity for concurrence by our board of directors, we are required to comply with the MGCL, which provides that any amendment to our charter or any dissolution of our company must first be declared advisable by our board of directors. Therefore, our stockholders may vote to authorize the amendment of our charter or the dissolution of our company, but only after such action has been declared advisable by our board of directors. Accordingly, the only proposals to amend our charter or to dissolve our company that will be presented to our stockholders will be those that have been declared advisable by our board of directors and also require approval by our stockholders.

Your interest in us will be diluted if we issue additional shares. Your interest in our assets will also be diluted if the Operating Partnership issues additional units.

Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 3,100,000,000 shares of capital stock, of which 3,000,000,000 shares are classified as common stock, of which 600,000,000 shares are classified as Class T shares, 600,000,000 shares are classified as Class S shares, 600,000,000 shares are classified as Class D shares, 600,000,000 are classified as Class I shares and 600,000,000 shares are classified as Class E shares, and 100,000,000 shares are classified as preferred stock. In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. After you purchase shares of our common stock in the Offering, our board of directors may elect, without stockholder approval, to: (1) sell additional shares in this or future public offerings; (2) issue shares of our common stock or units in the Operating Partnership in private offerings; (3) issue shares of our common stock or units in the Operating Partnership upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares of our common stock or units in the Operating Partnership to the Adviser or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or the performance participation allocation; (5) issue shares of our common stock or units in the Operating Partnership to sellers of properties we acquire, or (6) issue equity incentive compensation to certain employees of affiliated service providers or to third parties as satisfaction of obligations under incentive compensation arrangements. To the extent we issue additional shares of common stock after your purchase in the Offering, your percentage ownership interest in us will be diluted. Because we hold all of our assets through the Operating Partnership, to the extent we issue additional units of the Operating Partnership after you purchase in the Offering, your percentage ownership interest in our assets will be diluted. Because certain classes of the units of the Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between the Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by the Operating Partnership. Operating Partnership units may have different and preferential rights to the claims of common units of the Operating Partnership which correspond to the common stock held by our stockholders. Certain units in the Operating Partnership may have different and preferential rights to the terms of the common Operating Partnership units which correspond to the common stock held by our stockholders.

We are not required to comply with certain reporting requirements, including those relating to auditor’s attestation reports on the effectiveness of our system of internal control over financial reporting, accounting standards and disclosure about our executive compensation, that apply to other public companies.

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we are not required to (1) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board ("PCAOB") requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation required of larger public companies or (6) hold stockholder advisory votes on executive compensation.

Once we are no longer an emerging growth company, so long as our shares of common stock are not traded on a securities exchange, we will be deemed to be a "non-accelerated filer" under the Exchange Act, and as a non-accelerated filer, we will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, so long as we are externally managed by the Adviser and we do not directly compensate our executive officers, or reimburse the Adviser or its affiliates for salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Adviser, we do not have any executive compensation, making the exemptions listed in (5) and (6) above generally inapplicable.

We cannot predict if investors will find our common stock less attractive because we choose to rely on any of the exemptions discussed above.

As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We have elected to opt out of this transition period and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of these standards is required for non-emerging growth companies. This election is irrevocable.

Our UPREIT structure may result in potential conflicts of interest with limited partners in the Operating Partnership whose interests may not be aligned with those of our stockholders.

Our directors and officers have duties to our corporation and our stockholders under Maryland law and our charter in connection with their management of the corporation. At the same time, we, as general partner, will have fiduciary duties under Delaware law to the Operating Partnership and to the limited partners in connection with the management of the Operating Partnership. Our duties as general partner of the Operating Partnership and its partners may come into conflict with the duties of our directors and officers to the corporation and our stockholders. Under Delaware law, a general partner of a Delaware limited partnership owes its limited partners the duties of good faith and fair dealing. Other duties, including fiduciary duties, may be modified or eliminated in the partnership’s partnership agreement. The partnership agreement of the Operating Partnership provides that, for so long as we own a controlling interest in the Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners may be resolved in favor of our stockholders.

Additionally, the partnership agreement expressly limits our liability by providing that we and our officers, directors, agents and employees will not be liable or accountable to the Operating Partnership for losses sustained, liabilities incurred or benefits not derived if we or our officers, directors, agents or employees acted in good faith. In addition, the Operating Partnership is required to indemnify us and our officers, directors, employees, agents and designees to the extent permitted by applicable law from and against any and all claims arising from operations of the Operating Partnership, unless it is established that: (1) the act or omission was material to the matter giving rise to the proceeding and either was committed in bad faith or was the result of active and deliberate dishonesty; (2) the indemnified party received an improper personal benefit in money, property or services; or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful.

The provisions of Delaware law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been tested in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

We intend to conduct our operations so that neither we, nor the Operating Partnership nor the subsidiaries of the Operating Partnership are investment companies under the Investment Company Act. However, there can be no assurance that we and our subsidiaries will be able to successfully avoid registering as an investment company.

A change in the value of any of our assets could negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To maintain compliance with the applicable exemption under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forego opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy.

If we were required to register as an investment company but failed to do so, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to make certain investments and require us to significantly restructure our business plan, which could materially adversely affect our NAV and our ability to pay distributions to our stockholders.

Our investments in the JPM-Advised Funds are subject to the risk that the JPM-Advised Funds will fail to avoid qualifying as an investment company as well. If any of the JPM-Advised Funds is required to register as an investment company, the extra costs and expenses and limitations on operations resulting from such as described above could adversely impact such JPM-Advised Fund’s operations, which would indirectly reduce your investment return, and that registration also could adversely affect our status as an investment company.

Our business may be subject to certain U.S. regulatory regimes applicable to J.P. Morgan and the Adviser, including applicable financial industry rules, which may impact the Adviser’s ability to implement our business strategy and to generate returns to our stockholders.

Certain laws applicable to J.P. Morgan and the Adviser may have an impact on the Adviser’s ability to implement our business strategy and to generate returns to our stockholders. J.P. Morgan is a bank holding company (a "BHC") under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and is therefore subject to supervision and regulation by the Federal Reserve Board (the "Federal Reserve"). In addition, J.P. Morgan is a financial holding company (a "FHC") under the BHCA, which is a status available to BHCs that meet certain criteria. FHCs may engage in a broader range of activities than BHCs that are not FHCs. The activities of J.P. Morgan and its subsidiaries, including our company for any time period that we are deemed to be controlled by J.P. Morgan under the BHCA, will be subject to restrictions imposed by the BHCA and related regulations. For the purposes of the BHCA, J.P. Morgan will be deemed to "control" us if it directly or indirectly owns or controls 5% or more of any class of our voting securities or 25% or more of our total equity outside of our initial one-year seeding period which commenced May 26, 2022. Accordingly, for any time period that we are deemed to be controlled for purposes of the BHCA, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, including the Federal Reserve, may restrict our investments, transactions and operations and may restrict the transactions and relationships between the Adviser, J.P. Morgan and their affiliates, on the one hand, and our company on the other hand.

J.P. Morgan and its affiliates may in the future, in its sole discretion and without notice to investors, engage in activities impacting us or the Adviser in order to comply with the BHCA or other legal requirements applicable to, or reduce or eliminate the impact or applicability of any bank regulatory or other restrictions on, J.P. Morgan or us. In addition, J.P. Morgan may cease in the future to qualify as an FHC, which may subject us to additional restrictions. Moreover, there can be no assurance that the bank regulatory requirements applicable to J.P. Morgan and us, or the interpretation thereof, will not change, or that any such change will not have a material adverse effect on us.

In addition, the U.S. Gramm-Leach-Bliley Act of 1999, as amended (the "GLB Act"), amended the BHCA to allow an FHC, such as J.P. Morgan, to make investments in non-financial companies as part of a bona fide merchant banking activity. These investments may be made in any type of ownership interest in any type of non-financial entity (a portfolio company) and may represent any amount of the equity of a portfolio company. Investments made under this authority are referred to as merchant banking investments. The activities of J.P. Morgan and its subsidiaries, including our company for any time period we are deemed to be controlled under the BHCA, will be conducted pursuant to this merchant banking authority.

The GLB Act imposes conditions on the length of time that these investments may be held and the ability of a FHC to routinely manage or operate the portfolio company. FHCs may hold, directly or indirectly (for example, through a fund controlled by a FHC), any merchant banking investment for a period of up to 10 years without regulatory approval. A FHC is prohibited from routinely managing or operating a portfolio company except as may be necessary or required to obtain a reasonable return on the resale or disposition of the investment. The implementing rules of the BHCA address a number of arrangements that would not be considered to represent routinely managing or operating a company and that would, therefore, be permissible at any time, as well as arrangements that represent routinely managing or operating a company. In particular, the rules provide that a FHC would generally not be considered to routinely manage or operate a portfolio company by having one or more representatives on the board of directors of the portfolio company, or by requiring a portfolio company (through written covenants or otherwise) to obtain a FHC’s approval to take actions outside the ordinary course of business, such as: the acquisition of another company; the sale, recapitalization or liquidation of the portfolio company’s material assets; the issuance of additional capital stock; or making significant changes to the portfolio company’s business plan. To the extent we are no longer deemed to be controlled for purposes of the BHCA, these restrictions, including the 10-year holding period, will not apply to our investments.

Under the GLB Act, a FHC may be subject to special corrective action requirements. The GLB Act specifically authorizes the Federal Reserve to impose limitations on the conduct or activities of a FHC that is subject to a corrective action agreement if the Federal Reserve believes that such limitations are appropriate under the circumstances and consistent with the purposes of the BHCA. Under certain circumstances, the Federal Reserve may order a FHC to either cease all merchant banking activity (including divestiture of existing portfolio companies) or to divest ownership or control of any depository institution the company owns or controls.

J.P. Morgan believes that entities owned directly or indirectly by us will be structured in a manner that complies with the GLB Act requirements. J.P. Morgan has not obtained any regulatory confirmation of that belief, and there can be no assurance that a regulatory body would agree with such determination for the purposes of the BHCA. If J.P. Morgan were to be deemed to be not in compliance, J.P. Morgan could be required to, among other things, either (1) restructure its relationship to us and companies owned by us so as to come in compliance, or (2) divest itself of such investments.

Additionally, under Section 13 of the BHCA, as implemented by final regulations (known as the Volcker Rule), during any time period that we are deemed controlled under the BHCA, we will be subject to the restrictions and prohibitions under the Volcker Rule. J.P. Morgan believes that we will be deemed controlled under the BHCA if J.P. Morgan or its affiliates holds 25% or more of our total equity or 5% or more of any class of our voting shares, outside of our initial one-year seeding period which commenced May 26, 2022. The Volcker Rule restrictions that would apply directly to us during any time period that we are controlled under the BHCA include a prohibition on us acquiring or retaining, as principal, any ownership interest in, or sponsoring, covered funds, as such terms are defined in the final regulations, unless the investment or activity is conducted in accordance with an exclusion or exemption. In addition, during any time period that we are deemed controlled under the BHCA, we will be subject to restrictions on trading that could adversely impact our ability to execute our investment strategy. These restrictions include limits on the types of instruments we may hold or the imposition of minimum holding periods for certain instruments, including, but not limited to, securities and derivatives. Should this occur our board of directors may determine to suspend our share repurchase plan or the Adviser may cause us to enter into or draw on a credit facility to fund repurchase requests, which may result in gains or losses, increased transaction and other costs or adverse tax consequences.

In addition, we are treated as an affiliate of JPMorgan Chase Bank, N.A. ("JPMCB") for purposes of Sections 23A and 23B of the U.S. Federal Reserve Act, which place certain qualitative and quantitative restrictions on transactions between JPMCB or subsidiaries of JPMCB and its affiliates. Transactions between JPMCB and unrelated third parties may also be subject to Section 23A and 23B of the Federal Reserve Act if the proceeds of the transactions are transferred to, or are used for the benefit of, the affiliate. To the extent that we do business with JPMCB or subsidiaries of JPMCB, such transactions may be subject to these rules and, as such, may be subject to restrictions that make the transactions less advantageous to us than transactions with unaffiliated parties. There may be certain investment opportunities, investment strategies, or actions that the Investment Adviser will not undertake on behalf of us in view of these requirements or J.P. Morgan’s relationship with companies in which we invest.

We depend on the Adviser to develop appropriate systems and procedures to control operational risk.

Operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in our operations may cause us to suffer financial losses, the disruption of our business, liability to third parties, regulatory intervention or damage to our reputation. We depend on the Adviser and its affiliates to develop the appropriate systems and procedures to control operational risk. We rely heavily on our financial, accounting and other data processing systems. The ability of our systems to accommodate transactions could also constrain our ability to properly manage our portfolio. Generally, the Adviser will not be liable for losses incurred due to the occurrence of any such errors.

We are subject to the risk that our trading orders may not be executed in a timely and efficient manner due to various circumstances, including, without limitation, systems failure or human error. As a result, we could be unable to achieve the market position selected by the Adviser or might incur a loss in liquidating our positions. Since some of the markets in which we may effect transactions are over-the-counter or interdealer markets, the participants in such markets are typically not subject to credit evaluation or regulatory oversight comparable to that which members of exchange-based markets are subject. We are also exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions, thereby causing us to suffer a loss.

Cybersecurity risks could result in the loss of data, interruptions in our business, damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations.

Our operations are highly dependent on the secure operation of the Adviser’s and other computer systems to manage, process, store and transmit information. Such technology systems, data and information may be vulnerable to damage or interruption from computer viruses, malware, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches (e.g., "hacking" or malicious software coding), usage errors by the respective professionals of the Adviser, J.P. Morgan and its affiliates, power outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Although the Adviser, J.P. Morgan and its affiliates have implemented various measures to manage risks relating to these types of events, if these systems are compromised, become inoperable for extended periods of time or cease to function properly, we or other relevant parties may have to make a significant investment to fix or replace them. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in our operations, potentially resulting in financial losses, interference with the ability to calculate the NAV, the inability to transact business, or a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders (and the beneficial owners of stockholders). Such a failure could harm our or the Adviser’s reputation, subject any such entity and their respective affiliates to legal claims, regulatory enforcement actions or liability and otherwise affect their business and financial performance. While we, J.P. Morgan, the Adviser and its affiliates will seek to maintain business continuity plans in the event of, and risk management systems and adequate levels of cybersecurity protection to prevent, cybersecurity incidents, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. Furthermore, J.P. Morgan, the Adviser and its affiliates cannot control the cybersecurity plans and systems put in place by their service providers or any other third-parties whose operations may affect us or our stockholders. We and the Investors could be negatively impacted as a result.

Cybersecurity incidents and cyberattacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Our information and technology systems as well as those of the Adviser and other related parties, such as service providers, may be vulnerable to damage or interruption from cybersecurity breaches, computer viruses or other malicious code, "phishing" attempts and other forms of social engineering, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks and other security threats could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Cyberattacks and other security threats could also originate from the malicious or accidental acts of insiders, such as the Adviser’s employees, or third-party agents and consultants. There has been an increase in the frequency and sophistication of the cyber and security threats J.P. Morgan faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target J.P. Morgan because J.P. Morgan, as a diversified global financial services firm, holds a significant amount of confidential and sensitive information about its customers, clients, investors, business activities, and its and its clients’ potential transaction activity and investments. As a result, J.P. Morgan and its affiliates, including the Adviser, may face a heightened risk of a security breach or disruption with respect to this information. There can be no assurance that measures J.P. Morgan takes to ensure the integrity of its systems will provide protection, especially because cyberattack techniques used change frequently or are not recognized until successful.

Many jurisdictions in which J.P. Morgan and its affiliates operates have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation in the European Union. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. While we will endeavor to maintain systems to avoid such breaches and penalties, there can be no assurance that these systems will always be effective in doing so.

There can be no assurance that cybersecurity breaches or incursions with respect to ourselves, the Adviser, its affiliates or any of our investments will not occur in the future, particularly given cyber-attackers may specifically target critical infrastructure in which we invest.

Compliance with the SEC’s Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital in the Offering, which would harm our ability to achieve our investment objectives.

Broker-dealers must comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on participating dealers cannot be determined at this time, and it may negatively impact whether participating dealers and their associated persons recommend the Offering to certain retail customers. In particular, under SEC guidance concerning Regulation Best Interest, a broker-dealer recommending an investment in our shares should consider a number of factors, including, but not limited to, cost and complexity of the investment and reasonably available alternatives in determining whether there is a reasonable basis for the recommendation. Broker-dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe is in the best interest of a particular retail customer. However, if broker-dealers instead choose alternatives to our shares, many of which likely exist, our ability to raise capital will be adversely affected. If Regulation Best Interest reduces our ability to raise capital in the Offering, it may harm our ability to achieve our objectives.

Risks Related to Investments in Real Estate

Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.

We will be subject to risks generally attributable to the ownership of real property, including:

•
changes in global, national, regional or local economic, demographic or capital market conditions (including as a result of the ongoing conflict between Russia and Ukraine and the rapidly evolving measures in response and economic impacts resulting from actual or perceived instability in the U.S banking system);
•
future adverse national real estate trends, including increasing vacancy rates, declining rental rates and general deterioration of market conditions;
•
changes in supply of or demand for similar properties in a given market or metropolitan area, which could result in rising vacancy rates or decreasing market rental rates;
•
vacancies, fluctuations in the average occupancy and room rates for hotel properties or inability to lease space on favorable terms;
•
increased competition for properties targeted by our investment strategy;
•
bankruptcies, financial difficulties or lease defaults by our tenants;
•
inflation;
•
increases in interest rates and lack of availability of financing; and
•
changes in government rules, regulations and fiscal policies, including increases in property taxes, changes in zoning laws, limitations on rental rates, and increasing costs to comply with environmental laws.

All of these factors are beyond our control. Any negative changes in these factors could affect our performance and our ability to meet our obligations and make distributions to stockholders.

Our success is dependent on general market and economic conditions.

The real estate industry generally and the success of our investment activities in particular will both be affected by global and national economic and market conditions generally and by the local economic conditions where our properties are located. These factors may affect the level and volatility of real estate prices, which could impair our profitability or result in losses. In addition, general fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments. J.P. Morgan’s financial condition may be adversely affected by a significant economic downturn, and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on J.P. Morgan’s businesses and operations (including the Adviser).

A depression, recession or slowdown in the U.S. real estate market or one or more regional real estate markets, and to a lesser extent, the global economy (or any particular segment thereof) would have a pronounced impact on us, the value of our assets and our profitability, impede the ability of our assets to perform under or refinance their existing obligations, and impair our ability to effectively deploy our capital or realize upon investments on favorable terms. We would also be affected by any overall weakening of, or disruptions in, the financial markets. Any of the foregoing events could result in substantial losses to our business, which losses will likely be exacerbated by the presence of leverage in our capital structure or our investments capital structures.

Market disruptions in a single country could cause a worsening of conditions on a regional and even global level, and economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets. For example, concerns about the fiscal stability and growth prospects of certain European countries in the last economic downturn had a negative impact on most economies of the Eurozone and global markets. The occurrence of similar crises in the future could cause increased volatility in the economies and financial markets of countries throughout a region, or even globally.

The Russian Federation invaded Ukraine on February 24, 2022, which has resulted in rising geopolitical tensions. As further military conflicts continue to evolve, it has become increasingly difficult to predict the impact of these events or how long they will last. Depending on direction and timing, the Russian Federation-Ukraine conflict may exacerbate normal risks associated with the performance of our investments.

For example, as a result of the 2008 financial crisis, the availability of debt financing secured by commercial real estate was significantly restricted as a result of tightened lending standards for a prolonged period. As a result of the uncertainties in the credit market, real estate investors were unable to obtain debt financing on attractive terms, which adversely affected investment returns on acquisitions or their ability to make acquisitions or property improvements. Any future financial market disruptions may force us to use a greater proportion of our offering proceeds to finance our acquisitions and fund property improvements, reducing the cash available to pay distributions or satisfy repurchase requests and reducing the number of acquisitions we would otherwise make.

Certain countries have been susceptible to epidemics and pandemics, most recently novel coronavirus know us COVID-19. The outbreak of such epidemics or pandemics, together with the resulting restrictions on travel or quarantines imposed, have had a negative impact on the economy and business activity globally (including in the markets in which we expect to invest), and thereby could adversely affect the performance of our future investments. Furthermore, the rapid development of epidemics or pandemics could preclude prediction as to their ultimate adverse impact on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. These epidemics or pandemics could have particularly adverse impacts on certain industries, such as the hospitality and leisure industries, and may also have particular negative effects on certain regions in which we own investments.

Political tensions between the United States and China have escalated. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, results of operations and ability to pay distributions and satisfy repurchase requests.

We may be subject to additional risks from our non-U.S. investments.

We may invest in real estate located outside of the United States and real estate-related investments issued in, or backed by real estate in, countries outside the United States, including Canada, Europe, the Asia-Pacific region and potentially other international markets. Non-U.S. real estate and real estate-related investments involve certain factors not typically associated with investing in real estate and real estate-related investments in the United States, including risks relating to (i) currency exchange matters, including fluctuations in the rate of exchange between the U.S. dollar and the various non-United States currencies in which such investments are denominated, and costs associated with conversion of investment principal and income from one currency into another; (ii) differences in conventions relating to documentation, settlement, corporate actions, stakeholder rights and other matters; (iii) differences between U.S. and non-U.S. real estate markets, including potential price volatility in and relative illiquidity of some non-U.S. markets; (iv) the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and differences in government supervision and regulation; (v) certain economic, social and political risks, including potential exchange-control regulations, potential restrictions on non-U.S. investment and repatriation of capital, the risks associated with political, economic or social instability, including the risk of sovereign defaults, regulatory change, and the possibility of expropriation or confiscatory taxation or the imposition of withholding or other taxes on dividends, interest, capital gains, other income or gross sale or disposition proceeds, and adverse economic and political developments; (vi) the possible imposition of non-U.S. taxes on income and gains and gross sales or other proceeds recognized with respect to such investments; (vii) differing and potentially less well-developed or well-tested corporate laws regarding stakeholder rights, creditors’ rights (including the rights of secured parties), fiduciary duties and the protection of investors; (viii) different laws and regulations including differences in the legal and regulatory environment or enhanced legal and regulatory compliance; (ix) political hostility to investments by foreign investors; and (x) less publicly available information. Furthermore, while we may have the capacity, but not the obligation, to mitigate such additional risks, including through the utilization of certain foreign exchange hedging instruments, there is no guarantee that we will be successful in mitigating such risks and in turn may introduce additional risks and expenses linked to such efforts.

Our portfolio may be concentrated in a limited number of industries, geographies or investments.

Our portfolio may be heavily concentrated at any time in only a limited number of industries, geographies or investments, and, as a consequence, our aggregate return may be substantially affected by the unfavorable performance of even a single investment. To the extent the Adviser concentrates our investments in a particular type of asset or geography, our portfolio may become more susceptible to fluctuations in value resulting from adverse economic or business conditions affecting that asset or geography. Investors have no assurance as to the degree of diversification in our investments, either by geographic region or asset type.

We may change our investment and operational policies without stockholder consent.

Except for changes to the investment restrictions contained in our charter, which require stockholder consent to amend, we may change our investment and operational policies, including our policies with respect to investments, operations, indebtedness, capitalization and distributions, at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier or more highly leveraged than, the types of investments described in this Annual Report. Our board of directors also approved very broad investment guidelines with which we must comply, but these guidelines provide the Adviser with broad discretion and can be changed by our board of directors. A change in our investment strategy may, among other things, increase our exposure to real estate market fluctuations, default risk and interest rate risk, all of which could materially affect our results of operations and financial condition.

We may have difficulty selling our investments, which may limit our flexibility and ability to pay distributions.

Because real estate and certain real estate-related investments are relatively illiquid, it could be difficult for us to promptly sell one or more of our investments on favorable terms. Additionally, we may in the future agree to lock-out or other provisions when we acquire a property investment that materially restricts us from selling such property or our interest in such property for a period of time. This may limit our ability to change our portfolio quickly in response to adverse changes in the performance of any such property or economic or market trends. In addition, U.S. federal tax laws that impose a 100% excise tax on gains from sales of dealer property by a REIT (generally, property held for sale, rather than investment) could limit our ability to sell properties and may affect our ability to sell properties without adversely affecting returns to our stockholders. These restrictions could adversely affect our results of operations and financial condition.

We face risks associated with property acquisitions.

We intend to continue to acquire properties and portfolios of properties, including large portfolios that could result in changes to our capital structure. Our acquisition activities and their success are subject to the following risks:

•
we may be unable to complete an acquisition after making a non-refundable deposit and incurring certain other acquisition- related costs;
•
we may be unable to obtain financing for acquisitions on commercially reasonable terms or at all;
•
acquired properties may fail to perform as expected;
•
acquired properties may be located in new markets in which we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and
•
we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations.

In addition, while we will continue to invest primarily in stabilized, income-generating real estate, we may also acquire assets that require some amount of capital investment in order to be renovated or repositioned. These investments are generally subject to higher risk of loss than investments in stabilized real estate and there is no guarantee that any renovation or repositioning will be successful, or that the actual costs will not be greater than our estimates.

Certain of our investments may have additional capital requirements.

Certain of our investments, including those that may be in a development phase, if any, are expected to require additional financing to satisfy their working capital requirements or development strategies. The amount of such additional financing needed will depend upon the maturity and objectives of the particular asset, which may be an unfavorable price at such time. Each round of financing (whether from us or other investors) is typically intended to provide enough capital to reach the next major milestone in an asset’s life cycle. If the funds provided are not sufficient, additional capital may be required to be raised at a price unfavorable to the existing investors, including us. In addition, we may make additional debt and equity investments or exercise warrants, options, convertible securities or other rights that were acquired in the initial investment in such portfolio company in order to preserve our proportionate ownership when a subsequent financing is planned, or to protect our investment when such portfolio company’s performance does not meet expectations. The availability of capital is generally a function of capital market conditions that are beyond the control of us or any portfolio company. There can be no assurance that we or any portfolio company will be able to predict accurately the future capital requirements necessary for success or that additional funds will be available from any source. Failure to provide sufficient additional capital with respect to an investment could adversely affect our performance.

The sale and disposition of real properties carry certain litigation risks at the property level that may reduce our profitability and the return on your investment.

The acquisition, ownership and disposition of real properties carry certain specific litigation risks. Litigation may be commenced with respect to a property acquired by us in relation to activities that took place prior to our acquisition of such property. In addition, at the time of disposition of an individual property, a potential buyer may claim that it should have been afforded the opportunity to purchase the asset or alternatively that such potential buyer should be awarded due diligence expenses incurred or statutory damages for misrepresentation relating to disclosure made, if such buyer is passed over in favor of another as part of our efforts to maximize sale proceeds. Similarly, successful buyers may later sue us under various damage theories, including those sounding in tort, for losses associated with latent defects or other problems not uncovered in due diligence.

Competition for investment opportunities may reduce our profitability and the return on your investment.

We face competition from various entities for investment opportunities in properties, including other REITs, real estate operating companies, pension funds, insurance companies, investment funds and companies, partnerships and developers, some of which are likely a source of reasonable alternatives under Regulation Best Interest. In addition to third-party competitors, other programs sponsored by the Adviser and its affiliates, particularly those with investment strategies that overlap with ours may seek investment opportunities under the Adviser’s prevailing policies and procedures. Some of these entities may have greater access to capital to acquire properties than we have. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets could have a material impact on the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. The lack of available debt on reasonable terms or at all could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, over the past several years, a number of real estate funds and publicly traded and public, non-listed REITs have been formed and others have been consolidated (and many such existing funds have grown in size) for the purpose of investing in real estate and real estate-related investments. Additional real estate funds, vehicles and REITs with similar investment objectives are expected to be formed in the future by other unrelated parties and further consolidations may occur (resulting in larger funds and vehicles). Consequently, it is expected that increased competition for appropriate investment opportunities would reduce the number of investment opportunities available to us and adversely affect the terms, including price, upon which investments can be made. This competition may cause us to acquire properties and other investments at higher prices or by using less-than-ideal capital structures, and in such case our returns will be lower, and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, you may experience a lower return on your investment.

We may make a substantial amount of joint venture investments, including with Other J.P. Morgan Accounts. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.

We may co-invest in the future with investment funds, REITs, vehicles, accounts, products and other similar arrangements sponsored, advised, or managed by J.P. Morgan or its affiliates ("Other J.P. Morgan Accounts") or third parties in partnerships or other entities that own real estate properties, which we collectively refer to as joint ventures. We likely will acquire non-controlling interests or shared control interests in joint ventures. Even if we have some control in a joint venture, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were another party not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their required capital contributions. Joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests and/or goals and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the joint venture partner would have full control over the joint venture. Disputes between us and joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.

In addition, in connection with investments in which we participate alongside any Other J.P. Morgan Accounts, the Adviser may decline to exercise, or delegate to a third party, certain control, foreclosure and similar governance rights relating to such investments for legal, tax, regulatory or other reasons. There is no guarantee that we will be able to co-invest with any Other J.P. Morgan Account. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other J.P. Morgan Accounts.

If we have a right of first refusal to buy out a joint venture partner, we may be unable to finance such a buy-out if it becomes exercisable or we are required to purchase such interest at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a joint venture partner subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. In some joint ventures, we may be obligated to buy all or a portion of our joint venture partner’s interest in connection with a crystallization event, and we may be unable to finance such a buy-out when such crystallization event occurs, which may result in interest or other penalties accruing on the purchase price. If we buy our joint venture partner’s interest, we will have increased exposure in the underlying investment. The price we use to buy our joint venture partner’s interest or sell our interest is typically determined by negotiations between us and our joint venture partner and there is no assurance that such price will be representative of the value of the underlying property or equal to our then-current valuation of our interest in the joint venture that is used to calculate our NAV. Finally, we may not be able to sell our interest in a joint venture if we desire to exit the venture for any reason or if our interest is likewise subject to a right of first refusal of our joint venture partner, our ability to sell such interest may be adversely impacted by such right. Joint ownership arrangements with J.P. Morgan affiliates may also entail further conflicts of interest.

Some additional risks and conflicts related to our joint venture investments (including joint venture investments with J.P. Morgan affiliates) include:

•
the joint venture partner could have economic or other interests that are inconsistent with or different from our interests, including interests relating to the financing, management, operation, leasing or sale of the assets purchased by such joint venture;
•
our joint venture partners may receive ongoing fees from our joint ventures, including promote payments and potential buyouts of their equity investments, all of which may reduce amounts otherwise payable to us;
•
tax, Investment Company Act and other regulatory requirements applicable to the joint venture partner could cause it to want to take actions contrary to our interests;

•
the joint venture partner could have joint control or joint governance of the joint venture even in cases where its economic stake in the joint venture is significantly less than ours;
•
under the joint venture arrangement, it is possible that neither we nor the joint venture partner will be in a position to unilaterally control the joint venture, and deadlocks may occur. Such deadlocks could adversely impact the operations and profitability of the joint venture, including as a result of the inability of the joint venture to act quickly in connection with a potential acquisition or disposition. In addition, depending on the governance structure of such joint venture partner, decisions of such vehicle may be subject to approval by individuals who are independent of J.P. Morgan;
•
under the joint venture arrangement, we and the joint venture partner may have a buy/sell right and, as a result of an impasse that triggers the exercise of such right, we may be forced to sell our investment in the joint venture, or buy the joint venture partner’s share of the joint venture at a time when it would not otherwise be in our best interest to do so;
•
our participation in investments in which a joint venture partner participates will be less than what our participation would have been had such joint venture partner not participated, and because there may be no limit on the amount of capital that such joint venture partner can raise, the degree of our participation in such investments may decrease over time;
•
under the joint venture arrangement, we and the joint venture partner could each have preemptive rights in respect of future issuances by the joint venture, which could limit a joint venture’s ability to attract new third-party capital;
•
under the joint venture arrangement, a removal of the Adviser could trigger change of control restrictions that may include buy/sell rights like those described above, a loss of governance rights in the joint venture or other adverse consequences;
•
under the joint venture arrangement, the termination or non-renewal of the Adviser pursuant to the terms of the Advisory Agreement could trigger change of control restrictions that may include buy/sell rights like those described above, a loss of governance rights in the joint venture or other adverse consequences;
•
under the joint venture arrangement, we and the joint venture partner could be subject to lock-ups, which could prevent us from disposing of our interests in the joint venture at a time it determines it would be advantageous to exit; and
•
the joint venture partner could have a right of first offer, tag-along rights, drag-along rights, consent rights or other similar rights in respect of any transfers of the ownership interests in the joint venture to third parties, which could have the effect of making such transfers more complicated or limiting or delaying us from selling our interest in the applicable investment.

Furthermore, we may have conflicting fiduciary obligations if we acquire properties with J.P. Morgan affiliates or other related entities; as a result, in any such transaction we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.

From time to time, we may acquire multiple properties in a single transaction. Portfolio acquisitions typically are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on the management of the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package or also include certain additional investments or transactions even though, were it not part of the overall transaction, we may not want to purchase one or more properties included in such portfolio or participate in such additional investments or transactions. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties or investments, or if the seller imposes a lock-out period or other restriction on a subsequent sale, we will be responsible for procuring a property manager or leasing agent to operate such properties or attempt to dispose of such properties or investments (if not subject to a lock-out period). We may also share the acquisition of large portfolios of properties with our affiliates, which can result in conflicts of interest, including as to the allocation of properties within the portfolio and the prices attributable to such properties. See "Risks Related to Conflicts of Interest—We may invest in joint ventures with Other J.P. Morgan Accounts or divide a pool of investments among us and Other J.P. Morgan Accounts." It may also be difficult for the Adviser to fully analyze each property in a large portfolio, increasing the risk that properties do not perform as anticipated. We also may be required to accumulate a large amount of cash to fund such acquisitions. We would expect the returns that we earn on such cash to be less than the returns on investments in real property. The risks related to acquiring multiple properties in a single transaction may be more pronounced in single-family residential ("SFR") acquisitions, where numerous SFR properties each with relatively small values individually are acquired in large portfolio, making it difficult for the Adviser to analyze individual properties. Therefore, acquiring multiple properties in a single transaction may reduce the overall yield on our portfolio.

In the event we obtain options to acquire properties, we may lose the amount paid for such options whether or not the underlying property is purchased.

We may obtain options to acquire certain properties. The amount paid for an option, if any, is normally surrendered if the property is not purchased and may or may not be credited against the purchase price if the property is purchased. Any unreturned option payments will reduce the amount of cash available for further investments or distributions to our stockholders.

In our due diligence review of potential investments, we may rely on third-party consultants and advisors and representations made by sellers of potential portfolio properties, and we may not identify all relevant facts that may be necessary or helpful in evaluating potential investments.

Before making investments, due diligence will typically be conducted in a manner that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. Due diligence may entail evaluation of important and complex business, financial, tax, accounting, environmental, social governance, real property and legal issues. Outside consultants, legal advisors, appraisers, accountants, investment banks and other third parties, including affiliates of the Adviser or J.P. Morgan, may be involved in the due diligence process to varying degrees depending on the type of investment, the costs of which will be borne by us. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to the Adviser’s reduced control of the functions that are outsourced. Where affiliates of J.P. Morgan are utilized, the Adviser’s management fee will not be offset for the fees paid or expenses reimbursed to such affiliates. In addition, if the Adviser is unable to timely engage third-party providers, the ability to evaluate and acquire more complex targets could be adversely affected. In the due diligence process and when making an assessment regarding a potential investment, the Adviser will rely on the resources available to it, including information provided by the target of the investment and, in some circumstances, third-party investigations. The Adviser’s due diligence investigation with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity, particularly for large portfolio investments. Moreover, such an investigation will not necessarily result in the investment being successful. There can be no assurance that attempts to provide downside protection with respect to investments, including pursuant to risk management procedures described in this Annual Report, will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk.

There can be no assurance that the Adviser will be able to detect or prevent irregular accounting, employee misconduct or other fraudulent practices or material misstatements or omissions by the seller in connection with our property acquisitions during the due diligence phase or during our efforts to monitor and disclose information about the investment on an ongoing basis or that any risk management procedures implemented by us will be adequate.

In the event of fraud by the seller of any portfolio property, we may suffer a partial or total loss of capital invested in that property. An additional concern is the possibility of material misrepresentation or omission on the part of the seller. Such inaccuracy or incompleteness may adversely affect the value of our investments in such portfolio property. We will rely upon the accuracy and completeness of representations made by sellers of portfolio properties in the due diligence process to the extent reasonable when we make our investments but cannot guarantee such accuracy or completeness.

In addition, we will rely on information, including financial information and non-GAAP metrics, provided by sellers of our investments for disclosure to our investors about potential acquisitions or current assets owned by us. Accordingly, although we believe such information to be accurate, such information cannot be independently verified by the Adviser, and in some cases such information has not been independently reviewed or audited while under our ownership or control or at all. We cannot assure you that the financial statements or metrics of properties we will acquire would not be materially different if such statements or metrics had been independently audited or reviewed.

Consultants, legal advisors, appraisers, accountants, investment banks and other third parties may be involved in the due diligence process or the ongoing operation of our portfolio properties to varying degrees depending on the type of investment. For example, certain asset management and finance functions, such as data entry relating to a portfolio property, may be outsourced to a third-party service provider whose fees and expenses will be borne by such portfolio property or us. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to our reduced control of the functions that are outsourced.

We rely on property managers to operate our properties and leasing agents to lease vacancies in our properties.

The Adviser hires property managers to manage our properties and leasing agents to lease vacancies in our properties. These property managers may be our affiliates, subject to applicable law, or partners in joint ventures that we enter into. We may also use portfolio entities owned by us to provide these property management, leasing and similar services. The property managers will have significant decision-making authority with respect to the management of our properties. We will be particularly dependent on property managers of any hospitality and leisure properties we invest in. As a result, our ability to direct and control how our properties are managed on a day-to-day basis may be limited. Thus, the success of our business may depend in large part on the ability of our property managers to manage the day-to-day operations and the ability of our leasing agents to lease vacancies in our properties. In cases where we use one of our portfolio entities to provide property management services, we will directly incur the expenses of property management and the other costs and obligations associated with operating the portfolio entity, including the compensation of our portfolio entity employees. Any adversity experienced by, or problems in our relationship with, our property managers or leasing agents could adversely impact the operation and profitability of our properties.

We depend on tenants for our revenue, and therefore our revenue will be dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space and could adversely affect our income, performance, operations and ability to pay distributions.

We expect that rental income from real property will, directly or indirectly, constitute a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success will be indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing loans we may own. The weakening of the financial condition, bankruptcy or insolvency of either a significant tenant or a number of smaller tenants as well as vacancies caused by defaults of tenants or the expiration of leases may adversely affect our operations, performance and our ability to pay distributions.

Some of our properties may be leased to a single or significant tenant and, accordingly, may be suited to the particular or unique needs of such tenant. We may have difficulty replacing such a tenant if the floor plan of the vacant space limits the types of businesses that can use the space without major renovation. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

Similarly, some of our properties, including, for example, industrial warehouses and student housing properties, may be leased out to single tenants or tenants that are otherwise reliant on a single enterprise to remain in business and hotel properties are generally operated by a single operator. Adverse impacts to such tenants, businesses or operators, including as a result of changes in market or economic conditions, natural disasters, outbreaks of an infectious disease, pandemic or any other serious public health concern, political events or other factors that may impact the operation of these properties, may have negative effects on our business and financial results. As a result, such tenants or operators may be required to suspend operations for what could be an extended period of time. Further, if such tenants default under their leases or such operators are unable to operate, we may not be able to promptly enter into a new lease or operating arrangement, rental rates or other terms under any new leases or operating arrangement may be less favorable than the terms of the existing lease or operating arrangement or we may be required to make capital improvements to such properties for a new tenant or operator, any of which could adversely impact our operating results.

We may be unable to renew leases as leases expire.

We may not be able to lease properties that are vacant or become vacant because a tenant decides not to renew its lease or by the continued default of a tenant under its lease. In addition, certain of the properties we acquire may have some level of vacancy at the time of acquisition. Certain other properties may be specifically suited to the particular needs of a tenant and may become vacant after we acquire them. Even if a tenant renews its lease or we enter into a lease with a new tenant, the terms of the new lease may be less favorable than the terms of the old lease. In addition, the resale value of the property could be diminished because the market value may depend principally upon the value of the property’s leases. If we are unable to promptly renew or enter into new leases, or if the rental rates are lower than expected, our results of operations and financial condition will be adversely affected. For example, following the termination or expiration of a tenant’s lease there may be a period of time before we will begin receiving rental payments under a replacement lease. During that period, we will continue to bear fixed expenses such as interest, real estate taxes, maintenance, security, repairs and other operating expenses. In addition, declining economic conditions may impair our ability to attract replacement tenants and achieve rental rates equal to or greater than the rents paid under previous leases. Increased competition for tenants may require us to make capital improvements to properties which would not have otherwise been planned. Any unbudgeted capital improvements that we undertake may divert cash that would otherwise be available for distributions or for satisfying repurchase requests. Ultimately, to the extent that we are unable to renew leases or re-let space as leases expire, decreased cash flow from tenants will result, which could adversely impact our operating results.

We may be required to expend funds to correct defects or to make improvements before a tenant can be found for a property at an attractive lease rate or an investment in a property can be sold. No assurance can be given that we will have funds available to correct those defects or to make those improvements. In acquiring a property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed on that property. These factors and others that could impede our ability to respond to adverse changes in the performance of our properties could significantly affect our financial condition and operating results.

Our properties face significant competition.

We may face significant competition from owners, operators and developers of properties. Substantially all of our properties will face competition from similar properties in the same market. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to lease available space at lower prices than the space in our properties. If one of our properties were to lose an anchor tenant, this could impact the leases of other tenants, who may be able to modify or terminate their leases as a result.

Our properties may be leased at below-market rates under long-term leases.

We may seek to negotiate longer-term leases to reduce the cash flow volatility associated with lease rollovers, provided that contractual rent increases are generally included. In addition, where appropriate, we will seek leases that provide for operating expenses, or expense increases, to be paid by the tenants. These leases may allow tenants to renew the lease with pre-defined rate increases. If we do not accurately judge the potential for increases in market rental rates, or if our negotiated increases provide for a discount to then-current market rental rates (in exchange for lower volatility), we may set the rental rates of these long-term leases at levels such that even after contractual rental increases, the resulting rental rates are less than then-current market rental rates. Further, we may be unable to terminate those leases or adjust the rent to then-prevailing market rates. As a result, our income and distributions to our stockholders could be lower than if we did not enter into long-term leases.

We may experience material losses or damage related to our properties and such losses may not be covered by insurance.

We may experience material losses related to our properties arising from natural disasters, such as extreme weather events, climate change, earthquakes or floods, and acts of God, vandalism or other crime, faulty construction or accidents, fire, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, acts of terrorism or other catastrophes. We plan to carry insurance covering our properties under policies the Adviser deems appropriate. The Adviser will select policy specifications and insured limits that it believes to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes and floods, but we cannot assure you that it will be adequate to cover all losses and some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. In general, losses related to terrorism are becoming harder and more expensive to insure against. In some cases, the insurers exclude terrorism, in others the coverage against terrorist acts is limited or available only for a significant price. A similar dynamic has been unfolding with respect to certain weather and fire events, with insurers excluding certain investments that have high risk of weather, earthquake or fire events. As the effects of climate change increase, we expect the frequency and impact of weather and other climate-related events and conditions could also increase.

As a result, not all investments may be insured against terrorism, weather or fire. If we or one or more of our tenants experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Certain of these events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby adversely affecting us or the Adviser.

We will face unique risks related to any development or redevelopment projects we undertake.

We may invest in real estate value creation opportunities that incorporate property refurbishment, redevelopment and development which will subject us to the risks normally associated with these activities, including risks relating to the availability and timely receipt of zoning, occupancy and other regulatory approvals, required governmental permits and authorizations, the cost and timely completion of construction (including risks beyond our reasonable control, such as weather or labor conditions or material shortages), risks that the properties will not achieve anticipated sales or occupancy levels or sustain anticipated rentals and the availability of both construction and permanent financing on favorable terms. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of refurbishment, redevelopment and development activities once undertaken, any of which could have an adverse effect on our performance. Investments undergoing refurbishment, redevelopment and development may receive little or no cash flow from the date of acquisition through the date of completion and may experience operating deficits after the date of completion. In addition, market conditions may change during the course of the project, which may make such refurbishment, redevelopment or development less attractive than at the time it was commenced.

Our investments in refurbishment, redevelopment and development properties may involve construction. The primary risks associated with new construction are cost overruns and delays. We will generally require developers to meet certain performance benchmarks with respect to construction progress as a condition of our investment. Although such developers may be required to guarantee completion of construction and be responsible for 100% of all cost overruns, delays may be beyond the control of such developers, and hence cannot always be fully mitigated. Additionally, developers may refuse or not be able to meet any previously agreed obligations or suffer financial difficulties, including insolvency. Should delays occur, an investment may be subject to a longer holding period, possibly reducing our returns. Developer guarantees may not include all costs or may not be fulfilled by the developer. Although we will attempt to mitigate some of the construction risk by requiring third-party surety guarantees for the completion of construction in some instances, affiliating only with development companies having significant net worth and cash flow to support completion guarantees, and in many cases requiring the deferral of developer fees and a portion of construction fees, there can be no assurances that we will be successful in so doing. Any increased construction costs could materially and adversely affect the return on our investments. We may enter into certain completion, environmental or non-recourse carve-out guarantees (or indemnify certain third parties, including joint venture partners with respect to such guarantees) with respect to one or more refurbishment, redevelopment and development properties. We may also guarantee the indebtedness or other obligations of any person in which we have made or propose to make such an investment (or one or more investment vehicles that may co-invest with us). As a result of such guarantees and indemnities, our losses with respect to an investment in refurbishment, redevelopment and development properties may exceed the total amount we invest in such investment.

The impacts of climate-related initiatives at the U.S. federal and state levels remain uncertain at this time but could result in increased operating costs.

Government authorities and various interest groups are promoting laws and regulations that could limit greenhouse gas ("GHG") emissions due to concerns over contributions to climate change. The United States Environmental Protection Agency (the "EPA") has moved to regulate GHG emissions from large stationary sources, including electricity producers, and mobile sources, through fuel efficiency and other requirements, using its existing authority under the Clean Air Act. Moreover, certain state and regional programs are being implemented to require reductions in GHG emissions. Any additional taxation or regulation of energy use, including as a result of (i) the regulations that the EPA has proposed or may propose in the future, (ii) state programs and regulations, or (iii) renewed GHG legislative efforts by future Congresses, could result in increased operating costs that we may not be able to effectively pass on to our tenants. In addition, any increased regulation of GHG emissions could impose substantial costs on our industrial tenants. These costs include, for example, an increase in the cost of the fuel and other energy purchased by our industrial tenants and capital costs associated with updating or replacing their trucks earlier than planned. Any such increased costs could impact the financial condition of our industrial tenants and their ability to meet their lease obligations and to lease or re-lease our properties.

We could become subject to liability for environmental violations, regardless of whether we caused such violations.

We could become subject to liability in the form of fines or damages for noncompliance with environmental laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, the remediation of contaminated property associated with the disposal of solid and hazardous materials and other health and safety-related concerns. Some of these laws and regulations may impose joint and several liability on tenants, owners or managers for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. Under various federal, state and local environmental laws, ordinances, and regulations, a current or former owner or manager of real property may be liable for the cost to remove or remediate hazardous or toxic substances, wastes, or petroleum products on, under, from, or in such property. These costs could be substantial and liability under these laws may attach whether or not the owner or manager knew of, or was responsible for, the presence of such contamination. Even if more than one person may have been responsible for the contamination, each liable party may be held entirely responsible for all of the clean-up costs incurred.

In addition, third parties may sue the owner or manager of a property for damages based on personal injury, natural resources, or property damage or for other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of contamination on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. In addition, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which the property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants. There can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability, or that the environmental condition of our properties will not be affected by the operations of the tenants, by the existing condition of the land, by operations in the vicinity of the properties. There can be no assurance that these laws, or changes in these laws, will not have a material adverse effect on our business, results of operations or financial condition. We could also suffer losses if reserves or insurance proceeds prove inadequate to cover any such matters. The cost to perform any remediation and the cost to defend against any related claims could exceed the value of the relevant investment, and in such cases, we could be forced to satisfy the claims from other assets. We may have an indemnity from a third party purporting to cover these liabilities, but there can be no assurance as to the financial viability of any indemnifying party at the time a claim arises. In addition, some environmental laws create a lien on a contaminated asset in favor of governments or government agencies for costs they may incur in connection with the contamination.

The properties we acquire will be subject to property taxes that may increase in the future, which could adversely affect our cash flow.

Any properties we acquire will be subject to real and personal property taxes that may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. Some of our leases may provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the properties that they occupy. As the owner of the properties, however, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable (or not obligated) to make the required tax payments, ultimately requiring us to pay the taxes. In addition, we will generally be responsible for property taxes related to any vacant space. If we purchase residential properties, the leases for such properties typically will not allow us to pass through real estate taxes and other taxes to residents of such properties. Consequently, any tax increases may adversely affect our results of operations at such properties.

Certain of our investments may be in the form of ground leases, which provide limited rights to the underlying property.

We may in the future invest from time to time in real properties that are subject to ground leases. As a lessee under a ground lease, we may be exposed to the possibility of losing the property upon termination, or an earlier breach by us, of the ground lease, which may adversely impact our investment performance. Furthermore, ground leases generally provide for certain provisions that limit the ability to sell certain properties subject to the lease. In order to assign or transfer rights and obligations under certain ground leases, we will generally need to obtain consent of the landlord of such property, which, in turn, could adversely impact the price realized from any such sale.

Certain of our industrial properties may be special use or build-to-suit and may be difficult to sell or relet upon tenant defaults or lease terminations.

Certain of our industrial properties may include special use or build-to-suit properties. These types of properties are relatively illiquid compared to other types of real estate and financial assets and this illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. With such properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant, finance the property or sell the property. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or relet our industrial properties and adversely affect our results of operations at such properties.

We face risks in effecting operating improvements.

In some cases, the success of an investment will depend, in part, on our ability to restructure and effect improvements in the operations of a property. The activity of identifying and implementing restructuring programs and operating improvements at a property entails a high degree of uncertainty. There can be no assurance that we will be able to successfully identify and implement such restructuring programs and improvements.

We could be negatively impacted by the condition of Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac") and by changes in government support for multifamily housing.

Fannie Mae and Freddie Mac are a major source of financing for multifamily real estate in the United States. We expect to utilize loan programs sponsored by these entities as a key source of capital to finance our growth and our operations. A decision by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for multifamily housing more generally may adversely affect interest rates, capital availability, development of multifamily communities and the value of multifamily assets and, as a result, may adversely affect our future growth and operations. Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of a significant portion of multifamily communities. Specifically, the potential for a decrease in liquidity made available to the multifamily sector by Fannie Mae and Freddie Mac could:

•
make it more difficult for us to secure new takeout financing for any multifamily development projects we acquire;
•
hinder our ability to refinance any completed multifamily assets;
•
decrease the amount of available liquidity and credit that could be used to broaden our portfolio through the acquisition of multifamily assets; and
•
require us to obtain other sources of debt capital with potentially different terms.

Short-term leases, including leases associated with any multifamily properties, we acquire may expose us to the effects of declining market rent and could adversely impact our ability to make cash distributions to you.

Short-term leases may expose us to the effects of declining market rent. We expect that, to the extent that we invest in any multifamily properties, substantially all of our multifamily leases will be on a short-term basis. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

Increased levels of unemployment could adversely affect the occupancy and rental rates of our multifamily properties.

Increased levels of unemployment in multifamily markets could significantly decrease occupancy and rental rates. In times of increasing unemployment, multifamily occupancy and rental rates have historically been adversely affected by:

•
rental residents deciding to share rental units and therefore rent fewer units;
•
potential residents moving back into family homes or delaying leaving family homes;
•
a reduced demand for higher-rent units;
•
a decline in household formation;
•
persons enrolled in college delaying leaving college or choosing to proceed to or return to graduate school in the absence of available employment;
•
the inability or unwillingness of residents to pay rent increases; and
•
increased collection losses.

These factors generally have contributed to lower rental rates. To the extent that we invest in multifamily properties, our results of operations, financial condition and ability to make distributions to you may be adversely affected if these factors do not improve or worsen.

If any credit market disruptions or economic slowdowns occur, any investments in multifamily properties may face increased competition from single-family homes and condominiums for rent, which could limit our ability to retain residents, lease apartment units or increase or maintain rents.

Any multifamily communities in which we invest may compete with numerous housing alternatives in attracting residents, including single-family homes and condominiums available for rent. Such competitive housing alternatives may become more prevalent in a particular area in the event of any tightening of mortgage lending underwriting criteria, homeowner foreclosures, declines in single-family home and condominium sales or lack of available credit. The number of single-family homes and condominiums for rent in a particular area could limit our ability to retain residents, lease apartment units or increase or maintain rents.

The multifamily properties in which we invest must comply with the Fair Housing Amendment of 1988.

The multifamily properties in which we invest domestically, if any, must comply with the Fair Housing Amendment Act of 1988 ("FHAA") which requires that multifamily communities first occupied after March 13, 1991 be accessible to handicapped residents and visitors. Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA. Recently there has been heightened scrutiny of multifamily housing communities for compliance with the requirements of the FHAA and the ADA and an increasing number of substantial enforcement actions and private lawsuits have been brought against multifamily communities to ensure compliance with these requirements.

Noncompliance with the FHAA and the ADA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.

Rent control and other changes in applicable laws, or noncompliance with applicable laws, could adversely affect our multifamily properties.

Lower revenue growth or significant unanticipated expenditures may result from changes in rent control or rent stabilization laws or other residential landlord/tenant laws. Municipalities may implement, consider or be urged by advocacy groups to consider rent control or rent stabilization laws and regulations or take other actions that could limit our ability to raise rents based on market conditions. For example, in 2016 in Mountain View, California, voters passed a referendum that limits rent increases on existing tenants (but not on new move-ins) in communities built before 1995. These initiatives and any other future enactments of rent control or rent stabilization laws or other laws regulating multifamily housing, as well as any lawsuits against us arising from such rent control or other laws, may reduce rental revenues or increase operating costs. Such laws and regulations may limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating costs and could make it more difficult for us to dispose of properties in certain circumstances. Expenses associated with investments in residential properties, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in rental income from such properties.

The hospitality or leisure market is seasonal, highly competitive and generally subject to greater volatility than our other market segments.

The hospitality or leisure business is seasonal, highly competitive and influenced by factors such as general and local economic conditions, location, room rates, quality, service levels, reputation and reservation systems, among many other factors. The hospitality or leisure industry generally experiences seasonal slowdown in the third quarter and, to a lesser extent, in the fourth quarter of each year. As a result of such seasonality, there will likely be quarterly fluctuations in results of operations of any hospitality or leisure properties that we own. There are many competitors in this market, and these competitors may have substantially greater marketing and financial resources than those available to us.

Competition also comes from non-traditional hospitality sources, such as home-sharing platforms. This competition, along with other factors, such as over-building in the hospitality or leisure industry and certain deterrents to traveling, may increase the number of rooms available and may decrease the average occupancy and room rates of our hospitality or leisure properties. The demand for rooms at any hospitality or leisure properties that we may acquire will change much more rapidly than the demand for space at other properties that we acquire. In addition, any such properties that we may own may be adversely affected by factors outside our control, such as extreme weather conditions or natural disasters, terrorist attacks or alerts, outbreaks of contagious diseases, airline strikes, economic factors and other considerations affecting travel. These factors could have a material adverse effect on our financial condition, results of operations and ability to pay distributions to stockholders.

Student housing properties are subject to seasonality.

Student housing properties are typically leased during annual leasing seasons based upon the school’s calendar and local market practice. If we acquire student housing properties, the properties may be highly dependent on the effectiveness of our marketing and leasing efforts and personnel during such seasons. Additionally, student housing properties are generally on short-term leases, which may expose us to increased leasing risk. We may not be able to re-lease the properties on similar terms, if we are able to re-lease the properties at all. The terms of renewal or re-lease (including the cost of required renovations) may be less favorable to us than the prior lease. If we are unable to re-lease all or a substantial portion of our properties, or if the rental rates upon such re-leasing are significantly lower than expected rates, our cash flows from operations could be adversely affected.

Prior to the commencement of each new lease period, we will prepare the units for new incoming residents. Other than revenue generated by in-place leases for returning residents, we will not generally recognize lease revenue during this period referred to as "turn" as we will have no leases in place. In addition, during turn, we may incur expenses preparing our units for occupancy, which we will recognize immediately. This lease turn period may result in seasonality in our operating results, and as a result, we may experience significantly reduced cash flows during such periods.

In addition, we may be adversely affected by a change in university admission policies. For example, if a university reduces the number of student admissions, the demand for our student housing properties may be reduced and our occupancy rates may decline. Our student housing properties may also compete with university-owned student housing and other national and regional owner-operators of off-campus student housing in a number of markets as well as with smaller local owner-operators.

Our retail tenants may face competition from numerous retail channels.

Retailers leasing our properties may face competition from shopping via the internet, discount or value retailers, factory outlet centers, wholesale clubs, mail order catalogues and operators and television shopping networks. Such competition could adversely affect our tenants and, consequently, our revenues and funds available for distribution.

Retail properties depend on anchor tenants to attract shoppers and could be adversely affected by the loss of a key anchor tenant.

Retail properties, like other properties, are subject to the risk that tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. A lease termination by a tenant that occupies a large area of a retail center (commonly referred to as an anchor tenant) could impact leases of other tenants. Other tenants may be entitled to modify the terms of their existing leases in the event of a lease termination by an anchor tenant, or the closure of the business of an anchor tenant that leaves its space vacant even if the anchor tenant continues to pay rent. Any such modifications or conditions could be unfavorable to us as the property owner and could decrease rents or expense recoveries. Additionally, major tenant closures may result in decreased customer traffic, which could lead to decreased sales at other stores. In the event of default by a tenant or anchor store, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties.

We may be adversely affected by trends in the office real estate industry.

Some businesses are rapidly evolving to make employee telecommuting, flexible work schedules, open workplaces and teleconferencing increasingly common. These practices enable businesses to reduce their space requirements. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our stockholders. We may also be negatively impacted by competition from other short-term office or shared space leasing companies.

We could be negatively impacted by increased competition, decreased demand and restrictive zoning ordinances in the manufactured housing markets in which we may invest.

The manufactured housing industry is generally subject to many of the same national and regional economic and demographic factors that affect the housing industry generally. These factors, including shortage of consumer financing, public perception, consumer confidence, inflation, regional population and employment trends, availability of and cost of alternative housing, weather conditions and general economic conditions, tend to impact manufactured homes to a greater degree than traditional residential homes. If we invest in the manufactured housing markets, our operating results from our manufactured housing investments may be adversely affected by: (i) competition from other available manufactured housing sites or available land for the placement of manufactured homes outside of established communities and alternative forms of housing (such as apartment buildings and site built single-family homes) and (ii) local real estate market conditions such as the oversupply of manufactured housing sites or a reduction in demand for manufactured housing sites in an area. In addition, the inability to secure zoning permits from local authorities may pose the most significant barrier to entry for developing new manufactured housing sites.

To the extent we invest in self-storage, we may be subject to risks from fluctuating demand and competition in the self-storage industry.

Self-storage investments are subject to operating risks common to the self-storage industry, which include business layoffs or downsizing, industry slowdowns, relocation of businesses and changing demographics, changes in supply of, or demand for, similar or competing self-storage properties in an area and the excess amount of self-storage space in a particular market, changes in market rental rates and inability to collect rents from customers. The self-storage industry has at times experienced overbuilding in response to perceived increases in demand. A recurrence of overbuilding might cause our future self-storage investments to experience a decrease in occupancy levels, as well as limit the ability to increase rents and offer discounted rents.

We may invest in commercial properties subject to net leases, which could subject us to losses.

We may invest in commercial properties subject to net leases. Typically, net leases require the tenants to pay substantially all of the operating costs associated with the properties. As a result, the value of, and income from, investments in commercial properties subject to net leases will depend, in part, upon the ability of the applicable tenant to meet its obligations to maintain the property under the terms of the net lease. If a tenant fails or becomes unable to maintain a property, we will be subject to all risks associated with owning the underlying real estate. In addition, we may have limited oversight into the operations or the managers of these properties, subject to the terms of the net leases.

Certain commercial properties subject to net leases in which we invest may be occupied by a single tenant and, therefore, the success of such investments is largely dependent on the financial stability of each such tenant. A default of any such tenant on its lease payments to us would cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If a lease is terminated, we may also incur significant losses to make the leased premises ready for another tenant and experience difficulty or a significant delay in re-leasing such property.

In addition, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years.

We may acquire these investments through sale-leaseback transactions, which involve the purchase of a property and the leasing of such property back to the seller thereof. If we enter into a sale-leaseback transaction, we will seek to structure any such sale-leaseback transaction such that the lease will be characterized as a "true lease" for U.S. federal income tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, we cannot assure you that the IRS will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed, and the timing of our income inclusion could differ from that of the lease payments. If a sale-leaseback transaction were so recharacterized (or otherwise not respected as a lease), we might fail to satisfy the REIT qualification "asset tests" or "income tests" and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the REIT distribution requirement for a taxable year.

If a tenant of a net lease defaults and we are unable to find a replacement tenant, we may attempt to hold and operate the relevant property ourselves through a TRS, which would subject income on the property to corporate-level taxation and reduce our funds available for distribution. In certain circumstances, depending on how much capacity we have available of the total value we are permitted to hold in TRS under applicable rules, we may not be able to hold and operate the property in a taxable REIT subsidiary, which could result in the property and the related income not satisfying the REIT qualification asset and income tests and could jeopardize our REIT status.

Technological or other innovations may disrupt the markets and sectors in which we operate and subject us to increased competition or negatively impact the tenants of our properties and the value of our properties.

Current trends in the real estate market and the sectors in which we may invest generally have been toward disrupting the industry with technological or other innovations, and multiple young companies have been successful in capitalizing on this trend toward disruption. In this period of rapid technological and commercial innovation, new businesses and approaches may be created that could affect us, tenants of our properties or our investments or alter the market practices that help frame our strategy. For example, the value of our future hospitality properties may be affected by competition from the non-traditional hospitality sector (such as short-term rental services), our future office properties may be affected by competition from shared office spaces (including co-working environments), our future retail properties may be affected by changes in consumer behavior, including increased shopping via the internet, and our future warehouse industrial properties may be affected if supply chains evolve in a way that decreases the need for traditional warehousing. Any of these new approaches could damage our future investments, significantly disrupt the market in which we operate and subject us to increased competition, which could materially and adversely affect our business, financial condition and results of investments. Moreover, given the pace of innovation in recent years, the impact on a particular investment may not have been foreseeable at the time we made the investment. Furthermore, we could base investment decisions on views about the direction or degree of innovation that prove inaccurate and lead to losses.

Inflation may adversely affect our financial condition and results of operations.

Inflation in the United States increased in 2022 and is currently expected to continue at an elevated level in the near-term. Rising inflation could have an adverse impact on any floating rate mortgages, credit facility and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, our percentage rents, where applicable.

In addition, leases of long-term duration or which include renewal options that specify a maximum rate increase may result in below-market lease rates over time if we do not accurately estimate inflation or market lease rates. Provisions of our leases designed to mitigate the risk of inflation and unexpected increases in market lease rates, such as periodic rental increases, may not adequately protect us from the impact of inflation or unexpected increases in market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases and our operating and other expenses are increasing faster than anticipated, our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to pay distributions on our common stock could be materially adversely affected.

Rising interest rates could impact the value of our investments.

Interest rates are one of the variables that affect real estate asset prices. A number of other factors are also important, including real estate market fundamentals, inflation expectations, and investor investment horizons and return targets. For real estate, changes in interest rates influence real estate capitalization rates, with higher interest rates ultimately resulting in higher capitalization rates and lower property values, all other things being equal. However, interest rates and capitalization rates do not always move in lockstep as there typically is a lag between changes in interest rates and changes in capitalization rates, and especially for high quality properties. Capitalization rates tend to be durable due to the long term, inflation-protected nature of tenant leases, which typically include annual rent increases.

Risks Related to Investments in Real Estate-Related Investments

Investments in real estate-related debt are subject to risks including various creditor risks and early redemption features which may materially adversely affect our results of operations and financial condition.

The real estate-related debt and other interests in which we may invest may include secured or unsecured debt at various levels of an issuer’s capital structure. The real estate-related debt in which we may invest may not be protected by financial covenants or limitations upon additional indebtedness, may be illiquid or have limited liquidity, and may not be rated by a credit rating agency. Real estate-related debt investments are also subject to other creditor risks, including (i) the possible invalidation of an investment transaction as a "fraudulent conveyance" under relevant creditors’ rights laws, (ii) so-called lender liability claims by the issuer of the obligation and (iii) environmental liabilities that may arise with respect to collateral securing the obligations. Our investments may be subject to early redemption features, refinancing options, pre-payment options, or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by us earlier than expected, resulting in a lower return to us than anticipated or reinvesting in a new obligation at a lower return to us.

Our debt investments face prepayment risk and interest rate fluctuations that may adversely affect our results of operations and financial condition.

During periods of declining interest rates, the issuer of a security or borrower under a loan may exercise its option to prepay principal earlier than scheduled, forcing us to reinvest the proceeds from such prepayment in lower yielding securities or loans, which may result in a decline in our return. Debt investments frequently have call features that allow the issuer to redeem the security at dates prior to its stated maturity at a specified price (typically greater than par) only if certain prescribed conditions are met. An issuer may choose to redeem a debt security if, for example, the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. In addition, the market price of our investments will change in response to changes in interest rates and other factors. During periods of declining interest rates, the market price of fixed-rate debt investments generally rises. Conversely, during periods of rising interest rates, the market price of such investments generally declines. The magnitude of these fluctuations in the market price of debt investments is generally greater for securities with longer maturities. If the U.S. Federal Reserve or other relevant central banks increase benchmark interest rates, this could also negatively impact the price of debt instruments and could adversely affect the value of our debt investments and the NAV per share of our common stock.

Reinvestment risk could affect the price for our shares or their overall returns.

Reinvestment risk is the risk that income from our portfolio will decline if we invest the proceeds from matured, traded or called securities at market interest rates that are below our securities portfolio’s current earnings rate. A decline in income could affect the NAV of our shares or their overall returns.

Debt-oriented real estate investments face a number of general market-related risks that can affect the creditworthiness of issuers, and modifications to certain loan structures and market terms make it more difficult to monitor and evaluate investments.

Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for issuers to satisfy their debt payment obligations, increasing the default risk applicable to issuers, or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of issuers or real estate collateral relating to our investments and may include economic or market fluctuations, including economic impacts resulting from actual or perceived instability in the U.S. banking system, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in real estate fundamentals (including average occupancy, operating income and room rates for hotel properties), the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, political events, trade barriers, currency exchange controls, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, outbreaks of an infectious disease, epidemics/pandemics or other serious public health concerns, negative developments in the economy or political climate that depress travel activity (including restrictions on travel or quarantines imposed), environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, war, demand or real estate values generally and other factors that are beyond the control of the Adviser. Such changes may develop rapidly and it may be difficult to determine the comprehensive impact of such changes on our investments, particularly for investments that may have inherently limited liquidity. These changes may also create significant volatility in the markets for our investments which could cause rapid and large fluctuations in the values of such investments. There can be no assurance that there will be a ready market for the resale of our debt investments because such investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us. The value of securities of companies which service the real estate business sector may also be affected by such risks.

The Adviser cannot predict whether economic conditions generally, and the conditions for real estate debt investing in particular, will deteriorate in the future. Declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our investment activities. In addition, market conditions relating to real estate debt investments have evolved since the financial crisis, which has resulted in a modification to certain loan structures and market terms. For example, it has become increasingly difficult for investors in certain circumstances to receive full transparency with respect to underlying investments because transactions are often effectuated on an indirect basis through pools or conduit vehicles rather than directly with the borrower. These and other similar changes in loan structures or market terms may make it more difficult for us to monitor and evaluate real estate debt investments.

The operating and financial risks of issuers and the underlying default risk across capital structures may adversely affect our results of operations and financial condition.

Our real estate debt investments involve credit or default risk, which is the risk that an issuer or borrower will be unable to make principal and interest payments on its outstanding debt when due. The risk of default and losses on real estate-related investments will be affected by a number of factors, including global, regional and local economic conditions, interest rates, the commercial real estate market in general, an issuer’s equity and the financial circumstances of the issuer, as well as general economic conditions. Such default risk will be heightened to the extent we make relatively junior investments in an issuer’s capital structure since such investments are structurally subordinate to more senior tranches in such issuer’s capital structure, and our overall returns would be adversely affected to the extent one or more issuers is unable to meet its debt payment obligations when due. To the extent we hold an equity or "mezzanine" interest in any issuer that is unable to meet its debt payment obligations, such equity or mezzanine interest could become subordinated to the rights of such issuer’s creditors in a bankruptcy. See "—We may invest in subordinated debt, which is subject to greater credit risk than senior debt" below. Furthermore, the financial performance of one or more issuers could deteriorate as a result of, among other things, adverse developments in their businesses, changes in the competitive environment or an economic downturn. As a result, underlying properties or issuers that we expected to be stable may operate, or expect to operate, at a loss or have significant fluctuations in ongoing operating results, may otherwise have a weak financial condition or be experiencing financial distress and subject our investments to additional risk of loss and default.

We may invest in commercial mortgage loans which are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.

We may invest from time to time in commercial mortgage loans, including mezzanine loans and B-notes, which are secured by multifamily, commercial or other properties and are subject to risks of delinquency and foreclosure and risks of loss. Commercial real estate loans are generally not fully amortizing, which means that they may have a significant principal balance or balloon payment due on maturity. Full satisfaction of the balloon payment by a commercial borrower is heavily dependent on the availability of subsequent financing or a functioning sales market, as well as other factors such as the value of the property, the level of prevailing mortgage rates, the borrower’s equity in the property and the financial condition and operating history of the property and the borrower. In certain situations, and during periods of credit distress, the unavailability of real estate financing may lead to default by a commercial borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan secured by an income- producing property will depend upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Furthermore, we may not have the same access to information in connection with investments in commercial mortgage loans, either when investigating a potential investment or after making an investment, as compared to publicly traded securities.

Commercial mortgage loans are usually non-recourse in nature. Therefore, if a commercial borrower defaults on the commercial mortgage loan, then the options for financial recovery are limited in nature. To the extent the underlying default rates with respect to the pool or tranche of commercial real estate loans in which we directly or indirectly invest increase, the performance of our investments related thereto may be adversely affected. Default rates and losses on commercial mortgage loans will be affected by a number of factors, including global, regional and local economic conditions in the area where the mortgage properties are located, the borrower’s equity in the mortgage property and the financial circumstances of the borrower. A continued decline in specific commercial real estate markets and property valuations may result in higher delinquencies and defaults and potentially foreclosures. In the event of default, the lender will have no right to assets beyond collateral attached to the commercial mortgage loan. The overall level of commercial mortgage loan defaults remains significant and market values of the underlying commercial real estate remain distressed in many cases. It has also become increasingly difficult for lenders to dispose of foreclosed commercial real estate without incurring substantial investment losses, ultimately leading to a decline in the value of such investments.

In the event of any default under a mortgage or real estate loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage or real estate loan, which could have a material adverse effect on our profitability. In the event of the bankruptcy of a mortgage or real estate loan borrower, the mortgage or real estate loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage or real estate loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Additionally, in the event of a default under any senior debt, the junior or subordinate lender generally forecloses on the equity, purchases the senior debt or negotiates a forbearance or restructuring arrangement with the senior lender in order to preserve its collateral.

We may invest in high yield securities which are generally subject to more risk than higher rated securities.

Debt securities that are, at the time of purchase, rated below investment grade (below Baa by Moody’s and below BBB by S&P and Fitch), an equivalent rating assigned by another nationally recognized statistical rating organization or unrated but judged by the Adviser to be of comparable quality are commonly referred to as "high yield" securities or "junk bonds."

Investments in high yield securities generally provide greater income and increased opportunity for capital appreciation than investments in higher quality securities, but they also typically entail greater price volatility and principal and income risk, including the possibility of issuer default and bankruptcy. High yield securities are regarded as predominantly speculative with respect to the issuer’s continuing ability to meet principal and interest payments. Debt securities in the lowest investment grade category also may be considered to possess some speculative characteristics by certain rating agencies. In addition, analysis of the creditworthiness of issuers of high yield securities may be more complex than for issuers of higher quality securities.

High yield securities may be more susceptible to real or perceived adverse economic and competitive industry conditions than investment grade securities. A projection of an economic downturn or of a period of rising interest rates, for example, could cause a decline in high yield security prices because the advent of a recession could lessen the ability of an issuer to make principal and interest payments on its debt obligations. If an issuer of high yield securities defaults, in addition to risking non-payment of all or a portion of interest and principal, we may incur additional expenses to seek recovery. The market prices of high yield securities structured as zero- coupon, step-up or payment-in-kind securities will normally be affected to a greater extent by interest rate changes, and therefore tend to be more volatile than the prices of securities that pay interest currently and in cash.

The secondary market on which high yield securities are traded may be less liquid than the market for investment grade securities. Less liquidity in the secondary trading market could adversely affect the price at which we could sell a high yield security and could adversely affect the NAV of our shares. Adverse publicity and investor perceptions, whether or not based on fundamental analysis, may decrease the values and liquidity of high yield securities, especially in a thinly traded market. When secondary markets for high yield securities are less liquid than the market for investment grade securities, it may be more difficult to value the securities because such valuation may require more research, and elements of judgment may play a greater role in the valuation because there is less reliable, objective data available. During periods of thin trading in these markets, the spread between bid and asked prices is likely to increase significantly and we may have greater difficulty selling our portfolio securities. We will be more dependent on the Adviser’s research and analysis when investing in high yield securities.

Some of our securities investments may become distressed, which securities would have a high risk of default and may be illiquid.

While it is generally anticipated that our real estate-related investments will focus primarily on investments in CMBS and other debt investments that are not considered distressed (based on our belief that there is not a low likelihood of repayment), our investments may become distressed following our acquisition thereof. Additionally, we may invest in real estate-related investments that we believe are available to purchase at "discounted" rates or "undervalued" prices. Purchasing real estate-related securities at what may appear to be "undervalued" or "discounted" levels is no guarantee that these investments will generate attractive returns to us or will not be subject to further reductions in value. There is no assurance that such investments can be acquired at favorable prices, that such investments will not default, or that the market for such interests will improve. In addition, the market conditions for real estate-related securities may deteriorate further, which could have an adverse effect on the performance of our investments.

During an economic downturn or recession, securities of financially troubled or operationally troubled issuers are more likely to go into default than securities of other issuers. Securities of financially troubled issuers and operationally troubled issuers are less liquid and more volatile than securities of companies not experiencing financial difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and asked prices may be greater than normally expected. Investment in the securities of financially troubled issuers and operationally troubled issuers involves a high degree of credit and market risk. There is no assurance that the Adviser will correctly evaluate the value of the assets collateralizing such investments or the prospects for a successful reorganization or similar action.

These financial difficulties may never be overcome and may cause issuers to become subject to bankruptcy or other similar administrative proceedings, or may require a substantial amount of workout negotiations or restructuring, which may entail, among other things, an extension of the term, a substantial reduction in the interest rate, a substantial write-down of the principal of such investment and other concessions which could adversely affect our returns on the investment. There is a possibility that we may incur substantial or total losses on our investments and in certain circumstances, subject us to certain additional potential liabilities that may exceed the value of our original investment therein.

For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment or may be required to accept different terms, including payment over an extended period of time. In addition, under certain circumstances payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment, or similar transactions under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize on collateral for loan positions we held or may adversely affect the economic terms and priority of such loans through doctrines such as equitable subordination or may result in a restructure of the debt through principles such as the "cramdown" provisions of the bankruptcy laws.

However, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such investment, replacement "takeout" financing will not be available, resulting in an inability by the issuer to repay the investment. Although unlikely, it is possible that the Adviser may find it necessary or desirable to foreclose on collateral securing one or more real estate debt investments. The foreclosure process varies jurisdiction by jurisdiction and can be lengthy and expensive. Issuers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses against the holder of a real estate loan, including, without limitation, lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action, which often prolongs and complicates an already difficult and time-consuming process. In some states or other jurisdictions, foreclosure actions can take up to several years or more to conclude. During the foreclosure proceedings, an issuer may have the ability to file for bankruptcy, potentially staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral property and may result in disrupting ongoing leasing, management, development and other operations of the property. In the event we foreclose on a debt investment, we will be subject to the risks associated with owning and operating real estate.

Certain risks associated with CMBS may adversely affect our results of operations and financial condition.

We may invest a portion of our assets in pools or tranches of CMBS, including horizontal and other risk retention investments. The collateral underlying CMBS generally consists of commercial mortgages on real property that has a multifamily or commercial use, such as retail space, office buildings, warehouse property and hotels. CMBS have been issued in a variety of issuances, with varying structures including senior and subordinated classes. The commercial mortgages underlying CMBS generally face the risks described above in "—We may invest in commercial mortgage loans which are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition."

CMBS may also have structural characteristics that distinguish them from other securities. The interest rate payable on these types of securities may be set or effectively capped at the weighted average net coupon of the underlying assets themselves. As a result of this cap, the return to investors in such a security would be dependent on the relevant timing and rate of delinquencies and prepayments of mortgage loans bearing a higher rate of interest. In general, early prepayments will have a greater impact on the yield to investors. Federal and state law may also affect the return to investors by capping the interest rates payable by certain mortgagors. Certain CMBS may provide for the payment of only interest for a stated period of time. In addition, in a bankruptcy or similar proceeding involving the originator or the servicer of the CMBS (often the same entity or an affiliate), the assets of the issuer of such securities could be treated as never having been truly sold to the originator to the issuer and could be substantively consolidated with those of the originator, or the transfer of such assets to the issuer could be voided as a fraudulent transfer.

The credit markets, including the CMBS market, have periodically experienced decreased liquidity on the primary and secondary markets during periods of market volatility. Such market conditions could re-occur and would impact the valuations of our investments and impair our ability to sell such investments if we were required to liquidate all or a portion of our CMBS investments quickly. Additionally, certain of our securities investments, such as horizontal or other risk retention investments in CMBS, may have certain holding period and other restrictions that limit our ability to sell such investments.

Concentrated CMBS investments may pose specific risks beyond the control of the Adviser that may adversely affect our results of operations and financial condition.

Default risks with respect to CMBS investments may be further pronounced in the case of single-issuer CMBSs or CMBSs secured by a small or less diverse collateral pool. At any one time, a portfolio of CMBS may be backed by commercial mortgage loans disproportionately secured by properties in only a few states, regions or foreign countries. As a result, such investments may be more susceptible to geographic risks relating to such areas, including adverse economic conditions, declining home values, adverse events affecting industries located in such areas and other factors beyond the control of the Adviser relative to investments in multi-issuer CMBS or a pool of mortgage loans having more diverse property locations.

We may utilize non-recourse securitizations of certain of our CMBS investments, which may expose us to risks that could result in losses.

We may seek to utilize non-recourse securitizations of certain of our CMBS investments to provide an additional form of financing that will provide us with additional capital flexibility to the extent consistent with REIT and Investment Company Act requirements. This would likely involve us creating a special-purpose vehicle, contributing a pool of our assets to the entity, and selling interests in the entity on a non-recourse basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment-grade loan pools). We would expect to retain all or a portion of the equity in the securitized pool of loans or investments. Prior to any such financing, we may use short-term facilities to finance the acquisition of securities until a sufficient quantity of securities had been accumulated, at which time we would refinance these facilities through a securitization, such as a CMBS, or issuance of CLOs, or the private placement of loan participations or other long-term financing. If we were to employ this strategy, we would be subject to the risk that we would not be able to acquire, during the period that our short-term facilities are available, a sufficient amount of eligible securities to maximize the efficiency of a CMBS, CLO or private placement issuance. We also would be subject to the risk that we would not be able to obtain short-term credit facilities or would not be able to renew any short-term credit facilities after they expire should we find it necessary to extend our short-term credit facilities to allow more time to seek and acquire the necessary eligible securities for a long-term financing. The inability to consummate securitizations of our portfolio to finance our loans and investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business. Moreover, conditions in the capital markets, including volatility and disruption in the capital and credit markets, may not permit a non-recourse securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets. We may also suffer losses if the value of the mortgage loans we acquire declines prior to securitization. Declines in the value of a mortgage loan can be due to, among other things, changes in interest rates and changes in the credit quality of the loan. In addition, transaction costs incurred in executing transactions impact any liability that we may incur, or may be required to reserve for, in connection with executing a transaction can cause a loss to us. To the extent that we incur a loss executing or participating in future securitizations for the reasons described above or for other reasons, it could materially and adversely impact our business and financial condition.

In addition, the securitization of investments in our portfolio might magnify our exposure to losses because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. The inability to securitize our portfolio may hurt our performance and our ability to grow our business. At the same time, the securitization of our loans or investments might expose us to losses, as the residual loans or investments in which we do not sell interests will tend to be riskier and more likely to generate losses. Moreover, the Dodd-Frank Act contains a risk retention requirement for all asset-backed securities, which requires issuers of both public and private securities to retain not less than 5% of the credit risk of the assets collateralizing any asset-backed security issuance. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interests, the structure of the entities that hold risk retention interests and when and how such risk retention interests may be transferred. Therefore, such risk retention interests will generally be illiquid. As a result of the risk retention requirements, we may be required to purchase and retain certain interests in a securitization into which we sell mortgage loans or when we act as issuer, may be required to sell certain interests in a securitization at prices below levels that such interests have historically yielded or may be required to enter into certain arrangements related to risk retention that we have not historically been required to enter into and, accordingly, the risk retention rules may increase our potential liabilities or reduce our potential profits in connection with securitization of mortgage loans. It is likely, therefore, that these risk retention rules will increase the administrative and operational costs of asset securitizations.

Our CMBS investments face risks associated with extensions that may adversely affect our results of operations and financial condition.

Our CMBS and other investments may be subject to extension, resulting in the term of the securities being longer than expected. Extensions are affected by a number of factors, including the general availability of financing in the market, the value of the related mortgaged property, the borrower’s equity in the mortgaged property, the financial circumstances of the borrower, fluctuations in the business operated by the borrower on the mortgaged property, competition, general economic conditions and other factors. Such extensions may also be made without the Adviser’s consent.

There are certain risks associated with the servicers of commercial real estate loans underlying CMBS and other investments.

The exercise of remedies and successful realization of liquidation proceeds relating to commercial real estate loans underlying CMBS and other investments may be highly dependent on the performance of the servicer or special servicer. The servicer may not be appropriately staffed or compensated to immediately address issues or concerns with the underlying loans. Such servicers may exit the business and need to be replaced, which could have a negative impact on the portfolio due to lack of focus during a transition. Special servicers frequently are affiliated with investors who have purchased the most subordinate bond classes, and certain servicing actions, such as a loan extension instead of forcing a borrower pay off, may benefit the subordinate bond classes more so than the senior bonds. While servicers are obligated to service the portfolio subject to a servicing standard and maximize the present value of the loans for all bond classes, servicers with an affiliate investment in the CMBS or other investments may have a conflict of interest. There may be a limited number of special servicers available, particularly those which do not have conflicts of interest. In addition, to the extent any such servicers fail to effectively perform their obligations pursuant to the applicable servicing agreements, such failure may adversely affect our investments.

There are certain risks associated with the insolvency of obligations backing MBS and other investments.

The real estate loans backing MBS and other investments may be subject to various laws enacted in the jurisdiction or state of the borrower for the protection of creditors. If an unpaid creditor files a lawsuit seeking payment, the court may invalidate all or part of the borrower’s debt as a fraudulent conveyance, subordinate such indebtedness to existing or future creditors of the borrower or recover amounts previously paid by the borrower in satisfaction of such indebtedness, based on certain tests for borrower insolvency and other facts and circumstances, which may vary by jurisdiction. There can be no assurance as to what standard a court would apply in order to determine whether the borrower was "insolvent" after giving effect to the incurrence of the indebtedness constituting the mortgage backing the MBS and other investments, or that regardless of the method of valuation, a court would not determine that the borrower was "insolvent" after giving effect to such incurrence. In addition, in the event of the insolvency of a borrower, payments made on such mortgage loans could be subject to avoidance as a "preference" if made within a certain period of time (which may be as long as one year and one day) before insolvency.

There are certain risks associated with MBS interest shortfalls.

Our MBS investments may be subject to interest shortfalls due to interest collected from the underlying loans not being sufficient to pay accrued interest to all of the MBS interest holders. Interest shortfalls to the MBS trust will occur when the servicer does not advance full interest payments on defaulted loans. The servicer in a MBS trust is required to advance monthly principal and interest payments due on a delinquent loan. Once a loan is delinquent for a period of time (generally 60 days), the servicer is required to obtain a new appraisal to determine the value of the property securing the loan. The servicer is only required to advance interest based on the lesser of the loan amount or 90%, generally, of the appraised value. Interest shortfalls occur when 90%, generally, of the appraised value is less than the loan amount and the servicer does not advance interest on the full loan amount. The resulting interest shortfalls impact interest payments on the most junior class in the trust first. As interest shortfalls increase, more senior classes may be impacted. Over time, senior classes may be reimbursed for accumulated shortfalls if the delinquent loans are resolved, but there is no guarantee that shortfalls will be collected. Interest shortfalls to the MBS trust may also occur as a result of accumulated advances and expenses on defaulted loans. When a defaulted loan or foreclosed property is liquidated, the servicer will be reimbursed for accumulated advances and expenses prior to payments to MBS bond holders. If proceeds are insufficient to reimburse the servicer or if a defaulted loan is modified and not foreclosed, the servicer is able to make a claim on interest payments that is senior to the bond holders to cover accumulated advances and expenses. If the claim is greater than interest collected on the loans, interest shortfalls could impact one or more bond classes in a MBS trust until the servicer’s claim is satisfied.

We may acquire MBS on the secondary market that were initially affiliated with J.P. Morgan.

We may acquire MBS whereby mortgages underlying the MBS were issued or acquired by properties underlying the mortgages in the MBS are owned by, or the MBS is serviced by, a J.P. Morgan affiliate, provided that a majority of our directors (including a majority of our independent directors) not otherwise interested in such transaction approves such transaction as fair and reasonable to us in accordance with our charter. We will not acquire MBS in the primary market from a J.P. Morgan affiliate and will only acquire MBS affiliated with J.P. Morgan from a third party if the transaction is aligned with our investment strategy. While we may acquire such MBS from third parties on terms already negotiated by and agreed with third parties and will forgo certain non-economic rights (including voting rights) in such MBS so long as we are aware that the affiliation exists, which we believe should mostly mitigate any conflicts of interest, there is no assurance that such procedures will adequately address all of the conflicts of interest that may arise or will address such conflicts in a manner that results in the allocation of a particular investment opportunity to us or is otherwise favorable to us.

We may invest in structured products or similar products that may include structural and legal risks.

We may invest from time to time in structured products and other similar real estate-related interests. These investments may include debt securities issued by a private investment fund that invests, on a leveraged basis, in bank loans, high-yield debt or other asset groups, certificates issued by a structured investment vehicle that holds pools of commercial mortgage loans. We may also invest in credit risk transfer notes that, while not structured products, face similar risks as structured products because they are debt securities issued by governmental agencies but their value depends in part on a pool of mortgage loans. Our investments in structured products will be subject to a number of risks, including risks related to the fact that the structured products will be leveraged, and other structural and legal risks related thereto. Utilization of leverage is a speculative investment technique and will generally magnify the opportunities for gain and risk of loss borne by an investor investing in the subordinated debt securities. Many structured products contain covenants designed to protect the providers of debt financing to such structured products. A failure to satisfy those covenants could result in the untimely liquidation of the structured product and a complete loss of our investment therein. In addition, if the particular structured product is invested in a security in which we are also invested, this would tend to increase our overall exposure to the credit of the issuer of such securities, at least on an absolute, if not on a relative basis. The value of an investment in a structured product will depend on the investment performance of the assets in which the structured product invests and will, therefore, be subject to all of the risks associated with an investment in those assets. These risks include the possibility of a default by, or bankruptcy of, the issuers of such assets or a claim that the pledging of collateral to secure any such asset constituted a fraudulent conveyance or preferential transfer that can be subordinated to the rights of other creditors of the issuer of such asset or nullified under applicable law.

We may acquire and sell residential credit investments, which may subject us to legal, regulatory and other risks that could adversely impact our business and financial results.

We may invest directly and indirectly in residential credit investments, which may include performing loans, nonperforming loans, residential mortgage loans and RMBS, which represent interests in pools of residential mortgage loans secured by one to four family residential mortgage loans. Investments in residential credit (including RMBS) are subject to various risks and uncertainties, including credit, market, interest rate, structural and legal risk. These risks may be magnified by volatility in the economy and in real estate markets generally. Any downturn in the U.S. or global economies may adversely affect the financial condition of residential owners and tenants, making it more difficult for them to meet their periodic repayment obligations relating to residential real estate. Residential credits are not traded on an exchange and there may be a limited market for the securities, especially when there is a perceived weakness in the mortgage and real estate market sectors. In addition, interest and principal payments for RMBS are made more frequently than traditional debt securities and the principal of any RMBS may often be prepaid at any time because the underlying residential mortgage loans may be prepaid at any time.

Residential mortgage loans are obligations of the borrowers thereunder only and are not typically insured or guaranteed by any other person or entity, although such loans may be securitized by government agencies and the securities issued may be guaranteed. The rate of defaults and losses on residential mortgage loans will be affected by a number of factors, including general economic conditions and those in the geographic area where the mortgaged property is located, the terms of the mortgage loan, the borrower’s equity in the mortgaged property, and the financial circumstances of the borrower. Certain mortgage loans may be of sub-prime credit quality (i.e., do not meet the customary credit standards of Fannie Mae and Freddie Mac). Delinquencies and liquidation proceedings are more likely with sub-prime mortgage loans than with mortgage loans that satisfy customary credit standards. If a residential mortgage loan is in default, foreclosure of such residential mortgage loan may be a lengthy and difficult process and may involve significant expenses. Furthermore, the market for defaulted residential mortgage loans or foreclosed properties may be very limited.

Residential mortgage loans in an issue of RMBS may also be subject to various U.S. federal and state laws, foreign laws, public policies and principles of equity that protect consumers which, among other things, may regulate interest rates and other fees, require certain disclosures, require licensing of originators, prohibit discriminatory lending practices, regulate the use of consumer credit information, and regulate debt collection practices. In addition, a number of legislative proposals have been introduced in the United States at the federal, state, and municipal level that are designed to discourage predatory lending practices. Violation of such laws, public policies, and principles may limit the servicer’s ability to collect all or part of the principal or interest on a residential mortgage loan, entitle the borrower to a refund of amounts previously paid by it, or subject the servicer to damages and administrative enforcement. Any such violation could also result in cash flow delays and losses on the related issue of RMBS.

To the extent we invest in RMBS, which may include government mortgage pass-through securities and non-agency RMBS, we will be subject to certain other risks which may adversely affect our results of operations and financial condition.

To the extent we invest in RMBS, our investments will be subject to the risks of defaults, foreclosure timeline extension, fraud, home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal accompanying the underlying residential mortgage loans. To the extent that assets underlying our investments are concentrated geographically, by property type or in certain other respects, we may be subject to certain of the foregoing risks to a greater extent. In the event of defaults on the residential mortgage loans that underlie our investments in RMBS and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our investments and we may incur a loss on these investments. At any one time, a portfolio of RMBS may be backed by residential mortgage loans with disproportionately large aggregate principal amounts secured by properties in only a few states or regions in the United States or in only a few foreign countries. As a result, the residential mortgage loans may be more susceptible to geographic risks relating to such areas, such as adverse economic conditions, adverse political changes, adverse events affecting industries located in such areas and natural hazards affecting such areas, than would be the case for a pool of mortgage loans having more diverse property locations. We may also acquire non-agency RMBS, which are backed by residential property but, in contrast to agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as the Fannie Mae and Freddie Mac and, in the case of the Government National Mortgage Association ("Ginnie Mae"), the U.S. government. In addition, we may invest in government mortgage pass-through securities, which represent participation interests in pools of residential mortgage loans purchased from individual lenders by a federal agency or originated by private lenders and guaranteed by a federal agency, including those issued or guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae certificates are direct obligations of the U.S. Government and, as such, are backed by the "full faith and credit" of the United States. Fannie Mae is a federally chartered, privately owned corporation and Freddie Mac is a corporate instrumentality of the United States. Fannie Mae and Freddie Mac certificates are not backed by the full faith and credit of the United States but the issuing agency or instrumentality has the right to borrow, to meet its obligations, from an existing line of credit with the U.S. Treasury. The U.S. Treasury has no legal obligation to provide such line of credit and may choose not to do so.

We will face risks related to our investments in collateralized debt obligations.

We may also invest from time to time in CDOs. CDOs include, among other things, CLOs and other similarly structured securities. A CLO is a trust typically collateralized by a pool of loans, which may include, among others, domestic and foreign senior secured loans, senior unsecured loans and subordinate corporate loans, including loans that may be rated below investment grade or equivalent unrated loans. CDOs may charge a management fee and administrative expenses. For CLOs, the cash flows from the trust are split into two or more portions, called tranches, varying in risk and yield. The riskiest portion is the "equity" tranche which bears the bulk of defaults from the bonds or loans in the trust and serves to protect the other, more senior tranches from default in all but the most severe circumstances. Since it is partially protected from defaults, a senior tranche from a CLO trust typically has higher ratings and lower yields than the underlying securities and can be rated investment grade. Despite the protection from the equity tranche, CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, market anticipation of defaults and aversion to CLO securities as a class. The risks of an investment in a CDO depend largely on the type of the collateral and the class of the CDO in which we invest.

Normally, CLOs and other CDOs are privately offered and sold, and thus are not registered under the securities laws. As a result, certain investments in CDOs may be characterized as illiquid securities and volatility in CLO and CDO trading markets may cause the value of these investments to decline. Moreover, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses. Also, with respect to the CLOs and CDOs in which we may invest, control over the related underlying loans will be exercised through a special servicer or collateral manager designated by a "directing certificate holder" or a "controlling class representative," or otherwise pursuant to the related securitization documents. We may acquire classes of CLOs or CDOs for which we may not have the right to appoint the directing certificate holder or otherwise direct the special servicing or collateral management. With respect to the management and servicing of those loans, the related special servicer or collateral manager may take actions that could adversely affect our interests. In addition to the risks associated with debt instruments (e.g., interest rate risk and credit risk), CDOs carry additional risks including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the possibility that we may invest in CDOs that are subordinate to other classes; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the issuer or unexpected investment results.

We may acquire CLOs or CDOs where securities underlying the CLOs or CDOs were issued or acquired by, or the CLO or CDO is serviced by, a J.P. Morgan affiliate, provided that a majority of directors (including a majority of our independent directors) not otherwise interested in such transaction approves such transaction as fair and reasonable to us in accordance with our charter. While we may acquire such CLO or CDO from third parties on terms already negotiated by and agreed with third parties and will forgo certain non-economic rights (including voting rights) in such CLO or CDO as long as the affiliation persists, which we believe should mostly mitigate any conflicts of interest, there is no assurance that such procedures will adequately address all of the conflicts of interests that may arise or will address such conflicts in a manner that is otherwise favorable to us.

We may invest in subordinated debt, which is subject to greater credit risk than senior debt.

We may from time to time invest in debt instruments, including junior tranches of CMBS and "mezzanine" or junior mortgage loans (e.g., B-Notes), that are subordinated in an issuer’s capital structure. To the extent we invest in subordinated debt of an issuer’s capital structure, including subordinated CMBS bonds or other mezzanine debt, such investments and our remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, will be subject to the rights of holders of more senior tranches in an issuer’s capital structure and, to the extent applicable, contractual inter-creditor, co-lender and participation agreement provisions.

Investments in subordinated debt involve greater credit risk of default and loss than the more senior classes or tranches of debt in an issuer’s capital structure. Subordinated tranches of debt instruments (including MBS) absorb losses from default before other more senior tranches of such instruments, which creates a risk particularly if such instruments (or securities) have been issued with little or no credit enhancement or equity. As a result, to the extent we invest in subordinate debt instruments (including MBS), we would likely receive payments or interest distributions after, and must bear the effects of losses or defaults on the senior debt (including underlying mortgage loans, senior mezzanine debt or senior CMBS bonds) before, the holders of other more senior tranches of debt instruments with respect to such issuer.

We will face risks related to our investments in mezzanine loans.

Although not directly secured by the underlying real estate, mezzanine loans are also subject to risk of subordination and share certain characteristics of subordinate loan interests described above. As with commercial mortgage loans, repayment of a mezzanine loan is dependent on the successful operation of the underlying commercial properties and, therefore, is subject to similar considerations and risks. Mezzanine loans may also be affected by the successful operation of other properties, but mezzanine loans are not secured by interests in the underlying commercial properties.

With most mezzanine loans, the bulk of the loan balance is payable at maturity with a one-time "balloon payment." Full satisfaction of the balloon payment by a borrower is heavily dependent on the availability of subsequent financing or a functioning sales market, and full satisfaction of a loan will be affected by a borrower’s access to credit or a functioning sales market. In certain situations, and during periods of credit distress, the unavailability of real estate financing may lead to default by a borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan may be impaired. Moreover, mezzanine loans are usually non-recourse in nature. Therefore, if a borrower defaults on the loan, then the options for financial recovery are limited in nature. To the extent the underlying default rates with respect to the pool or tranche of commercial real estate loans in which we directly or indirectly invest increase, the performance of our investments related thereto may be adversely affected.

B-Notes and A/B Structures may pose additional risks that may adversely affect our results of operations and financial condition.

We may invest in B-notes, which are mortgage loans typically (i) secured by a first mortgage on a commercial property or group of related properties and (ii) subordinated to an A-note portion of the same first mortgage secured by the same collateral (which we would not expect to hold). As a result, if a borrower defaults, there may not be sufficient funds remaining to repay B-note holders after payment to the A-note holders. Since each transaction is privately negotiated, B-notes can vary in their structural characteristics and risks. In addition to the risks described above, certain additional risks apply to B-note investments, including those described herein. The B-note portion of a loan is typically small relative to the overall loan and is in the first loss position. As a means to protect against the holder of the A-note from taking certain actions, or receiving certain benefits to the detriment of the holder of the B-note, the holder of the B-note often (but not always) has the right to purchase the A-note from its holder. If available, this right may not be meaningful to us. For example, we may not have the capital available to protect our B-note interest or purchasing the A-note may alter our overall portfolio and risk/return profile to the detriment of our stockholders. In addition, a B-note may be in the form of a "rake bond." A "rake bond" is a CMBS backed solely by a single promissory note secured by a mortgaged property, which promissory note is subordinate in right of payment to one or more separate promissory notes secured by the same mortgaged property.

We may invest in a wide range of real estate-related investments pursuant to our broad investment guidelines.

Pursuant to our broad investment guidelines, our real estate-related investments may include, but are not limited to, CMBS, real estate-related corporate credit, mortgages, loans, mezzanine and other forms of debt (including RMBS and other residential credit and debt of real estate-related companies), preferred equity and derivatives, and such investments may not be secured by real estate assets. The Adviser may also employ new investment techniques or invest in new instruments that it believes will help achieve our investment objectives, whether or not such investment techniques or instruments are specifically defined herein, so long as such investments are consistent with the investment guidelines and our charter. New investment techniques or instruments may not be thoroughly tested in the market before being employed and may have operational or theoretical shortcomings which could result in unsuccessful investments and, ultimately, losses to us. In addition, any new investment technique or instrument developed by us may be more speculative than earlier investment techniques or instruments and may involve material and unanticipated risks. Our board of directors may also change our investment guidelines without the consent of our stockholders.

Our ability to redeem all or a portion of our investments in the JPM-Advised Funds is subject to significant restrictions.

We expect to make investments in the JPM-Advised Funds, which will be subject to significant restrictions. Our investments in the JPM-Advised Funds will be treated the same as investments by other investors in the JPM-Advised Funds, and the managers of the JPM-Advised Funds may limit redemptions, including as a result of certain tax, regulatory or other considerations. We may not be able to exit the JPM-Advised Funds or liquidate all or a portion of our interests in the JPM-Advised Funds.

We cannot assure you that the JPM-Advised Funds will have capital available on favorable terms or at all to fund the redemption of interests. If the JPM-Advised Funds are not able to raise additional capital to meet redemption requests, the JPM-Advised Funds may be required to sell assets that they would otherwise elect to retain or sell assets or otherwise raise capital on less than favorable terms or at a time when they would not otherwise do so. If the JPM-Advised Funds are forced to sell any assets under such circumstances, the disposition of such assets could materially adversely impact their operations and ability to make distributions to us and, consequently, the value of our investment in the JPM-Advised Funds.

We may invest in real estate-related equity, which is subordinate to any indebtedness, but involves different rights.

We may invest from time to time in non-controlling preferred equity positions, common equity and other real estate-related interests. Preferred equity investments generally rank junior to all existing and future indebtedness, including commercial mezzanine and mortgage loans, but rank senior to the owners’ common equity. Preferred equity investments typically pay a dividend rather than interest payments and often have the right for such dividends to accrue if there is insufficient cash flow to pay currently.

These interests are not secured by the underlying real estate, but upon the occurrence of a default, the preferred equity provider typically has the right to effectuate a change of control with respect to the ownership of the property. In addition, equity investments may be illiquid or have limited liquidity due to lock-out periods, limited trading volume or other limitations or prohibitions against their transfer, sale, pledge or disposition, including any necessary registration with the SEC requiring coordination with the issuer for the sale of such securities. Our investments in real estate-related equity securities will involve risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related equity securities are subject to their own operating and other expenses and may be subject to a management fee and performance-based compensation (e.g., promote), which we as equity holders will indirectly bear. Issuers of real estate-related common equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate discussed in "—Risks Related to Investments in Real Estate."

We may invest in real estate corporate debt, which consists of secured and unsecured obligations issued by companies in the business of owning and operating real estate-related businesses.

We may invest in corporate debt obligations of varying maturities issued by U.S. and foreign corporations and other business entities, which may include loans, corporate bonds, debentures, notes and other similar corporate debt instruments, including convertible securities. Bonds are fixed or variable rate debt obligations, including bills, notes, debentures, money market instruments and similar instruments and securities. Corporate debt is generally used by corporations and other issuers to borrow money from investors. The issuer pays the investor a rate of interest and normally must repay the amount borrowed on or before maturity. The rate of interest on corporate debt may be fixed, floating or variable, and may vary inversely with respect to a reference rate. The rate of return or return of principal on some debt obligations may be linked or indexed to the level of exchange rates between the U.S. dollar and a foreign currency or currencies. Debt instruments may be acquired with warrants attached. Certain bonds are "perpetual" in that they have no maturity date.

Our investments in real estate-related corporate credit will be subject to a number of risks, including interest rate risk, credit risk, high yield risk, issuer risk, foreign (non-U.S.) investment risk, inflation/deflation risk, liquidity risk, smaller company risk and management risk. We generally will not have direct recourse to real estate assets owned or operated by the issuers of the corporate debt obligations that we invest in and the value of such corporate debt obligations may be impacted by numerous factors and may not be closely tied to the value of the real estate held by the corporate issuer.

We may invest in equity of other REITs that invest in real estate or real estate debt as one of their core businesses and other real estate-related companies, which subjects us to certain risks including those risks associated with an investment in our own common stock.

REITs that invest primarily in real estate or real estate debt are subject to the risks of the real estate debt market and, more generally, the real estate and securities market.

REITs may be subject to a management fees and other expenses, and so when we invest in REITs, we will bear our proportionate share of the costs of the REITs’ operations. Investing in REITs and real estate-related companies involves certain unique risks in addition to those risks associated with investing in the real estate industry in general. The market value of REIT shares and the ability of the REIT to distribute income may be adversely affected by several factors, including the risks described herein that relate to an investment in our common stock. REITs depend generally on their ability to generate cash flow to make distributions to stockholders, and distributions received by us from REITs may consist of dividends, capital gains or return of capital. Generally, dividends received by us from REIT shares and distributed to our stockholders will not constitute "qualified dividend income" eligible for the reduced tax rate applicable to qualified dividend income. In addition, the performance of a REIT may be affected by changes in the tax laws or by its failure to qualify for tax-free pass-through of income.

REITs (especially mortgage REITs) are also subject to interest rate risk. Rising interest rates may cause REIT investors to demand a higher annual yield, which may, in turn, cause a decline in the market price of the equity securities issued by a REIT.

Investing in certain REITs and real estate-related companies, which often have small market capitalizations, may also involve the same risks as investing in other small capitalization companies. REITs and real estate-related companies may have limited financial resources and their securities may trade less frequently and in limited volume and may be subject to more abrupt or erratic price movements than larger company securities.

Certain of our investments may have additional capital requirements.

Certain of our investments, including those that may be in a development phase, if any, are expected to require additional financing to satisfy their working capital requirements or development strategies. The amount of such additional financing needed will depend upon the maturity and objectives of the particular asset, which may be an unfavorable price at such time. Each round of financing (whether from us or other investors) is typically intended to provide enough capital to reach the next major milestone in an asset’s life cycle. If the funds provided are not sufficient, additional capital may be required to be raised at a price unfavorable to the existing investors, including us. In addition, we may make additional debt and equity investments or exercise warrants, options, convertible securities or other rights that were acquired in the initial investment in such portfolio company in order to preserve our proportionate ownership when a subsequent financing is planned, or to protect our investment when such portfolio company’s performance does not meet expectations. The availability of capital is generally a function of capital market conditions that are beyond the control of us or any portfolio company. There can be no assurance that we or any portfolio company will be able to predict accurately the future capital requirements necessary for success or that additional funds will be available from any source. Failure to provide sufficient additional capital with respect to an investment could adversely affect our performance.

We will face "spread widening" risk related to our investment in securities.

For reasons not necessarily attributable to any of the risks set forth herein (for example, supply/demand imbalances or other market forces), the market spreads of the securities in which we invest may increase substantially causing the securities prices to fall. It may not be possible to predict, or to hedge against, such "spread widening" risk. The perceived discount in pricing described under "—Some of our real estate-related investments may become distressed, which securities would have a high risk of default and may be illiquid." may still not reflect the true value of the real estate assets underlying such real estate-related investments in which we may invest, and therefore further deterioration in value with respect thereto may occur following our investment therein. In addition, mark-to-market accounting of our investments will have an interim effect on the reported value prior to realization of an investment.

We may invest in derivatives, which involve numerous risks.

Subject to our compliance with Code provisions related to maintaining our qualification as a REIT, we may enter into derivatives transactions including, but not limited to, interest rate swaps, total return swaps, credit default swaps and other swap agreements for hedging purposes. Derivative instruments, especially when purchased in large amounts, may not be liquid in all circumstances, so that in volatile markets we may not be able to close out a position without incurring a loss. The use of derivatives generally involves leverage in the sense that the investment exposure created by the derivatives may be significantly greater than our initial investment in the derivative. Leverage magnifies investment, market and certain other risks. Thus, the use of derivatives may result in losses in excess of principal and greater than if they had not been used. The value of such derivatives also depends upon the price of the underlying instrument or commodity. Such derivatives and other customized instruments also are subject to the risk of non-performance by the relevant counterparty. In addition, actual or implied daily limits on price fluctuations and speculative position limits on the exchanges or over-the-counter markets in which we may conduct our transactions in derivative instruments may prevent prompt liquidation of positions, subjecting us to the potential of greater losses. Derivative instruments that may be purchased or sold by us may include instruments not traded over-the-counter or on an exchange. The risk of nonperformance by the obligor on such an instrument may be greater and the ease with which we can dispose of or enter into closing transactions with respect to such an instrument may be less than in the case of an exchange-traded instrument. In addition, significant disparities may exist between "bid" and "asked" prices for derivative instruments that are traded over-the-counter and on an exchange. Such over-the-counter derivatives are also subject to types and levels of investor protections or governmental regulation that may differ from exchange traded instruments.

Our ability to successfully use derivative investments depends on the ability of the Adviser. The skills needed to employ derivatives strategies are different from those needed to select portfolio investments and, in connection with such strategies, the Adviser must make predictions with respect to market conditions, liquidity, market values, interest rates or other applicable factors, which may be inaccurate. The use of derivative investments may require us to sell or purchase portfolio investments at inopportune times or for prices below or above the current market values, may limit the amount of appreciation we can realize on an investment or may cause us to hold a security that we might otherwise want to sell. We will also be subject to credit risk with respect to the counterparties to our derivatives contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of over-the-counter instruments). In addition, the use of derivatives will be subject to additional unique risks associated with such instruments including a lack of sufficient asset correlation, heightened volatility in reference to interest rates or prices of reference instruments and duration / term mismatch, each of which may create additional risk of loss.

Absent our ability to rely upon available guidance from the CFTC that we are not a commodity pool, we, our board of directors or our Adviser, would be subject to additional regulation and required to comply with applicable CFTC disclosure, reporting, and recordkeeping requirements.

Registration with the U.S. Commodity Futures Trading Commission (the "CFTC") as a "commodity pool operator" or any change in our operations (including, without limitation, any change that causes us to be subject to certain specified covered statutory disqualifications) necessary to maintain our ability to rely upon CFTC Letter No. 12-13 or other exclusion from the definition of, or exemption from the requirement to register as, a "commodity pool operator" with the CFTC could adversely affect our ability to implement our investment program, conduct our operations or achieve our objectives and subject us to certain additional costs, expenses and administrative burdens. Furthermore, any determination by us to cease or to limit trading in interests that may be treated as "commodity interests" in order to comply with the regulations of the CFTC may have an adverse effect on our ability to implement our investment objectives and to hedge risks associated with our operations.

We will face risks associated with short sales.

Our use of short sales for investment or risk management purposes subjects us to risks associated with selling short. We may engage in short sales where we do not own or have the right to acquire the security sold short at no additional cost. Our loss on a short sale theoretically could be unlimited in a case where we are unable, for whatever reason, to close out a short position.

Our short selling strategies may limit our ability to benefit from increases in the markets. Short selling also involves a form of financial leverage that may exaggerate any losses. Also, there is the risk that the counterparty to a short sale may fail to honor its contractual terms, causing a loss to us. Finally, SEC, FINRA, or other regulations relating to short selling may restrict our ability to engage in short selling.

We may make open market purchases or invest in traded securities.

We expect to invest in securities that are traded (publicly or through other active markets (including through private transactions)) and are, therefore, subject to the risks inherent in investing in traded securities. When investing in traded securities, we may be unable to obtain financial covenants or other contractual governance rights, including management rights that it might otherwise be able to obtain in making privately negotiated investments. Moreover, we may not have the same access to information in connection with investments in traded securities, either when investigating a potential investment or after making the investment, as compared to privately negotiated investments. Furthermore, we may be limited in our ability to make investments, and to sell existing investments, in traded securities because J.P. Morgan may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies or requirements. The inability to sell traded securities in these circumstances could materially adversely affect the investment results. In addition, securities acquired of a public company may, depending on the circumstances and securities laws of the relevant jurisdiction, be subject to lock-up periods.

We may find it necessary or desirable to foreclose on certain of the loans or CMBS we acquire, and the foreclosure process may be lengthy and expensive.

We may find it necessary or desirable to foreclose on certain of the loans or CMBS we acquire, and the foreclosure process may be lengthy and expensive. The protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests may not be adequate. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy or its equivalent, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and potentially result in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value, and in the event of any such foreclosure or other similar real estate owned proceeding, we would also become the subject to the various risks associated with direct ownership of real estate, including environmental liabilities. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss.

Risks Related to Debt Financing

We have incurred mortgage indebtedness and other borrowings, which could increase our business risks, hinder our ability to make distributions and could decrease the value of your investment.

The acquisition of investment properties has been financed in substantial part by borrowing, which increases our exposure to loss. Under our charter, we have a limitation that precludes us from borrowing in excess of 300% of our net assets, which approximates borrowing 75% of the cost of our investments (unless a majority of our independent directors approves any borrowing in excess of the limit and we disclose the justification for doing so to our stockholders in our next quarterly report), but such restriction does not restrict the amount of indebtedness we may incur with respect to any single investment. Our target leverage ratio after our ramp-up period is between 45% and 60% of our gross real estate assets. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and loan-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the equity in our real estate debt and real estate-related investments. See Item 1 — "Business — Borrowing Policies." We may exceed our target leverage ratio, particularly during a market downturn or in connection with a large acquisition. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investments. Principal and interest payments on indebtedness (including mortgages having "balloon" payments) will have to be made regardless of the sufficiency of cash flow from the properties. Our investments will be impaired by a smaller decline in the value of the properties than is the case where properties are owned with a proportionately smaller amount of debt.

We may incur or increase our mortgage debt by obtaining loans secured by a portfolio of some or all of the real estate acquired and may borrow under mortgages on properties after they are acquired. Depending on the level of leverage and decline in value, if mortgage payments are not made when due, one or more of the properties may be lost (and our investment therein rendered valueless) as a result of foreclosure by the mortgagee(s). A foreclosure may also have substantial adverse tax consequences for us.

Many of these same issues also apply to credit facilities which are expected to be in place at various times as well. For example, the loan documents for such facilities may include various coverage ratios, the continued compliance with which may not be completely within our control. If such coverage ratios are not met, the lenders under such credit facilities may declare any unfunded commitments to be terminated and declare any amounts outstanding to be due and payable. We may also rely on short-term financing that would be especially exposed to changes in availability.

Although borrowings by us have the potential to enhance overall returns that exceed our cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than our cost of funds. As a result, the possibilities of profit and loss are increased. Borrowing money to purchase properties provides us with the advantages of leverage but exposes us to greater market risks and higher current expenses.

We may encounter adverse changes in the credit markets.

Any adverse changes in the global credit markets could make it more difficult for us to obtain favorable financing. Our ability to generate attractive investment returns for our stockholders will be adversely affected to the extent we are unable to obtain favorable financing terms. If we are unable to obtain favorable financing terms, we may not be able to adequately leverage our portfolio, may face increased financing expenses or may face increased restrictions on our investment activities, any of which would negatively impact our performance.

In certain cases, financings for our properties may be recourse to us.

Generally, commercial real estate financings are structured as non-recourse to the borrower, which limits a lender’s recourse to the property pledged as collateral for the loan, and not the other assets of the borrower or to any parent of borrower, in the event of a loan default. However, lenders customarily will require that a creditworthy parent entity enter into so-called "recourse carveout" guarantees to protect the lender against certain bad-faith or other intentional acts of the borrower in violation of the loan documents. A "bad boy" guarantee typically provides that the lender can recover losses from the guarantors for certain bad acts, such as fraud or intentional misrepresentation, intentional waste, willful misconduct, criminal acts, misappropriation of funds, voluntary incurrence of prohibited debt and environmental losses sustained by lender. In addition, "bad boy" guarantees typically provide that the loan will be a full personal recourse obligation of the guarantor, for certain actions, such as prohibited transfers of the collateral or changes of control and voluntary bankruptcy of the borrower. These financing arrangements with respect to our investments generally require "bad boy" guarantees from us or the Operating Partnership and in the event that such a guarantee is called, our assets could be adversely affected. Moreover, our "bad boy" guarantees could apply to actions of the joint venture partners associated with our investments. While the Adviser expects to negotiate indemnities from such joint venture partners to protect against such risks, there remains the possibility that the acts of such joint venture partner could result in liability to us under such guarantees. We may provide "bad boy" guarantees on behalf of Other J.P. Morgan Accounts investing alongside us and as such guarantees are not for borrowed money, they will typically not be included under our leverage limitations.

If we draw on our line of credit to fund repurchases or for any other reason, our financial leverage ratio could increase beyond our target.

We have obtained a line of credit and may seek to obtain additional lines of credit in the future in an effort to provide for a ready source of liquidity for any business purpose, including to fund repurchases of shares of our common stock in the event that repurchase requests exceed our operating cash flow and net proceeds from our continuous offering. If we borrow under our line of credit to fund repurchases of shares of our common stock, our financial leverage will increase and may exceed our target leverage ratio. Our leverage may remain at the higher level until we receive additional net proceeds from our continuous offering or generate sufficient operating cash flow or proceeds from asset sales to repay outstanding indebtedness. In connection with our line of credit, distributions may be subordinated to payments required in connection with any indebtedness contemplated thereby. We may utilize our line of credit for the benefit of Other J.P. Morgan Accounts which may invest alongside us in one or more investments. In such circumstances, we generally intend to disclose such arrangements as part of our reporting and enter into arrangements to cause any Other J.P. Morgan Accounts to bear (or reimburse us for) their pro rata share of any costs and expenses (including interest payments) allocable to such extensions of credit.

Increases in interest rates could increase the amount of our loan payments and adversely affect our ability to make distributions to our stockholders.

Interest we pay on our loan obligations will reduce cash available for distributions. If we obtain variable rate loans, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to you. In addition, if we need to repay existing loans during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.

Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service or refinance any future indebtedness that we may incur.

The volatility of the global credit markets could make it more difficult to obtain favorable financing for investments. During periods of volatility, which often occur during economic downturns, generally credit spreads widen, interest rates rise, and investor demand for high yield debt declines. These trends result in reduced willingness by investment banks and other lenders to finance new investments and deterioration of available terms. If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. Disruptions in the debt markets negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness that is maturing. Moreover, to the extent that such marketplace events are not temporary, they could have an adverse impact on the availability of credit to businesses generally and could lead to an overall weakening of the U.S. economy.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to obtain additional loans. Loan documents we enter into may contain covenants that limit our ability to further mortgage or dispose of the property or discontinue insurance coverage. In addition, loan documents may limit our ability to enter into or terminate certain operating or lease agreements related to the property. Loan documents may also require lender approval of certain actions and as a result of the lender’s failure to grant such approval, we may not be able to take a course of action we deem most profitable. These or other limitations may adversely affect our flexibility and our ability to make distributions to you and the value of your investment.

If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to make distributions to our stockholders.

Some of our financing arrangements may require us to make a lump-sum or "balloon" payment at maturity. Our ability to make a balloon payment is uncertain and may depend upon our ability to obtain replacement financing or our ability to sell particular properties. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. Such a refinancing would be dependent upon interest rates and lenders’ policies at the time of refinancing, economic conditions in general and the value of the underlying properties in particular. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets.

We may use reverse repurchase agreements to finance our securities investments, which may expose us to risks that could result in losses.

We may use reverse repurchase agreements as a form of leverage to finance our securities investments, and the proceeds from reverse repurchase agreements will generally be invested in additional securities. There is a risk that the market value of the securities acquired from the proceeds received in connection with a reverse repurchase agreement may decline below the price of the securities underlying the reverse repurchase agreement that we have sold but remain obligated to repurchase. Reverse repurchase agreements also involve the risk that the counterparty liquidates the securities we delivered to it under the reverse repurchase agreements following the occurrence of an event of default under the applicable repurchase agreement by us. In addition, there is a risk that the market value of the securities we retain may decline. If the buyer of securities under a reverse repurchase agreement were to file for bankruptcy or experiences insolvency, we may be adversely affected. Furthermore, our counterparty may require us to provide additional margin in the form of cash, securities or other forms of collateral under the terms of the derivative contract. Also, in entering into reverse repurchase agreements, we will bear the risk of loss to the extent that the proceeds of the reverse repurchase agreement are less than the value of the underlying securities. In addition, the interest costs associated with reverse repurchase agreements transactions may adversely affect our results of operations and financial condition, and, in some cases, we may be worse off than if we had not used such instruments.

Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition.

Subject to any limitations required to maintain qualification as a REIT, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap or collar agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. These interest rate hedging arrangements may create additional assets or liabilities from time to time that may be held or liquidated separately from the underlying property or loan for which they were originally established. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition.

Risks Related to our Relationship with the Adviser and the Dealer Manager

We depend on the Adviser to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with the Adviser could have a material adverse effect on our business and ability to achieve our investment objectives.

Our success is dependent upon our relationship with, and the performance of, the Adviser in the acquisition and management of our investment portfolio, and our corporate operations. The Adviser may suffer or become distracted by adverse financial or operational problems in connection with J.P. Morgan’s business and activities unrelated to us and over which we have no control. Should the Adviser fail to allocate sufficient resources to perform its responsibilities to us for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders.

The termination or replacement of the Adviser could trigger a repayment event under our mortgage loans for some of our properties, the credit agreement governing any line of credit and repurchase agreements.

Lenders for certain of our properties may request provisions in the mortgage loan documentation that would make the termination or replacement of the Adviser an event requiring the immediate repayment of the full outstanding balance of the loan. If we elect to obtain a line of credit and are able to do so, the termination or replacement of the Adviser could trigger repayment of outstanding amounts under the credit agreement governing such line of credit or under the repurchase agreements that we may enter into in the future. If a repayment event occurs with respect to any of our properties, our results of operations and financial condition may be adversely affected.

The Adviser’s inability to retain the services of key real estate professionals could hurt our performance.

The Adviser’s power to approve the acquisition of a particular investment, finance or refinance any new or existing investment or dispose of an existing investment rests with the applicable Investment Committee or particular professionals employed by the Adviser, depending on the size and type of the investment. Accordingly, our success depends to a significant degree upon the contributions of certain key real estate professionals employed by the Adviser, each of whom would be difficult to replace. There is ever-increasing competition among alternative asset firms, financial institutions, private equity firms, investment advisors, investment managers, real estate investment companies, real estate investment trusts and other industry participants for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with the us or the Adviser, particularly in light of our perpetual-life nature, or that replacements will perform well. Neither we nor the Adviser have employment agreements with these individuals and they may not remain associated with us. We also do not carry key person life insurance with respect to the Adviser’s key real estate professionals. If any of these persons were to cease their association with us, our operating results could suffer. Our future success depends, in large part, upon the Adviser’s ability to attract and retain highly skilled managerial, operational and marketing professionals. If the Adviser loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.

The success of the Offering is dependent, in part, on the ability of the Dealer Manager to retain key employees and associated persons and to successfully build and maintain a network of licensed participating broker-dealers.

The dealer manager for the Offering is J.P. Morgan Institutional Investments Inc. The success of the Offering and our ability to implement our business strategy is dependent upon the ability of our Dealer Manager to retain key employees and associated persons and to build and maintain a network of licensed securities broker-dealers and other agents. If the Dealer Manager is unable to do either, we may not be able to raise adequate proceeds through the Offering to implement our investment strategy. The Dealer Manager’s associated persons may experience conflicts of interest in allocating their time between the Offering and other investment products, which could adversely affect our ability to raise adequate proceeds through the Offering and implement our investment strategy. Further, the participating broker-dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients.

The fees we pay in connection with the Offering and the agreements entered into with J.P. Morgan and its affiliates were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.

The compensation paid to the Adviser, the Dealer Manager and other J.P. Morgan affiliates for services they provide us was not determined on an arm’s-length basis. All service agreements, contracts or arrangements between or among J.P. Morgan and its affiliates, including the Adviser and us, were not negotiated at arm’s-length. Such agreements include our Advisory Agreement, the Operating Partnership’s partnership agreement, our dealer manager agreement (the "Dealer Manager Agreement"), and any property management and other agreements we may enter into with affiliates of the Adviser from time to time.

We do not own the J.P. Morgan name, but we may use it as part of our corporate name pursuant to the Advisory Agreement. Use of the name by other parties or the termination of our license may harm our business.

The Adviser has granted us a fully paid-up, royalty-free, non-exclusive, non-transferable license to use the name "J.P. Morgan Real Estate Income Trust, Inc." We have a right to use this name for so long as the Adviser serves as our advisor. J.P. Morgan retains the right to continue using the "J.P. Morgan" name. We will be unable to preclude J.P. Morgan from licensing or transferring the ownership of the "J.P. Morgan" name to third parties, some of whom may compete with us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of J.P. Morgan or others. Furthermore, in the event that the Advisory Agreement is terminated, we will be required to, among other things, change our name. Any of these events could disrupt our recognition in the marketplace, damage any goodwill we may have generated and otherwise harm our business.

Risks Related to Conflicts of Interest

Various potential and actual conflicts of interest will arise, and these conflicts may not be identified or resolved in a manner favorable to us.

We are subject to conflicts of interest arising out of our relationship with J.P. Morgan and its affiliates, including the Adviser. The Adviser faces a conflict of interest between its responsibility to act in our best interests, on the one hand, and any benefit that could result to it or its affiliates from our operation, on the other hand. If and to the extent that our interests and those of the Adviser are not aligned due to such conflicts of interests, the execution of our business plan and our results of operations could be adversely affected, which could adversely affect our results of operations and financial condition. J.P. Morgan and our board of directors have adopted policies and procedures reasonably designed to appropriately prevent, limit or mitigate conflicts of interest. In addition, certain activities that could create conflicts of interest are limited or prohibited by applicable law. However, there is no guarantee that the policies and procedures adopted by us, the Adviser, J.P. Morgan and its affiliates, the terms and conditions of our charter and the Advisory Agreement or the restrictions imposed by applicable law will enable us to adequately identify, address or mitigate these conflicts of interest. In an effort to mitigate certain potential conflicts of interest, transactions between us and the Adviser or its affiliates will be subject to approval by a majority of our directors, including a majority of our independent directors not otherwise interested in the transaction, in accordance with the terms of our charter. Not all potential, apparent and actual conflicts of interest are discussed herein, and additional conflicts of interest could arise as a result of new activities, transactions or relationships commenced in the future.

The Adviser will face a conflict of interest because the management fees it will receive are payable regardless of the performance of our portfolio and were not determined by arms’ length negotiations.

We (and, to the extent that the Operating Partnership issues Operating Partnership units to parties other than us, the Operating Partnership) will pay the Adviser a management fee based on our NAV, excluding the NAV of the Class E shares which are not subject to the management fee, regardless of the performance of our portfolio. We will be required to pay the Adviser a management fee in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period. The Adviser’s entitlement to a management fee which is not based or conditioned upon the achievement of performance metrics or goals might reduce the Adviser’s incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. Due to the fact that the management fee is based on our NAV, the Adviser may also be motivated to accelerate acquisitions in order to increase our NAV or, similarly, delay or curtail repurchases of shares to maintain a higher NAV. The Adviser may benefit by us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV. In addition, the management fee that the Adviser is entitled to receive has not been determined by "arm’s-length" negotiations and could be higher than the fees that another unaffiliated adviser might receive.

While it is not currently expected to be the case, the Adviser may, from time to time, voluntarily waive all or a portion of the management fees to which it is entitled. The Adviser may have an incentive to voluntarily waive fees as such waivers would make our performance more favorable than otherwise and prospective investors’ investment decisions are likely influenced by our performance. If the Adviser did elect to waive receipt of management fees with respect to any period, there is no guarantee that the Adviser would do so in any subsequent period.

The Adviser will face a conflict of interest due to the nature of the Special Limited Partner’s performance participation interest in the Operating Partnership.

The Special Limited Partner, an affiliate of J.P. Morgan, is entitled to receive distributions on its performance participation interest in the Operating Partnership each quarter based on the Operating Partnership’s annualized total return, which is calculated based upon our total distributions paid plus the change in the Operating Partnership’s NAV, excluding the NAV attributable to the Class E units which are not subject to the performance participation. The existence of the Special Limited Partner’s performance participation interest in the Operating Partnership may create an incentive for the Adviser to make riskier or more speculative investments on our behalf, cause us to incur more leverage, or sell an asset prematurely in an effort to increase the distributions to which the Special Limited Partner is entitled on its performance participation interest. Due to the fact that the distributions the Special Limited Partner is entitled to receive are based in part on the Operating Partnership’s NAV, the Adviser may also be motivated to accelerate acquisitions in order to increase the Operating Partnership’s NAV or, similarly, delay or curtail repurchases of our shares to maintain the Operating Partnership’s NAV. Except as noted herein with respect to Quarterly Allocations, the Special Limited Partner will not be obligated to return any portion of performance participation allocation due to the subsequent negative performance.

The Adviser will face a conflict of interest because the fees it will receive for services performed are based in part on our NAV, which the Adviser is ultimately responsible for determining.

The Adviser is ultimately responsible for reviewing and confirming our NAV and overseeing the process surrounding the calculation of our NAV. The Adviser faces an inherent conflict of interest due to the fact that the Adviser is entitled to receive a management fee based on our NAV (excluding the NAV attributable to our Class E shares) and the Special Limited Partner is entitled to receive distributions on its performance participation interest based in part on the Operating Partnership’s NAV (excluding the NAV attributable to the Class E units which are not subject to the performance participation). The valuation of our investments and our NAV will affect the amount and timing of the management fee paid to the Adviser and the Special Limited Partner’s performance participation interest. As a result, there may be circumstances where the Adviser is incentivized to determine valuations that are higher than the actual fair value of our investments or manage the NAV calculation process in a manner that results in a higher NAV. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our common stock or the price paid for the repurchase of your shares of common stock on a given date may not accurately reflect the value of our portfolio, and your shares may be worth less than the purchase price or more than the repurchase price.

J.P. Morgan personnel will work on other projects and conflicts may arise in the allocation of personnel between us and other projects.

The Adviser and its affiliates will devote such time as they determine to be necessary to conduct our business affairs in an appropriate manner. The Adviser has rendered in the past and will continue to render in the future investment advisory and other services to other clients (including investment vehicles and accounts which have the same or similar investment strategy as we do and which may compete with us for investment opportunities) and perform a variety of other functions that are unrelated to our operations. The directors, officers and employees of the Adviser and its affiliates are not required to devote all or any specific portion of their working time to our affairs and potential conflicts of interest will arise in allocating management time, services or functions among us and such other clients, including clients that have the same or a similar type of investment strategy as we do. As a result of these conflicts, we may not receive the level of support and assistance that we otherwise might receive if we were internally managed. The Adviser and its affiliates are not restricted from entering other investment advisory relationships or from engaging in other business activities.

J.P. Morgan, the Adviser and their affiliates will face various conflicts of interest as a result of its relationship with our company.

The Adviser is a member of J.P. Morgan’s asset management businesses. To the extent permitted under applicable law, we may engage from time to time in "principal transactions" with J.P. Morgan, provided that any such transactions will be approved by a majority of our independent directors in accordance with the terms of our charter. A principal transaction occurs when an investment adviser arranges for a security to be purchased from or sold to a client from its own account (which can include a fund in which the investment adviser or its personnel have a substantial ownership interest). J.P. Morgan may also act as our counterparty in connection with swaps, options, forward contracts, currency and interest rate hedging, other derivatives and other transactions, in all cases subject to applicable law and the related party transaction approval requirements in our charter.

J.P. Morgan may also execute from time to time "agency cross transactions" between us and other persons and will receive commissions from both parties to such transactions, in all cases subject to applicable law and the related party transaction approval requirements in our charter. An agency cross transaction occurs when an investment adviser, acting as a broker for a person other than the advisory client, knowingly makes a sale or purchase of any security for the account of that client. Moreover, the Adviser may cause or recommend that we execute the purchase or the sale of investments through J.P. Morgan as agent or select or recommend the selection of J.P. Morgan as executing broker in our transactions, and J.P. Morgan will receive fees or commissions in connection with such transactions. These principal and agency cross transactions create a conflict of interest between the Adviser’s interest in seeking that we receive best execution on all transactions and in limiting or reducing the fees that we pay, and its interest in generating additional profits and fees for J.P. Morgan.

Subject to applicable law, the Adviser may from time to time cause an Other J.P. Morgan Account to sell or transfer or recommend that such Other J.P. Morgan Account sell or transfer, a security or other instrument to us. We may also at times sell our investments to an Other J.P. Morgan Account. The Adviser may also engage in such practice of "cross trading" in order to "rebalance" the portfolios (where we or a particular client account or investment vehicle needs liquidity or where investment objectives differ), to reduce or eliminate transaction costs or market impact, to combine accounts or otherwise. The Adviser faces a potentially conflicting division of loyalties and responsibilities to the parties in such transactions. The cross trade will be executed through the use of a methodology that the Adviser has determined to be fair and equitable to calculate the transfer price. Such transactions will be subject to the approval of a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction pursuant to our charter.

Sales of securities for our account may be bunched or aggregated with orders for other accounts of J.P. Morgan or its clients, including other investment funds. Due to prevailing trading activity, it is frequently not possible to receive the same price or execution on the entire volume of securities bought or sold. When this occurs, the various prices may be averaged, which could be disadvantageous to us. In addition, from time to time, the Adviser may use electronic communication networks ("ECNs") or other alternative trading systems in which J.P. Morgan has an ownership interest. J.P. Morgan typically receives compensation based upon its ownership percentage in relation to the transaction fees charged by the ECNs.

From time to time, JPMIM’s affiliates, including, but not limited to, J.P. Morgan’s investment, commercial and private banking divisions, and J.P. Morgan’s corporate functions, will introduce to us a client who has a real estate or real estate-related investment (such as interests in loans or equity related to real estate assets) that it wishes to sell, or who wishes to acquire a real estate or real estate-related investment owned by us. If we pursue the resulting transaction, J.P. Morgan will have a conflict in its representation of the client over the price and terms of our investment or disposal. In addition, J.P. Morgan could provide real estate, investment banking, advisory or other services to our competitors with respect to our existing investments or with respect to certain real estate or real estate-related investments that we are considering. Such activities will present J.P. Morgan with a conflict of interest vis-à-vis our investment and may also result in a conflict with respect to the allocation of resources to those entities.

Subject to applicable law, from time to time certain Other J.P. Morgan Accounts or discretionary clients of the Adviser or its affiliates (collectively, "Other J.P. Morgan Clients") may invest in our shares. Such investment may give rise to a conflict of interest for the Adviser and its affiliates between acting in our best interests and Other J.P. Morgan Clients, as Other J.P. Morgan Clients will have certain interests in the way in which we are operated which may conflict with the interests of other stockholders. This may create an incentive for the Adviser or its affiliates to take, or not to take, certain actions that it would not otherwise take. Such investments by Other J.P. Morgan Clients present a potential conflict of interest as the Adviser and its affiliates may have the incentive to favor Other J.P. Morgan Clients. For example, the Adviser and its affiliates may face a challenge in balancing the respective duties to the Other J.P. Morgan Clients, our company and our other stockholders, and the Adviser and its affiliates acting on behalf of an Other J.P. Morgan Client may have access to information that may not be available to other stockholders. In the event that we elect to satisfy a large repurchase request pursuant to our share repurchase plan for shares held by an Other J.P. Morgan Client, we may determine to dispose of assets when we otherwise would not have done so in order to fund the repurchase. A large share repurchase could also cause us to incur additional expenses related to funding the repurchase. However, the Adviser and its affiliates have established policies, including information barriers, reasonably designed to mitigate the foregoing and other conflicts of interest that may arise in connection with the investment in us by Other J.P. Morgan Clients, in an effort to ensure that the Adviser and its affiliates act in accordance with applicable law and their respective fiduciary obligations with respect to us and Other J.P. Morgan Clients. For example, the Adviser’s compliance program incorporates, among other things, written policies and procedures that are reasonably designed to prevent violations of the Investment Advisers Act of 1940, as amended (the "Advisers Act"), and the rules that the SEC adopted under the Advisers Act, by the Adviser or any of its supervised persons. The Adviser’s information safeguarding barriers are also relied upon to protect the integrity of its investment processes, to comply with its fiduciary and regulatory obligations, to preserve confidentiality, and to prevent actual or perceived conflicts that may exist in connection with clients of other lines of business. Additionally, the Adviser’s Code of Ethics and Code of Conduct and Information Safeguarding and Barriers Policy requires all lines of business and the respective employees thereof to protect information from disclosure to Other J.P. Morgan Clients. In an unlikely scenario where we would seek to sell an asset to satisfy a repurchase request of an Other J.P. Morgan Client, the proposed sale would be subject to the scrutiny by the Adviser’s applicable oversight teams.

In addition, J.P. Morgan may, subject to applicable law, be involved in the provision of a subscription line, a credit facility, or property-level debt or other financing to us in various capacities. This may present conflicts of interest for J.P. Morgan and the Adviser in the event that J.P. Morgan or the lender is required to take an action under such a facility which is adverse to us.

J.P. Morgan, the Adviser and their affiliates will face various potential conflicts of interest as a result of J.P. Morgan’s diverse investment banking, trading, advisory and other activities.

J.P. Morgan is a diversified financial services firm that provides a broad range of services (including financial, consulting, investment banking, advisory, brokerage and other services) and products to its clients and is a major participant in the global currency, equity, commodity, fixed-income, real assets, and other markets in which we may invest. In providing services and products to its clients other than us, the Adviser and its affiliates face conflicts of interest with respect to activities recommended to or performed for us, on one hand, and for J.P. Morgan’s other clients, on the other hand. For example, J.P. Morgan has, and continues to seek to develop, banking and other financial and advisory relationships with numerous U.S. and non-U.S. persons and governments. J.P. Morgan also advises and represents potential buyers and sellers of businesses worldwide. We could invest in, or could wish to invest in, such an entity represented by J.P. Morgan or with which J.P. Morgan has a banking or other financial relationship, and from which J.P. Morgan receives customary compensation. In addition, J.P. Morgan will from time to time recommend activities that would compete with or otherwise adversely affect us or our investments, such as when J.P. Morgan determines to close a line of credit to, to not extend credit to, or to foreclose on the assets of, an investment vehicle or a company in which we invest, or when J.P. Morgan advises a client and such advice is adverse to us. Further, any fees or compensation received by

J.P. Morgan in connection with such activities (including, but not limited to, financial advisory fees, monitoring fees, advisor fees or fees in connection with restructurings or mergers and acquisitions, as well as underwriting or placement fees, financing or commitment fees, trustee fees and brokerage fees) will not be shared with us or any investor. It should be recognized that such relationships at times will indirectly preclude us from engaging in certain transactions and constrain our investment flexibility. Furthermore, the Adviser, from time to time in making or recommending temporary investments, may invest in an investment vehicle on our behalf or on behalf of one or more of its other clients, and thereby hold a significant portion of the interests in such investment vehicle, which will give rise to certain conflicts. For example, preferential terms are granted to J.P. Morgan clients as a result of the aggregate size of the commitments by all of such J.P. Morgan clients to certain investment vehicles, and therefore, the Adviser will have an incentive not to withdraw, or advise on withdrawing, our investment from any such investment vehicle when it might otherwise wish to do so in order to preserve the preferential terms for all of the J.P. Morgan clients.

Subject to compliance with the Adviser’s internal policies and applicable law, where J.P. Morgan offers financing, investment banking services, investment advisory or other products or services to any affiliate, such products or services will be offered at market rates and on terms similar to those offered by third-party financing sources or third-party service providers, as appropriate. Notwithstanding the foregoing, it is possible that the resulting terms could nevertheless be less favorable from our perspective than if the counterparty had been an independent third party.

J.P. Morgan may, to the extent permitted by applicable law and subject to the related party transaction approval requirements in our charter, receive certain fees for transactions with or services performed for or on our behalf or any other person in which we hold (directly or indirectly) investments, including fees relating to: (i) advisory, sale, development, redevelopment, construction, leasing or financing services performed by J.P. Morgan; and (ii) financing, investment banking, investment advisory, investment management, portfolio management, transaction arrangement, depositary, accounting or administrative services or other products or services provided, directly or indirectly, to us or any other person in which we hold (directly or indirectly) an investment. Subject to the reductions in the management fee we pay to the Adviser and the performance participation distributions payable to the Special Limited Partner in connection with our investments in the JPM-Advised Funds, the management fee we pay to the Adviser and the performance participation distributions our Operating Partnership makes to the Special Limited Partner will not be reduced or set-off by any portion of any such fees, and all fees that J.P. Morgan receives for transactions with, or services performed for or on behalf of, us or any other person in which we hold (directly or indirectly) an investment will be retained by J.P. Morgan for its own account, except as may otherwise be agreed to by the Adviser or any other J.P. Morgan affiliate in its absolute discretion.

To the extent permitted by applicable law and subject to the related party transaction approval requirements in our charter, the Adviser may allocate a portion of our brokerage transactions and cash-like investments to J.P. Morgan and its affiliates. Such affiliates will receive and retain for their own account compensation at customary rates for providing any such services or investment products. In addition, the Adviser may compensate J.P. Morgan for its contributions to structuring and distribution efforts with respect to certain investments and those amounts may be retained for its own account.

J.P. Morgan derives ancillary benefits from providing investment advisory, distribution, placement agent and other services to us. For example, providing such services to us or fees paid to third-party service providers engaged by the Adviser on our behalf or by us following a recommendation of the Adviser generally help J.P. Morgan enhance its relationships with various parties, facilitate additional business development and enable J.P. Morgan to obtain additional business and generate additional revenue. In addition, although the Adviser will act in accordance with its obligations under the Advisory Agreement, and in a manner consistent with the Adviser’s fiduciary duties and our charter, the fees, allocations, compensation and other benefits to J.P. Morgan (including benefits relating to business relationships of J.P. Morgan) arising from those decisions or recommendations will at times be greater as a result of certain portfolio, investment, service provider or other decisions or recommendations (including decisions or recommendations to either in-source or outsource certain processes or functions in connection with a variety of services that the Adviser provides to us) made by the Adviser for us than they would have been had other decisions or recommendations been made which also might have been appropriate for us.

In addition, the provision by the Adviser of its advisory services to us benefits J.P. Morgan in other ways. For example, we may, subject to applicable law, invest directly or indirectly in the securities, secured loans or other obligations of companies affiliated with J.P. Morgan or in which Other J.P. Morgan Accounts have an equity, debt or other interest. In addition, we may engage in investment transactions that result in Other J.P. Morgan Accounts being relieved of obligations or otherwise divesting of investments or transactions that cause us to have to divest certain investments due to our affiliation with such Other J.P. Morgan Accounts, in all cases subject to applicable law, including the Dodd-Frank Act. The purchase, holding and sale of investments by us at times will likely enhance the profitability of J.P. Morgan’s or such Other J.P. Morgan Account’s own investments in, and its activities with respect to, such companies.

The Adviser will face various conflicts of interest related to the allocation of investment opportunities between us and Other J.P. Morgan Accounts.

The Adviser may face conflicts of interest in determining whether an investment opportunity should be allocated to us or an Other J.P. Morgan Account. J.P. Morgan is actively engaged in investment advisory and management services for the Other J.P. Morgan Accounts. J.P. Morgan expects to sponsor or manage additional investment vehicles, funds, products and accounts in the future, including those that employ investment strategies that are substantially similar to our investment strategy and which may compete with us for the allocation of investment opportunities. Investment opportunities that are appropriate for us may also be appropriate for Other J.P. Morgan Accounts and there is no assurance that we will be allocated those investments we wish to pursue or that our stockholders would otherwise wish for us to pursue. When the Adviser manages or advises Other J.P. Morgan Accounts that pay or could potentially pay higher fees or other compensation and follow the same or similar investment strategy as we do, the Adviser will be incentivized to favor the other account paying it the potentially higher fees or other compensation. Investment opportunities or any portion thereof that we do not participate in will likely be offered to Other J.P. Morgan Accounts or such other persons or entities as determined by the Adviser in its sole discretion, and we will not receive any compensation related to such opportunities. The results of our investment activities will likely differ significantly from the results achieved by Other J.P. Morgan Accounts that implement the same or similar investment strategies as we do. There is no specific limit as to the number of Other J.P. Morgan Accounts which may be managed or advised by the Adviser or its affiliates.

The Adviser will allocate investment opportunities between us and Other J.P. Morgan Accounts in accordance with the Adviser’s investment allocation policy and accompanying procedures, which provide that the Adviser will allocate investment opportunities in a manner that it considers, in its sole discretion and consistent with its fiduciary obligations, to be reasonable. The Adviser’s allocation decisions will be based upon the Adviser’s good faith assessment of various factors, including (i) the allocation queue, (ii) the timing constraints of the transaction, and (iii) the investment objectives, remaining investment periods, targeted rates of return, available capital, available financing and composition of the applicable Other J.P. Morgan Accounts and our company. The allocation queue is managed primarily on a rotational basis. The order among the eligible accounts is based upon the amount of time elapsed since each account’s most recent allocation.

The Adviser calculates available capital, weighs the other factors described above (which will not be weighted equally) and makes other investment allocation decisions in accordance with its allocation policies and procedures in its sole discretion. The manner in which our available capital is determined may differ from, or subsequently change with respect to, Other J.P. Morgan Accounts. The amounts and forms of leverage utilized for investments will also be determined by the Adviser and its affiliates in their sole discretion. Any differences or adjustments with respect to the manner in which available capital is determined with respect to us or Other J.P. Morgan Accounts may adversely impact our allocation of particular investment opportunities. The Adviser is entitled to amend its investment allocation policies and procedures at any time without prior notice or our consent.

Other J.P. Morgan Accounts with similar investment objectives to ours engage in numerous material real estate transactions each year. There are currently two open-ended, perpetual-life Other J.P. Morgan Accounts with similar U.S. real estate investment objectives to ours that may seek to pursue similar investment opportunities. Total equity investments in the United States by the two Other J.P. Morgan Accounts in each of 2019, 2020, and 2021 were approximately $0.5 billion, $0.5 billion and $1.4 billion, respectively. These two open-ended, perpetual-life Other J.P. Morgan Accounts have a combined net asset value of approximately $35.4 billion as of December 31, 2021. At times, additional Other J.P. Morgan Accounts, generally in the form of separately managed accounts, may seek to pursue similar investment opportunities, but their participation in the queue is relatively infrequent.

In addition to allocating investment opportunities suitable for us to Other J.P. Morgan Accounts, J.P. Morgan may also grant Other J.P. Morgan Accounts exclusive rights to certain investment opportunities. As a result, in certain cases we will not be afforded the chance to participate in attractive investment opportunities in which Other J.P. Morgan Accounts are given the opportunity to participate, or in some cases will be allocated a small part of an investment opportunity within our investment strategy when Other J.P. Morgan Accounts are allocated a larger portion. We may also at times be prohibited (due to, for example, exclusivity rights granted to other investment funds or regulatory limitations) from pursuing certain investment opportunities and our ability to participate in any particular opportunity may be substantially limited. Further, J.P. Morgan often represents participants on all aspects of real estate and real estate-related investment transactions including potential purchasers, sellers, borrowers, lenders and tenants. In such cases, J.P. Morgan’s clients may seek to prohibit J.P. Morgan entities or clients (including us) from investing in certain real estate or real estate-related investments.

J.P. Morgan may raise or manage Other J.P. Morgan Accounts which could result in the reallocation of J.P. Morgan personnel and the direction of potential investments to such Other J.P. Morgan Accounts.

J.P. Morgan reserves the right to raise capital for and manage capital for Other J.P. Morgan Accounts, including opportunistic and stabilized and substantially stabilized real estate funds or separate accounts, dedicated managed accounts, investments suitable for lower risk, lower return funds or higher risk, higher return funds, real estate-related securities obligation and trading investment vehicles, real estate funds primarily making investments in a single sector of the real estate investment space (e.g., office, industrial, retail or multifamily) or making non- controlling investments globally, in a particular region outside of the U.S. in public and private debt and equity securities and investment funds that may have the same or similar investment objectives or guidelines as us or investments, including those raised by us and one or more managed accounts (or other similar arrangements structured through an entity) for the benefit of one or more specific investors (or related group of investors) which, in each case, may have investment objectives or guidelines that overlap with ours. In particular, we expect that there will be overlap of real property and real estate-related securities investment opportunities with certain Other J.P. Morgan Accounts that are actively investing and similar overlap with future Other J.P. Morgan Accounts. The closing of an Other J.P. Morgan Account could result in the reallocation of J.P. Morgan personnel, including reallocation of existing real estate professionals, to such Other J.P. Morgan Account. In addition, potential investments that may be suitable for us may be directed toward such Other J.P. Morgan Account.

Our activities may be restricted because of regulatory requirements applicable to J.P. Morgan or its internal policies designed to comply with or limit the applicability of, or that otherwise relate to such requirements.

There may be periods when the Adviser cannot initiate or recommend certain types of transactions, or must otherwise restrict or limit its advice in certain securities, derivatives and other instruments issued by or related to companies for which J.P. Morgan is performing investment banking, market making or other services or has proprietary positions. For example, when J.P. Morgan is engaged in an underwriting or other distribution of securities of, or advisory services for, a company, we will be prohibited from or limited in purchasing or selling securities of that company. In addition, there will be certain investment opportunities, investment strategies or actions that the Adviser will not undertake on behalf of, or recommend to, us in view of J.P. Morgan’s client or firm activities. J.P. Morgan maintains certain overall investment limitations on positions in securities or other financial instruments due to, among other things, investment restrictions imposed upon J.P. Morgan by law, regulation, contract or liquidity concerns. J.P. Morgan from time to time subscribes to or otherwise elects to become subject to investment policies on a firm-wide basis, including policies relating to environmental, social and corporate governance (sometimes referred to as "ESG"). Any of the foregoing limitations could preclude us from purchasing particular securities or financial instruments, even if such securities or financial instruments would otherwise meet our investment strategy. If certain aggregate ownership thresholds are reached or certain transactions are undertaken, our ability to purchase or dispose of investments, exercise rights or undertake business transactions, will be restricted. An investment vehicle not affiliated with J.P. Morgan would not be subject to these restrictions or considerations in relation to transactions involving J.P. Morgan.

J.P. Morgan may also, subject to applicable law, make a market in and conduct proprietary trading activities for its own account or for the account of its clients in securities of, or other investments in, companies in which we invest. The proprietary activities, investments or portfolio strategies of J.P. Morgan, and those of its customer accounts, could conflict with the transactions and strategies employed or recommended by the Adviser and affect the prices and availability of the securities and instruments in which we invest. J.P. Morgan may also create, write, sell, issue or act as a placement agent or distributor of derivative instruments where we are the counterparty or the performance of which is based directly or indirectly on our performance. Such activities will be conducted independently of us and carried out without reference to positions held by us and could affect the value of the investments held by us. In addition, such activities can limit investment opportunities in certain emerging markets and regulated industries in which limitations are imposed upon the aggregate amount of investment by affiliated investors. The results of our investment activities can differ significantly from the results achieved by Other J.P. Morgan Accounts.

We may invest in joint ventures and other co-investment arrangements with Other J.P. Morgan Accounts or divide a pool of investments among us and Other J.P. Morgan Accounts.

We may acquire properties and other assets through joint ventures and other co-investment arrangements with affiliates of the Adviser, including Other J.P. Morgan Accounts. Any joint venture with an affiliate of the Adviser must be approved by a majority of our independent directors in accordance with our charter. We may acquire non-controlling interests or shared control interests in such joint ventures. Even if we have some control in such a joint venture, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures with affiliates of the Adviser will present the same inherent risks as all such transactions, including the possibility that joint venture partners might become bankrupt or fail to fund their required capital contributions. Our interests and the interests of a joint venture partner or co-investor may conflict in certain specific situations such as differences in investment strategy, exit strategy or level of leverage. In addition, in connection with investments in which we participate alongside any Other J.P. Morgan Accounts, the Adviser may decline to exercise, or delegate to a third party, certain control, foreclosure and similar governance rights relating to such shared investments for legal, tax, regulatory or other reasons. There is no guarantee that we will be able to co-invest with any Other J.P. Morgan Account in the future. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other J.P. Morgan Accounts. See "—Risks Related to Investments in Real Estate—We may make a substantial amount of joint venture investments, including with J.P. Morgan affiliates. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners."

The terms on which affiliates of the Adviser, including Other J.P. Morgan Accounts, co-invest in an investment opportunity could be substantially different, and potentially more favorable, then the terms on which we invest.

In such cases, conflicts could arise between J.P. Morgan or such Other J.P. Morgan Accounts, on the one side, and us, on the other side, with respect to investment strategy, growth and financing alternatives and with respect to the manner and timing of our exit from the investment compared to J.P. Morgan’s or such Other J.P. Morgan Accounts’ exit. J.P. Morgan or Other J.P. Morgan Accounts may also have short positions in the same security or instrument or a different security or instrument in the same issuer as a security or instrument purchased by us, which will likely present additional conflicts, particularly if the issuer experiences financial difficulties.

In some cases, the Adviser will invite strategic investors to co-invest with us because, for example, co-investing with a strategic investor provides us or the portfolio company in which we are investing with certain benefits. Strategic investors include investors or entities controlled by or affiliated with J.P. Morgan or investors with large or long-standing relationships with the Adviser. In such cases, the amount available for investment by us will be correspondingly reduced to permit a strategic investor the opportunity to co-invest.

We may co-invest with J.P. Morgan affiliates in real estate-related securities and such investments may be in different parts of the capital structure of an issuer and may otherwise involve conflicts of interest.

Conflict of interests could arise when we and the Other J.P. Morgan Accounts directly or indirectly make investments at different levels of an issuer’s or borrower’s capital structure or otherwise in different classes of the same issuer’s securities. In certain circumstances, Other J.P. Morgan Accounts may have different investment objectives or could pursue or enforce rights with respect to a particular issuer in which we have invested, and those activities could have an adverse effect on us. For example, if we hold debt instruments of an issuer and Other J.P. Morgan Accounts hold equity securities of the same issuer, then if the issuer experiences financial or operational challenges, we (as holder of the debt instrument) may seek a liquidation of the issuer, whereas the Other J.P. Morgan Accounts (which hold the equity securities) may prefer a reorganization of the issuer, and vice versa. In addition, an issuer in which we invest may use the proceeds of our investment to refinance or reorganize its capital structure which could result in repayment of debt held by Other J.P. Morgan Accounts. If the issuer performs poorly following such refinancing or reorganization, our results will suffer whereas the Other J.P. Morgan Accounts’ performance will not be affected because the Other J.P. Morgan Accounts no longer have an investment in the issuer.

In addition, we, along with the Other J.P. Morgan Accounts, may pursue or enforce rights with respect to a particular issuer, or the Adviser or J.P. Morgan may pursue or enforce rights with respect to a particular issuer on our behalf and on behalf of Other J.P. Morgan Accounts. We could be negatively impacted by the activities by or on behalf of such Other J.P. Morgan Accounts, and our transactions could be impaired or effected at prices or terms that are less favorable than would otherwise have been the case had a particular course of action with respect to the issuer of the securities not been pursued with respect to such Other J.P. Morgan Accounts.

These conflicts are magnified with respect to issuers that become insolvent. Furthermore, it is possible that in connection with an insolvency, bankruptcy, reorganization, or similar proceeding we will be limited (by applicable law, courts or otherwise) in the positions or actions we will be permitted to take due to other interests held or actions or positions taken by J.P. Morgan and its affiliates, Other J.P. Morgan Accounts and the Adviser. Finally, in certain instances, personnel of J.P. Morgan may obtain information about an issuer that is material to the management of Other J.P. Morgan Accounts and that will at times limit the ability of personnel of the Adviser to buy or sell, or to recommend the buying or selling of, securities of that issuer on our behalf. The results of our investment activities may differ significantly from the results achieved by J.P. Morgan for Other J.P. Morgan Accounts or for its own account. The Adviser will manage us and the Other J.P. Morgan Accounts it advises or manages in accordance with their respective investment strategies and guidelines; however, J.P. Morgan will from time to time give advice and take action with respect to any current or future Other J.P. Morgan Account that competes or conflicts with the advice the Adviser gives to or actions the Adviser takes for us, including with respect to the timing or nature of actions relating to certain investments (including, without limitation, advising or having Other J.P. Morgan Accounts engage in short sales of securities or instruments issued by companies in which we have invested). Future investment activities by the Adviser on behalf of other clients will likely give rise to additional conflicts of interest and demands on the Adviser’s time and resources. While J.P. Morgan will seek to resolve any such conflicts in a fair and reasonable manner in accordance with its prevailing policies and procedures with respect to conflicts resolution among us and the Other J.P. Morgan Accounts, such transactions are not required to be presented to our board of directors for approval (unless otherwise required by our charter or investment guidelines), and there can be no assurance that any conflicts will be resolved in our favor.

The Adviser may face conflicts of interests in choosing our service providers and certain service providers may provide services to the Dealer Manager, the Adviser or J.P. Morgan on more favorable terms than those provided to us.

Certain third-party service providers (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, property managers and investment or commercial banking firms) that provide goods or services to us, J.P. Morgan or certain entities in which we have an investment may also provide goods or services to or have business, personal, financial or other relationships with J.P. Morgan and its other businesses. Such advisors and service providers may be investors in us, affiliates of the Dealer Manager or the Adviser, sources of investment opportunities or co-investors or commercial counterparties or entities in which J.P. Morgan or Other J.P. Morgan Accounts have an investment, and payments by us may indirectly benefit J.P. Morgan or such Other J.P. Morgan Accounts. Additionally, certain employees of J.P. Morgan or the Adviser may have family members or relatives employed by such advisors and service providers. These relationships could have the appearance of affecting or potentially influencing the Adviser in deciding whether to select or recommend such service providers to perform services for us. In addition, in instances where multiple J.P. Morgan businesses may be exploring a potential individual investment, certain of these service providers may choose to be engaged by other J.P. Morgan affiliates rather than us.

Employees of these affiliates may also receive performance-based compensation in respect of our investments. The fees and expenses of such J.P. Morgan-affiliated service providers (and, if applicable, their employees) will be borne by our investments and there will be no related offset to the management fee we pay to the Adviser. While J.P. Morgan believes that any such affiliated service providers, when engaged, generally provide (or will provide) services at rates equal to or better than those provided by third parties, there is an inherent conflict of interest that may incentivize J.P. Morgan to engage its affiliated service provider over a third party.

We expect to have a diverse stockholder group and the interests of our stockholders may conflict with one another and may conflict with the interests of investors in other vehicles that we co-invest with.

We expect to have a diverse stockholder group. As a result, our stockholders may have conflicting investment, tax and other interests with respect to their investments in us and with respect to the interests of investors in other investment vehicles managed or advised by the Adviser or its affiliates that participate in the same investments as us. The conflicting interests of individual stockholders with respect to other stockholders and relative to investors in other investment vehicles relate to, among other things, the nature, structuring, financing, tax profile and timing of disposition of investments. As a consequence, conflicts of interest may arise in connection with decisions made by the Adviser, including with respect to the nature or structuring of investments, which may be more beneficial for one stockholder than for another stockholder, especially with respect to stockholders’ individual tax situations. In addition, we may make investments that may have a negative impact on related investments made by our stockholders in separate transactions. In selecting and structuring investments appropriate for us, the Adviser considers the investment, tax and other objectives of us (including our qualification as a REIT) and our stockholders (and those of investors in other investment vehicles managed or advised by the Adviser or its affiliates) that participate in the same investments as us, not the investment, tax or other objectives of any stockholder individually. In addition, certain of our stockholders may also be investors in Other J.P. Morgan Accounts, including supplemental capital vehicles and co-investment vehicles that invest alongside us in one or more investments, which could create conflicts for the Adviser in the treatment of different investors.

The Adviser may face potential conflicts of interest related to access to and flow of certain information, including material, non-public information.

We, directly or through J.P. Morgan, the Adviser or certain of their respective affiliates may come into possession of material non-public information with respect to an issuer in which we have invested or may invest. Should this occur, the Adviser may be restricted from buying or selling securities, derivatives or loans of the issuer on our behalf until such time as the information becomes public or is no longer deemed material. Such restrictions could materially adversely affect our investment results.

J.P. Morgan’s internal information barriers that are designed to prevent the flow of certain types of information, including material, non-public, confidential information, from one area or part of J.P. Morgan to another area or group thereof, may restrict the Adviser’s ability to access information even when such information would be relevant to our potential investments. Due to such barriers, disclosure of such information to the personnel responsible for management of our business may be on a need-to-know basis only, and we may not be free to act upon any such information, even if another area or group of J.P. Morgan may trade on such information. Therefore, we or the Adviser may not have access to material non-public information in the possession of J.P. Morgan which might be relevant to an investment decision to be made by the Adviser on our behalf, and the Adviser may initiate a transaction or purchase or sell an investment which, if such information had been known to it, may not have been undertaken. Further, the Adviser may not be able to initiate a transaction on our behalf that it otherwise might have initiated and may not be able to purchase or sell an investment that it otherwise might have purchased or sold, which could negatively affect our operations.

Our board of directors has adopted a resolution that renounces our interest or expectancy with respect to business opportunities and competitive activities.

Our board of directors has adopted a resolution that provides that none of J.P. Morgan or its affiliates, our directors or any person our directors control will be required to refrain directly or indirectly from engaging in any business opportunities, including any business opportunities in the same or similar business activities or lines of business in which we or any of our affiliates may from time to time be engaged or propose to engage, or from competing with us, and that we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any such business opportunities, unless offered to a person in his or her capacity as one of our directors or officers and intended exclusively for us or any of our subsidiaries.

We may source, sell or purchase assets either to or from the Adviser and its affiliates, and such transactions may cause conflicts of interest.

We may directly or indirectly source, sell or purchase all or any portion of an asset (or portfolio of assets/investments) to or from the Adviser and its affiliates or their respective related parties, including parties which such affiliates or related parties, or Other J.P. Morgan Accounts, own or have invested in. Such transactions will be subject to the approval of a majority of directors (including a majority of our independent directors) not otherwise interested in the transaction pursuant to our charter. We may also source, sell to or purchase from third parties interests in or assets issued by affiliates of the Adviser or their respective related parties and such transactions would not require approval by our independent directors or an offset of any fees we otherwise owe to the Adviser or its affiliates. The transactions described above involve conflicts of interest, as our sponsor and its affiliates may receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction.

J.P. Morgan, including the Adviser, may face conflicts of interest associated with the Adviser’s investments in us and the related share repurchase arrangement.

In connection with JPMIM’s commitment to purchase an aggregate of not less than $25 million in Class E shares or Class E units, or a combination thereof, our board of directors, including a majority of our independent directors, has approved an arrangement to repurchase the shares and units held by JPMIM excluding the Class E shares purchased by JPMIM in its initial investment of $200,000. Pursuant to such arrangement, JPMIM has agreed to hold all of the Class E shares and Class E units it owns until the earlier of (i) the first date that our NAV reaches $1.5 billion and (ii) July 22, 2025, which is three years from the commencement of the Offering. Following such date, each month we will repurchase, without further action by JPMIM, a number of Class E shares or Class E units in an amount equal to the amount available under our share repurchase plan’s 2% monthly and 5% quarterly caps (after satisfying repurchase requests from investors who purchase shares pursuant to the Offering and other holders of shares that are otherwise subject to repurchase under our share repurchase plan), until such time as JPMIM’s equity ownership in us has been fully repurchased; provided, that the number of shares subject to each JPM Mandatory Repurchase may be reduced where holders of our Class E shares that are not subject to repurchase under our share repurchase plan request repurchase of their shares, in which case the Class E shares held by JPMIM and such other investors will be repurchased on a pro rata basis based on their respective percentage ownership in us immediately prior to such repurchase (not to exceed an aggregate number of shares equal to the amount available under our share repurchase plan’s 2% monthly and 5% quarterly caps). In addition, subject to certain exceptions, at any time where the JPM Interest represents a 24.99% or lesser interest in us, we will, or will cause the Operating Partnership to, automatically and without further action by JPMIM, repurchase or redeem, as applicable, an amount of shares or units from JPMIM as may be necessary to cause the JPM Interest to remain equal to or less than 24.99%.

Because this arrangement is with JPMIM, who also acts as our investment adviser, the terms were not negotiated at arm’s length. As a result, the Adviser may face conflicts of interest in conducting the share repurchase arrangement. In addition, because the Adviser owns a significant amount of shares of our common stock and Operating Partnership units, the Adviser may face conflicts of interest in managing our investment activities.

We are subject to potential conflicts of interest related to tenants.

Certain properties owned by us or an Other J.P. Morgan Account will, in certain circumstances, be leased out to tenants that are affiliates of J.P. Morgan, including but not limited to Other J.P. Morgan Accounts or their respective portfolio companies, which would give rise to a conflict of interest. In such events, the Adviser will seek to resolve any conflicts of interest in a fair and reasonable manner in accordance with its prevailing policies and procedures, subject to applicable oversight of the board of directors.

The personnel of the Dealer Manager, the Adviser and their affiliates may trade in securities for their own accounts, subject to restrictions applicable to J.P. Morgan personnel.

The officers, directors, members, managers, employees and associated persons (as applicable) of the Dealer Manager, the Adviser and their affiliates may trade in securities and make personal investments for their own accounts, subject to restrictions and reporting requirements as may be required by law and J.P. Morgan policies, or otherwise determined from time to time by the Dealer Manager or the Adviser. Such personal securities transactions and investments will, in certain circumstances, result in conflicts of interest, including to the extent they relate to (i) a company in which we hold or acquire an interest (either directly through a privately negotiated investment or indirectly through the purchase of securities or other traded instruments related thereto) and (ii) entities that have interests which are adverse to ours or pursue similar investment opportunities as us.

J.P. Morgan may structure certain investments such that J.P. Morgan will face conflicting fiduciary duties to us and certain debt funds.

J.P. Morgan may structure certain investments such that one or more mezzanine or other investment funds, structured vehicles or other collective investment vehicles primarily investing in senior secured loans, distressed debt, subordinated debt, high-yield securities, CMBS and other similar debt instruments managed by affiliates of J.P. Morgan (collectively, "Debt Funds") are offered the opportunity to participate in the debt tranche of an investment owned by us or allocated to us. The Adviser and its affiliates owe fiduciary duties to the Debt Funds as well as to us. If the Debt Funds purchase high-yield securities or other debt instruments related to a property or real estate company that we hold an investment in (or if we make or have an investment in or, through the purchase of debt obligations become a lender to, a company or property in which a Debt Fund or an Other J.P. Morgan Account has a mezzanine or other debt investment), the Adviser and its affiliates will face a conflict of interest in respect of the advice given to, or the decisions made with regard to, the Debt Funds, such Other J.P. Morgan Accounts and us (e.g., with respect to the terms of such high- yield securities or other debt instruments, the enforcement of covenants, the terms of recapitalizations and the resolution of workouts or bankruptcies). Similarly, certain Other J.P. Morgan Accounts can be expected to invest in securities of publicly traded companies that are actual or potential investments of ours. The trading activities of Other J.P. Morgan Accounts may differ from or be inconsistent with activities that are undertaken for our account in any such securities. In addition, we may not pursue an investment otherwise within our investment objectives and guidelines as a result of such trading activities by Other J.P. Morgan Accounts.

J.P. Morgan’s potential involvement in financing a third party’s purchase of assets from us could lead to potential or actual conflicts of interest.

We may from time to time dispose of all or a portion of an investment by way of a third-party purchaser’s bid where J.P. Morgan or one or more Other J.P. Morgan Accounts is providing financing as part of such bid or acquisition of the investment or underlying assets thereof. This may include the circumstance where J.P. Morgan or one or more Other J.P. Morgan Accounts is making commitments to provide financing at or prior to the time such third-party purchaser commits to purchase such investments or assets from us. Such involvement of J.P. Morgan or one or more Other J.P. Morgan Accounts as such a provider of debt financing in connection with the potential acquisition of portfolio investments by third parties from us may give rise to potential or actual conflicts of interest.

We may provide debt financing in connection with acquisitions by third parties of assets owned by Other J.P. Morgan Accounts.

We may provide financing as part of a third-party purchaser’s bid or acquisition of (or investment in) a portfolio entity (or the underlying assets of) owned by one or more Other J.P. Morgan Accounts (or in connection with the acquisitions by one or more Other J.P. Morgan Accounts or their affiliates of assets or interests (or portfolios thereof) owned by a third party). This may include making commitments to provide financing at, prior to or around the time that any such purchaser commits to or makes such investments. We may make investments and provide debt financing with respect to portfolio entities in which Other J.P. Morgan Accounts or affiliates hold or subsequently acquire an interest. While the terms and conditions of any such arrangements will generally be on market terms, the involvement of the Other J.P. Morgan Accounts or affiliates in such transactions may affect credit decisions and the terms of such transactions or arrangements or may otherwise influence the Adviser’s decisions, which will give rise to potential or actual conflicts of interest and which may adversely impact us. For example, such transactions may involve the partial or complete payoff of such loans (with related proceeds being received by the applicable Other J.P. Morgan Accounts) or otherwise result in restructurings of terms and pricing relating to such existing loans with the borrowers thereof in respect of which such Other J.P. Morgan Accounts may receive refinancing proceeds or a retained interest in such loans in accordance with such restructuring arrangements. Additionally, in certain situations we may not commit to provide financing until a third party has committed to make a deposit in connection with the acquisition of an investment from an Other J.P. Morgan Account, which may result in us being disadvantaged in the overall bid process or potentially not consummating the investment.

Certain principals and employees may be involved in and have a greater financial interest in the performance of other J.P. Morgan funds or accounts, and such activities may create conflicts of interest in making investment decisions on our behalf.

Certain of the principals and employees of the Adviser or the Dealer Manager may be subject to a variety of conflicts of interest relating to their responsibilities to us and the management of our real estate portfolio. Such individuals may serve in an advisory capacity to other managed accounts or investment vehicles, as members of an investment or advisory committee or a board of directors (or similar such capacity) for one or more investment funds, corporations, foundations or other organizations. Such positions may create a conflict between the services and advice provided to such entities and the responsibilities owed to us. The other managed accounts or investment funds in which such individuals may become involved may have investment objectives that overlap with ours. Furthermore, certain principals and employees of the Adviser may have a greater financial interest in the performance of such other funds or accounts than our performance. Such involvement may create conflicts of interest in making investments on our behalf and such other funds and accounts and other entities. Such principals and employees will seek to limit any such conflicts in a manner that is in accordance with their fiduciary duties to us and such organizations. Although the Adviser will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for us. Also, J.P. Morgan personnel are generally permitted to invest in alternative investment funds, private equity funds, real estate funds, hedge funds and other investment vehicles, as well as engage in other personal trading activities relating to companies, assets, securities or instruments (subject to J.P. Morgan’s Code of Ethics requirements), some of which will involve conflicts of interests. Such personal securities transactions will, in certain circumstances, relate to securities or instruments, which can be expected to also be held or acquired by us or Other J.P. Morgan Accounts, or otherwise relate to companies or issuers in which we have or acquire a different principal investment (including, for example, with respect to seniority). There can be no assurance that conflicts of interest arising out of such activities will be resolved in our favor. Investors will not receive any benefit from any such investments, and the financial incentives of J.P. Morgan personnel in such other investments could be greater than their financial incentives in relation to us.

We may be subject to additional potential conflicts of interests as a consequence of J.P. Morgan’s status as a public company.

As a consequence of J.P. Morgan’s status as a public company, our officers, directors, members, managers and employees and those of the Adviser may take into account certain considerations and other factors in connection with the management of the business and affairs of us and our affiliates that would not necessarily be taken into account if J.P. Morgan were not a public company.

We, Other J.P. Morgan Accounts and their portfolio entities may engage in permissible charitable and political activities with the intent of furthering our or their business interests or otherwise.

We, Other J.P. Morgan Accounts and their portfolio entities may, in the ordinary course of our or their respective businesses, make charitable contributions to organizations and political contributions to elected officials, candidates for elected office or political organizations, hire lobbyists or engage in other permissible charitable and political activities with the intent of furthering our or their business interests or otherwise. In certain circumstances, there may be initiatives where such activities are coordinated by J.P. Morgan for the benefit of us, Other J.P. Morgan Accounts or their portfolio entities. The interests advanced by a portfolio entity through such activities may, in certain circumstances, not align with or be adverse to our interests, the interests of our stockholders or the interests of Other J.P. Morgan Accounts or their other portfolio entities. The costs of such activities may be allocated among us, Other J.P. Morgan Accounts and their portfolio entities (and borne indirectly by our stockholders). While the costs of such activities will typically be borne by the entity undertaking such activities, such activities may also directly or indirectly benefit us, Other J.P. Morgan Accounts, their portfolio entities or J.P. Morgan. There can be no assurance that any such activities will be successful in advancing our interests or the interests of an Other J.P. Morgan Accounts or a portfolio entity or otherwise benefit such entities.

Additional potential conflicts of interest may arise in the future due to possible future activities.

The Adviser and its affiliates may expand the range of services that they provide over time. Except as and to the extent expressly provided in the Advisory Agreement, the Adviser and its affiliates will not be restricted in the scope of its business or in the performance of any such services (whether now offered or undertaken in the future) even if such activities could give rise to conflicts of interest, and whether or not such conflicts are described herein. The Adviser, J.P. Morgan and their affiliates continue to develop relationships with a significant number of companies, financial sponsors and their senior managers, including relationships with clients who may hold or may have held investments similar to those intended to be made by us. These clients may themselves represent appropriate investment opportunities for us or may compete with us for investment opportunities. Additional conflicts of interest could arise as a result of new activities, transactions or relationships commenced in the future. If any matter arises that we and our affiliates (including the Adviser) determine in our good faith judgment constitutes an actual and material conflict of interest, we and our affiliates (including the Adviser) will take such actions as we determine appropriate to mitigate the conflict.

Risks Related to our REIT Status and Certain Other Tax Items

If we do not qualify to be taxed as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.

We expect to operate so as to qualify to be taxed as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed and could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•
we would be taxed as a regular domestic corporation, which under current laws, among other things, means being unable to deduct dividends paid to stockholders in computing taxable income and being subject to federal and applicable state and local income tax on our taxable income at regular corporate income tax rates;
•
any resulting tax liability could be substantial and could have a material adverse effect on our book value;
•
unless we were entitled to relief under applicable statutory provisions, we would be required to pay taxes, and therefore, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT and for which we had taxable income; and
•
we generally would not be eligible to re-elect to be taxed as a REIT for the subsequent four full taxable years.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock.

In recent years, numerous legislative, judicial and administrative changes have been made to the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. The On December 22, 2017, tax legislation commonly referred to as Tax Cuts and Jobs Act was signed into law. This legislation resulted in fundamental changes to the Code, with many of the changes applicable to individuals applying only through December 31, 2025. Further changes to the tax laws unrelated to the Tax Cuts and Jobs Act or changes to the administrative or judicial interpretations of such laws are possible and may apply with retroactive effect.

Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT.

We cannot assure you that any future changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of these legislative changes on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions.

To qualify as a REIT, we generally must distribute annually to our stockholders dividends equal to a minimum of 90% of our net taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. We will be subject to regular corporate income taxes on any undistributed REIT taxable income, including undistributed net capital gain, each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which dividends paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our share repurchase plan generally will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales. These options could increase our costs or reduce our equity.

Compliance with REIT requirements may cause us to forego otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce your overall return.

To qualify as a REIT, we are required at all times to satisfy tests relating to, among other things, the sources of our income, the nature and diversification of our assets, the ownership of our stock and the amounts we distribute to our stockholders. Compliance with the REIT requirements may impair our ability to operate solely on the basis of maximizing profits. For example, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution.

Compliance with REIT requirements may force us to liquidate or restructure otherwise attractive investments.

To qualify as a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets, government securities and securities of our taxable REIT subsidiaries) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of more than any one issuer (other than securities that qualify for the straight-debt safe harbor) unless we and such issuer jointly elect for such issuer to be treated as a "taxable REIT subsidiary" under the Code. Debt will generally meet the "straight debt" safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion, or similar factors. Additionally, no more than 5% of the value of our assets (other than government securities, qualified real estate assets and securities of our taxable REIT subsidiaries) can consist of the securities of any one issuer, and no more than 20% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions in order to avoid losing our REIT qualification and suffering adverse tax consequences. In order to satisfy these requirements and maintain our qualification as a REIT, we may be forced to liquidate assets from our portfolio or not make otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Our charter does not permit any person or group to own more than 9.9% of our outstanding common stock or of our outstanding capital stock of all classes or series, and attempts to acquire our common stock or our capital stock of all other classes or series in excess of these 9.9% limits would not be effective without an exemption from these limits by our board of directors.

For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year other than the first taxable year in which we are taxed as a REIT. For the purpose of assisting our qualification as a REIT for U.S. federal income tax purposes, our charter prohibits beneficial or constructive ownership by any person or group of more than a certain percentage, which is expected to be 9.9%, by value or by number of shares, whichever is more restrictive, of the outstanding shares of our common stock or of our capital stock of all classes or series, which we refer to as the "Ownership Limits." The constructive ownership rules under the Code and our charter are complex and may cause shares of the outstanding common stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.9% of our outstanding common stock or our capital stock by a person could cause another person to be treated as owning in excess of 9.9% of our outstanding common stock or our capital stock, respectively, and thus violate the Ownership Limits. There can be no assurance that our board of directors, as permitted in the charter, will not decrease these Ownership Limits in the future. Any attempt to own or transfer shares of our common stock or capital stock in excess of the Ownership Limits without the consent of our board of directors will result either in the shares in excess of the limit being transferred by operation of our charter to a charitable trust, and the person who attempted to acquire such excess shares not having any rights in such excess shares, or in the transfer being void.

The Ownership Limits may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the best interests of our stockholders or would result in receipt of a premium to the price of our common stock (and even if such change in control would not reasonably jeopardize our REIT status). Any exemptions to the Ownership Limits granted in the future may limit the power of our board of directors to increase the Ownership Limits or grant further exemptions.

Non-U.S. holders may be required to file U.S. federal income tax returns and pay U.S. federal income tax upon their receipt of certain distributions from us or upon their disposition of shares of our common stock.

In addition to any potential withholding tax on ordinary dividends (including with regard to a repurchase of our common stock to the extent not treated as a sale or exchange), a non-U.S. holder (as such term is defined below under "U.S. Federal Income Tax Considerations—Taxation of U.S. Holders of Our Common Stock"), other than a "qualified shareholder" or a "qualified foreign pension fund," as each is defined in Section 897 of the Code, that disposes of a "United States real property interest" ("USRPI") (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), or that receives a distribution from a REIT that is attributable to gains from such a disposition, is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended ("FIRPTA"), on the amount received from (or, in the case of a distribution, to the extent attributable to gains from) such disposition. FIRPTA gains must be reported on U.S. federal income tax returns and are subject to tax at regular U.S. federal income tax rates. Such tax does not apply, however, to gain on the disposition of stock in a REIT that is "domestically controlled." Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. holder on certain dispositions of shares of our common stock would be subject to tax under FIRPTA, unless (1) our shares of common stock were regularly traded on an established securities market and (2) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common stock. We do not expect our shares to be regularly traded on an established securities market. Furthermore, even if we are domestically controlled, distributions by us that are attributable to gains from dispositions of USRPIs will be subject to tax under FIRPTA and special withholding rules unless the conditions in clauses (1) and (2) of the immediately preceding sentence are satisfied, subject to certain exceptions. Proposed Treasury Regulations issued on December 29, 2022 (the "Proposed Regulations") would modify the existing Treasury Regulations relating to the determination of whether we will be a domestically controlled REIT by providing a look through rule for our stockholders that are non-publicly traded partnerships, REITs, regulated investment companies, or domestic "C" corporations owned 25% or more directly or indirectly by foreign persons ("foreign-owned domestic corporations") and by treating qualified foreign pension funds as foreign persons for this purpose. Although the Proposed Regulations are intended to be effective for transactions occurring on or after the date they are finalized, the preamble to the Proposed Regulations states that the IRS may challenge contrary positions that are taken before the Proposed Regulations are finalized. Moreover, the Proposed Regulations, as currently drafted, would apply to determine whether a REIT was domestically controlled for the entire five-year testing period prior to any disposition of our common stock, rather than applying only to the portion of the testing period beginning on or after the Proposed Regulations are finalized. The Proposed Regulations relating to foreign-owned domestic corporations are inconsistent with prior tax guidance. We cannot predict if or when or in what form the Proposed Regulations will be finalized or what our composition of investors that are treated as domestic under these final regulations will be at the time of enactment. Please consult your tax advisors.

Investments outside the United States may subject us to additional taxes and could present additional complications to our ability to satisfy the REIT qualification requirements.

Non-U.S. investments may subject us to various non-U.S. tax liabilities, including withholding taxes. In addition, operating in functional currencies other than the U.S. dollar and in environments in which real estate transactions are typically structured differently than they are in the United States or are subject to different legal rules may present complications to our ability to structure non-U.S. investments in a manner that enables us to satisfy the REIT qualification requirements. Even if we maintain our status as a REIT, entities through which we hold investments in assets located outside the United States may be subject to income taxation by jurisdictions in which such assets are located or in which our subsidiaries that hold interests in such assets are located. Any such taxes could adversely affect our business, results of operations, cash flows or financial condition, and our cash available for distribution to our stockholders will be reduced by any such foreign income taxes.

We may incur tax liabilities that would reduce our cash available for distribution to you.

Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties that are "dealer" properties sold by a REIT (a "prohibited transaction" under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. If we were to fail either gross income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect), we would be subject to tax on the income that does not meet the gross income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, we could elect to cause our stockholders to be treated as if they earned that income and paid the tax we paid. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our domestic taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.

Restrictions on the deduction of all of our interest expense could prevent us from satisfying the REIT distribution requirements and avoiding the incurrence of income or excise taxes.

Rules enacted as part of the Tax Cuts and Jobs Act may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense. Under amended Section 163(j) of the Code, the deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s "adjusted taxable income" unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an "electing real property trade or business." A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses, any deductions for "qualified business income." A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The rules for business interest expense will apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.

Our board of directors is authorized to revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.

Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to qualify as a REIT. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interests and in the best interests of our stockholders. In this event, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net income to our stockholders, which may cause a reduction in the total return to our stockholders.

You may have current tax liability on distributions you elect to reinvest in our common stock.

If you participate in our distribution reinvestment plan, you will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. Therefore, unless you are a tax-exempt entity, you may be forced to use funds from other sources to pay your tax liability on the reinvested dividends.

We may choose to pay dividends in a combination of cash and shares of our common stock, in which case stockholders may be required to pay income taxes in excess of the cash dividends they receive.

We may choose to pay dividends in a combination of cash and shares of our common stock. Under IRS Revenue Procedure 2017-45, as a publicly offered REIT, we may give stockholders a choice, subject to various limits and requirements, of receiving a dividend in cash or in our common stock. As long as at least 20% of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of our earnings and profits). As a result, U.S. stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends they receive. In the case of non-U.S. stockholders, we generally will be required to withhold tax with respect to the entire dividend, which withholding tax may exceed the amount of cash such non-U.S. stockholder would otherwise receive.

Generally, ordinary dividends payable by REITs do not qualify for reduced U.S. federal income tax rates.

Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders is 20% (excluding the 3.8% Medicare tax). Dividends payable by REITs, however, are not eligible for the reduced rate except to the extent designated as capital gain dividends or qualified dividend income. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. However, for taxable years through the taxable year ending December 31, 2025, non-corporate U.S. taxpayers may be entitled to claim a deduction in determining their taxable income of up to 20% of "qualified REIT dividends" (dividends not designated as capital gain dividends or qualified dividend income), subject to certain limitations. You are urged to consult with your tax advisor regarding the effect of this change on your effective tax rate with respect to REIT dividends.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

We may acquire mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the 75% gross income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and gross income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.

Our taxable REIT subsidiaries are subject to special rules that may result in increased taxes.

We may conduct certain activities or invest in assets through one or more taxable REIT subsidiaries. A taxable REIT subsidiary is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a taxable REIT subsidiary. Other than some activities relating to hotel and health care properties, a taxable REIT subsidiary may generally engage in any business, including the provision of services to tenants of its parent REIT. A taxable REIT subsidiary is subject to U.S. federal income tax as a regular C corporation.

No more than 20% of the value of our total assets may consist of stock or securities of one or more taxable REIT subsidiaries. This requirement limits the extent to which we can conduct our activities through taxable REIT subsidiaries. The values of some of our assets, including assets that we hold through taxable REIT subsidiaries, may not be subject to precise determination, and values are subject to change in the future. Furthermore, if a REIT lends money to a taxable REIT subsidiary, the taxable REIT subsidiary may be unable to deduct all or a portion of the interest paid to the REIT, which could increase the tax liability of the taxable REIT subsidiary. In addition, as a REIT, we must pay a 100% penalty tax on certain payments that we receive if the economic arrangements between us and any of our taxable REIT subsidiaries are not comparable to similar arrangements between unrelated parties. We intend to structure transactions with any taxable REIT subsidiary on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above; however, the IRS may successfully assert that the economic arrangements of any of our inter-company transactions are not comparable to similar arrangements between unrelated parties.

If the Operating Partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.

If the IRS were to successfully challenge the status of the Operating Partnership as a partnership or disregarded entity for U.S. federal income tax purposes, it would be taxable as a corporation. In the event that this occurs, it would reduce the amount of distributions that the Operating Partnership could make to us. This would also result in our failing to qualify as a REIT and becoming subject to a corporate-level tax on our income, which would substantially reduce our cash available to pay distributions and the yield on your investment.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from hedging transactions will be excluded from gross income for purposes of the 75% and 95% gross income tests if: (1) the instrument (A) hedges interest rate risk or foreign currency exposure on liabilities used to carry or acquire real estate assets, (B) hedges risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests or (C) hedges a position entered into pursuant to clause (A) or (B) after the extinguishment of such liability or disposition of the asset producing such income; and (2) such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiary would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our taxable REIT subsidiary will generally not provide any tax benefit, except for being carried forward against future taxable income in the taxable REIT subsidiary.

The "taxable mortgage pool" rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.

Securitizations could result in the creation of taxable mortgage pools for U.S. federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. Because we hold substantially all of our assets through the Operating Partnership, which is treated as a partnership for U.S. federal income tax purposes, the foregoing rules would not apply if the Operating Partnership was, or owned an equity interest in, a taxable mortgage pool, and any such taxable mortgage pool would be treated as a corporation for U.S. federal income tax purposes and could prevent us from qualifying as a REIT. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

Our investments in construction loans may require us to make estimates about the fair value of land improvements that may be challenged by the IRS.

We may invest in construction loans, the interest from which will be qualifying income for purposes of the REIT gross income tests, provided that the loan value of the real property securing the construction loan is equal to or greater than the highest outstanding principal amount of the construction loan during any taxable year. For purposes of construction loans, the loan value of the real property is the fair value of the land plus the reasonably estimated cost of the improvements or developments (other than personal property) that secure the loan and that are to be constructed from the proceeds of the loan. There can be no assurance that the IRS would not challenge our estimate of the loan value of the real property.

If the leases of our properties to the taxable REIT subsidiary lessee are not respected as true leases for U.S. federal income tax purposes, we may fail to qualify as a REIT.

To qualify as a REIT, we must annually satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as "rents from real property." In order for rents paid to the Operating Partnership by the TRS lessee pursuant to leases of our qualified lodging facility properties to qualify as "rents from real property" for purposes of the gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, financing arrangements, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we may fail to qualify as a REIT.

If any hotel managers that we may engage do not qualify as "eligible independent contractors," or if our hotels are not "qualified lodging facilities," we may fail to qualify as a REIT.

Rent paid by a lessee that is a "related party tenant" of ours generally will not be qualifying income for purposes of the two gross income tests applicable to REITs, but an exception is provided, however, for leases of "qualified lodging facilities" to a TRS so long as the hotels are managed by an "eligible independent contractor" and certain other requirements are satisfied. We expect to lease all or substantially all of our hotels to the TRS lessee, which is a disregarded subsidiary that is intended to qualify as a TRS. We expect that the TRS lessee will engage hotel managers and third-party property managers that are intended to qualify as "eligible independent contractors." Among other requirements, in order to qualify as an eligible independent contractor, the hotel manager must not own, directly or through its equity owners, more than 35% of our outstanding stock, and no person or group of persons can own more than 35% of our outstanding stock and the equity interests of the hotel manager, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35% thresholds are complex, and monitoring actual and constructive ownership of our stock by our hotel managers and their owners may not be practical. Accordingly, there can be no assurance that these ownership levels will not be exceeded.

In addition, for a hotel management company to qualify as an eligible independent contractor, such company or a related person must be actively engaged in the trade or business of operating "qualified lodging facilities" (as defined below) for one or more persons not related to the REIT or its TRS at each time that such company enters into a hotel management contract with a TRS or its TRS lessee. No assurances can be provided that any hotel managers that we may engage will in fact comply with this requirement in the future. Failure to comply with this requirement would require us to find other managers for future contracts, and if we hired a management company without knowledge of the failure, it could jeopardize our status as a REIT.

Finally, each property that we lease to our TRS lessee must be a "qualified lodging facility." A "qualified lodging facility" is a hotel, motel, or other establishment more than one-half of the dwelling units in which are used on a transient basis, including customary amenities and facilities, provided that no wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who is legally authorized to engage in such business at or in connection with such facility. The REIT provisions of the Code provide only limited guidance for making determinations under the requirements for qualified lodging facilities, and there can be no assurance that these requirements will be satisfied.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.

We may purchase real properties and lease them back to the sellers of such properties. We cannot guarantee that the IRS will not challenge our characterization of any sale-leaseback transactions. In the event that any such sale- leaseback transaction is challenged and recharacterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification "asset tests" or the "gross income tests" and, consequently, lose our REIT status. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirements for a taxable year.

Sales of our properties at gains are potentially subject to the prohibited transaction tax, which could reduce the return on a stockholder’s investment.

Our ability to dispose of property is restricted as a result of our REIT status. Under applicable provisions of the Code regarding prohibited transactions by REITs, we will be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through a subsidiary entity, including the Operating Partnership, but excluding our TRS’s, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business unless a safe harbor applies under the Code. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property.

Characterization of the repurchase agreements we enter into to finance our investments as sales for tax purposes rather than as secured borrowing transactions could adversely affect our ability to qualify as a REIT.

We may enter into repurchase agreements with a variety of counterparties to finance assets in which we invest. When we enter into a repurchase agreement, we will generally sell assets to our counterparty to the agreement and receive cash from the counterparty. The counterparty will be obligated to resell the assets back to us at the end of the term of the transaction. We believe that, for U.S. federal income tax purposes, we will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured borrowing transactions notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could successfully assert that we did not own these assets during the term of the repurchase agreements or earn the income generated by such assets for purposes of our application of the REIT asset and gross income tests.

Retirement Plan Risks

If the fiduciary of an employee benefit plan subject to ERISA fails to meet the fiduciary and other standards under ERISA, the Code or common law as a result of an investment in our stock, the fiduciary could be subject to civil penalties.

There are special considerations that apply to investing in our shares on behalf of a pension, profit sharing, 401(k) or other employer-sponsored retirement plan, health or welfare plans, IRAs, or Keogh plans. If you are investing the assets of any of the entities identified in the prior sentence in our common stock, you should satisfy yourself that:

•
the investment is consistent with your fiduciary obligations under applicable law, including common law, ERISA and the Code;
•
the investment is made in accordance with the documents and instruments governing the trust, plan or IRA, including a plan’s investment policy;
•
the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA (to the extent such entity is subject to ERISA) and other applicable provisions of ERISA and the Code;
•
the investment will not impair the liquidity of the trust, plan or IRA;
•
the investment will not produce "unrelated business taxable income" for the plan or IRA;
•
our stockholders will be able to value the assets of the REIT annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and
•
the investment will not constitute a non-exempt prohibited transaction under Title I of ERISA or Section 4975 of the Code.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA, the Code, or other applicable statutory or common law may result in the imposition of civil penalties, and can subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a non-exempt prohibited transaction under Title I of ERISA or Section 4975 of the Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

If our assets at any time are deemed to constitute "plan assets" under ERISA, that may lead to the rescission of certain transactions, tax or fiduciary liability and our being held in violation of certain ERISA and Code requirements.

Stockholders subject to ERISA should consult their own advisors as to the effect of ERISA on an investment in the shares. If our assets are deemed to constitute "plan assets" of stockholders that are Covered Plans (as defined below) (i) certain transactions that we might enter into in the ordinary course of our business might have to be rescinded and may give rise to certain excise taxes and fiduciary liability under Title I of ERISA or Section 4975 of the Code; (ii) our management, as well as various providers of fiduciary or other services to us (including the Adviser), and any other parties with authority or control with respect to us or our assets, may be considered fiduciaries or otherwise parties in interest or disqualified persons for purposes of the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and Section 4975 of the Code; and (iii) the fiduciaries of stockholders that are Covered Plans would not be protected from "co-fiduciary liability" resulting from our decisions and could be in violation of certain ERISA requirements.

Accordingly, prospective investors that are (i) "employee benefit plans" (within the meaning of Section 3(3) of ERISA), which are subject to Title I of ERISA; (ii) "plans" defined in Section 4975 of the Code, which are subject to Section 4975 of the Code (including "Keogh" plans and IRAs); or (iii) entities whose underlying assets are deemed to include plan assets within the meaning of Section 3(42) of ERISA and the regulations thereunder (e.g., an entity of which 25% or more of the total value of any class of equity interests is held by "benefit plan investors") (each such plan, account and entity described in clauses (i), (ii) and (iii) we refer to as "Covered Plans") should consult with their own legal, tax, financial and other advisors prior to investing to review these implications in light of such investor’s particular circumstances. The sale of our common stock to any Covered Plan is in no respect a representation by us or any other person associated with the offering of our shares of common stock that such an investment meets all relevant legal requirements with respect to investments by plans generally or any particular plan, or that such an investment is appropriate for plans generally or any particular plan.

General Risk Factors

We depend on the availability of public utilities and services, especially for water and electric power. Any reduction, interruption or cancellation of these services may adversely affect us.

Public utilities, especially those that provide water and electric power, are fundamental for the sound operation of our assets. The delayed delivery or any material reduction or prolonged interruption of these services could allow tenants to terminate their leases or result in an increase in our costs, as we may be forced to use backup generators or other replacements for the reduced or interrupted utilities, which also could be insufficient to fully operate our facilities and could result in our inability to provide services.

Certain properties may require permits or licenses.

A license, approval or permit may be required to acquire certain investments and their direct or indirect holding companies (or registration may be required before an acquisition can be completed). There can be no guarantee of when and if such a license, approval or permit will be obtained or if the registration will be effected.

We face legal risks when making investments.

Investments are usually governed by a complex series of legal documents and contracts. As a result, the risk of dispute over interpretation or enforceability of the documentation may be higher than for other investments. In addition, it is not uncommon for investments to be exposed to a variety of other legal risks. These can include, but are not limited to, environmental issues, land expropriation and other property-related claims, industrial action and legal action from special interest groups.

We may face risks associated with short sales.

Our use of short sales for investment or risk management purposes subjects us to risks associated with selling short. We may engage in short sales where we do not own or have the right to acquire the security sold short at no additional cost. Our loss on a short sale theoretically could be unlimited in a case where we are unable, for whatever reason, to close out a short position.

Our short selling strategies may limit our ability to benefit from increases in the markets. Short selling also involves a form of financial leverage that may exaggerate any losses. Also, there is the risk that the counterparty to a short sale may fail to honor its contractual terms, causing a loss to us. Finally, SEC, FINRA or other regulations relating to short selling may restrict our ability to engage in short selling.

We may incur contingent liabilities in connection with the disposition of investments.

In connection with the disposition of an investment, we may be required to make certain representations about the business, financial affairs and other aspects (such as environmental, property, tax, insurance, and litigation) of such investment typical of those made in connection with the sale of a business or other investment comparable to the investment being sold. We may also be required to indemnify the purchasers of such investment to the extent that any such representations are inaccurate or with respect to certain potential liabilities. These arrangements may result in the incurrence of contingent liabilities for which the Adviser may establish reserves or escrow accounts.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

For an overview of our real estate investments, see Item 7 — "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio."

Our principal executive and administrative offices are located at 277 Park Avenue, New York, New York 10172. We consider these facilities to be suitable and adequate for the management and operations of our business.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2022, we were not involved in any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Offerings of Common Stock

We are conducting a public offering of common stock. The Offering consists of four classes of shares of our common stock: Class T shares, Class S shares, Class D shares, and Class I shares. The purchase price per share for each class of our common stock is the transaction price that will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. As of March 29, 2023, we had 83 holders of Class E, 15 holders of Class D and, 113 holders of Class I shares of common stock. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing stockholder servicing fees. Other than the differences in upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market, and there is no established trading market for our common stock.

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class:

	Class E	Class T	Class S	Class D	Class I
	Shares	Shares	Shares	Shares	Shares
Selling commissions and dealer manager fees (% of transaction price)	—	up to 3.5%	up to 3.5%	up to 1.5%	—
Stockholder servicing fee (% of NAV)	—	0.85%	0.85%	0.25%	—

For Class S shares sold in the primary offering, investors will pay upfront selling commissions of up to 3.5% of the transaction price. For Class T shares sold in the primary offering, investors will pay upfront selling commissions of up to 3.0% of the transaction price and upfront dealer manager fees of 0.5% of the transaction price, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. For Class D shares sold in the primary offering, investors will pay upfront selling commissions of up to 1.5% of the transaction price. Prior to December 31, 2022, no upfront selling commissions were paid on Class D shares, Class S shares or Class T shares. There are no upfront selling commissions or dealer manager fees with respect to Class I shares or Class E shares.

The Dealer Manager, a registered broker-dealer affiliated with the Adviser, serves as the dealer manager for the Offering and is entitled to receive stockholder servicing fees of 0.85% per annum of the aggregate NAV for Class T shares and Class S shares. For Class T shares such stockholder servicing fee includes an investment professional stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the advisor stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. For Class D shares, the Dealer Manager is entitled to a stockholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares. There is no stockholder servicing fee with respect to Class I shares or Class E shares. For the year ended December 31, 2022, the ratio of the cost of raising equity capital to the gross amount of equity capital raised, inclusive of Class E shares, Class I shares and Class E units was approximately 0.8%.

The Dealer Manager anticipates that all or a portion of the upfront selling commissions, dealer manager and stockholder servicing fees will be paid to participating broker-dealers. Through December 31, 2022, the Dealer Manager has not retained any upfront selling commissions, dealer manager or stockholder servicing fees.

Pursuant to a separate private offering, JPMIM agreed to purchase $25 million in Class E share, Class E Operating Partnership units, or a combination thereof, and up to an additional $75 million in Class E shares or Class E units. As of December 31, 2022, we had received $157.6 million in commitments to purchase shares of our common stock and Operating Partnership units, including the shares and units to be purchased by JPMIM, and have sold $21.3 million in Class E shares and $45.6 million in Class E units from such commitments. We are not required to call all of the uncalled capital commitments pursuant to the Initial Capitalization prior to their respective expiration. In addition, the Company sold $2.1 million Class E shares to employees of the Adviser.

We are also conducting a private offering of Class E shares and Class I shares, which is separate from the Initial Capitalization. The aggregate purchase price paid by each investor in the private offering of Class E and Class I shares will be allocated equally to the purchase of Class E shares and Class I shares.

The purchase price per share for each class of our common stock will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset values of our investments, the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including the allocation/accrual of any performance participation, and any stockholder servicing fees applicable to such class of shares. The following valuation methods are used for purposes of calculating our NAV:

•
Investments in real property are valued by our independent valuation advisor, and independent third-party appraisal firms using the income approach’s discounted cash flow method. The discounted cash flow method takes into consideration all contractual rent payments over the life of the lease term offset by any capitalized expenditures. Our independent valuation advisor and independent third-party appraisers may supplement the discounted cash flow analysis with a sales comparison approach and the income approach’s direct capitalization method, but typically reconcile exclusively to the discounted cash flow method.
•
Investments in real estate debt are valued by an independent debt valuation services firm using the discounted cash flow method. Our independent debt valuation services firm calculates the fair value of loans by considering all relevant calculations and scenarios that a market participant would consider in evaluating the financial instrument. Most loans held as an investment are valued by discounting debt service cash flows using a market yield.
•
Investments in real estate-related securities consists of investments in commercial mortgage-backed securities ("CMBS"). We classify CMBS as trading securities and the Adviser generally values such CMBS on the basis of publicly available market quotations or at fair value determined in accordance with GAAP. We generally determine the fair value of our investments in real estate-related securities by utilizing third-party service providers whenever available.
•
Liabilities include the fees payable to the Adviser and the Dealer Manager, accounts payable, accrued operating expenses, property-level mortgages, any portfolio-level credit facilities and other liabilities, where applicable. Other than property-level mortgages, we include the cost basis of our liabilities as part of NAV, which approximates fair value. These carrying amounts are meant to reasonably approximate fair value due to the liquid and short-term nature of the instruments. We include as part of NAV the fair value of our property-level mortgages, which are valued monthly by an independent valuation services firm. For most loans valued from the borrower’s perspective, our independent debt valuation services firm utilizes a discounted cash flow analysis in evaluating its fair value conclusions. Additional inputs or adjustments to fair value conclusions may be applicable based on observations of market participant behavior.

The following table presents our monthly NAV per share for each of the five classes of shares for the year ended December 31, 2022:

	Class E Shares	Class T Shares	Class S Shares	Class D Shares	Class I Shares
July 31, 2022	$10.00	$—	$—	$—	$—
August 31, 2022	10.00	—	—	—	—
September 30, 2022	10.02	—	—	—	—
October 31, 2022	10.04	—	—	—	—
November 30, 2022	10.05	—	—	—	10.04
December 31, 2022	10.07	—	—	—	10.05

Net Asset Value

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. The following table provides a breakdown of the major components of our NAV as of December 31, 2022 ($ and shares in thousands):

Components of NAV	December 31, 2022
Investments in real estate	$201,141
Investment in real estate debt	16,825
Investment in real estate-related securities	1,847
Cash and cash equivalents	5,660
Restricted cash	128
Other assets	5,982
Debt obligations	(154,269)
Other liabilities	(4,840)
Non-controlling interests in consolidated joint ventures	(2,348)
JPMIM mandatorily redeemable Class E units(1)	(45,784)
Net asset value	$24,341
Number of outstanding shares	2,418

(1) Represents Class E units in the Operating Partnership held by the Adviser that are mandatorily redeemable and only subject to delays to the continuous obligation to ultimately redeem the Class E units once sufficient availability exists under the share repurchase agreements. Therefore, the Class E units held by JPMIM are classified as a liability pursuant to ASC 480, Distinguishing Liabilities From Equity and are presented as "JPMIM mandatorily redeemable Class E units" at the initial funding amount received, which is equivalent to fair value at the issuance dates. Subsequently, the JPMIM mandatorily redeemable Class E units are carried at their cash redemption value as if the units were repurchased or redeemable at the reporting date, which equals NAV per unit of $10.07.

The following table provides a breakdown of our total NAV and NAV per share by share class as of December 31, 2022 ($ and shares in thousands, except per share data):

NAV Per Share	Class E Shares	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Total
Net asset value	$23,767	$—	$—	$—	$574	$24,341
Number of outstanding shares	2,361	—	—	—	57	2,418
NAV Per Share as of December 31, 2022	$10.07	$—	$—	$—	$10.05

Our investments in real estate are initially valued at cost, which approximates fair value. As of December 31, 2022, we valued our investment in real estate debt which approximated cost. In the future, as we establish new values for our investments, we will provide information on the key assumptions used in the discounted cash flow methodology and a sensitivity analysis related thereto.

The following table reconciles stockholders’ equity per our Consolidated Balance Sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	December 31, 2022
Stockholders’ equity under GAAP	$15,638
Adjustments:
Organization, offering costs and operating expenses(1)	7,531
Accumulated depreciation and amortization(2)	1,172
NAV	$24,341

(1) The Adviser has agreed to advance our organization and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through the first anniversary of the commencement of the Offering. We will reimburse the Adviser for such advanced expenses ratably over the 60 months following July 22, 2023, the first anniversary of the commencement of the Offering. In addition, the Adviser has agreed to advance on our behalf certain of our operating expenses through the earlier of (i) the first date that our NAV reaches $500 million and (ii) December 31, 2023 at which point we will reimburse the Adviser for all such advanced expenses ratably over the 60 months following such date. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For the purposes of calculating NAV, such costs will be recognized as a reduction to NAV as they are reimbursed ratably over the 60 month reimbursement period.

(2) We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.

Distributions

We declared a distribution for the first time on December 30, 2022. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid to the Dealer Manager. As of the distribution date, the Company had no outstanding shares of Class T, Class S or Class D common stock.

The following table details the total distribution declared for each of our share classes for the year ended December 31, 2022:

	Class E	Class T	Class S	Class D	Class I
Record Date	Shares	Shares	Shares	Shares	Shares
December 30, 2022	$0.0335	$—	$—	$—	$0.0335
Total	$0.0335	$—	$—	$—	$0.0335

For the year ended December 31, 2022 , we declared distributions in the amount of $0.1 million on common shares. The distribution declared on December 30, 2022 was paid in January 2023 which is considered a 2023 tax event.

Unregistered Sales of Equity Securities

During the year ended December 31, 2022, we sold 2,360,212 shares of our Class E common stock to accredited investors in a private placement of Class E shares for an aggregate purchase price of $23.6 million. The sale of our Class E common stock was exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a) (2) and Regulation D thereof because they were not part of any public offering and did not involve any general solicitation or general advertising.

Use of Offering Proceeds

On July 22, 2022, our Registration Statement on Form S-11 (File No. 333-265588) for the Offering was declared effective under the Securities Act. The transaction price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings. The purchase price is equal to the transaction price plus applicable upfront selling commissions and dealer manager fees.

During the year ended December 31, 2022, we received net proceeds of $0.6 million from the Offering. The following table summarizes certain information about the Offering proceeds ($ and shares in thousands):

Offering Proceeds	Class I Shares
Shares sold	57
Gross offering proceeds	$573
Selling commissions and other dealer manager fees(1)	—
Accrued stockholder servicing fees(1)	—
Net offering proceeds	$573

(1) No selling commissions or stockholder servicing fees were incurred for Class I shares in 2022.

We primarily used the net proceeds from the Offering toward the acquisition of $202.3 million of real estate (inclusive of transaction costs and the discount on the assumed mortgage note), $16.8 million of real estate debt and $1.8 million of real estate-related securities. In addition to the net proceeds from the Offering, we financed our acquisitions with net proceeds from our private offering of $69.2 million and $113.7 million of financing secured by our investments in real estate and borrowings on our Credit Facility. See Item 7 — "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" for additional details on our borrowings.

Share Repurchases

Under our share repurchase plan, to the extent we choose to repurchase shares in any particular month, we will only repurchase shares as of the opening of the last calendar day of that month (each such date, a "Repurchase Date"). Repurchases will be made at the transaction price in effect on the Repurchase Date (which will generally be equal to our prior month’s NAV per share), except that shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price (an "Early Repurchase Deduction") subject to certain limited exceptions. Settlements of share repurchases will be made within three business days of the Repurchase Date. The Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan.

The total amount of aggregate repurchases of Class S, Class T, Class D and Class I shares is limited to no more than 2% of our aggregate NAV per month and no more than 5% of our aggregate NAV per calendar quarter.

Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, our board of directors may modify, suspend or terminate our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. In the event that we determine to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis.

If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no repurchase requests will be accepted for such month and stockholders who wish to have their shares repurchased the following month must resubmit their repurchase requests.

During the year ended December 31, 2022, we did not receive any repurchase requests and accordingly did not repurchase any shares of our common stock pursuant to our share repurchase plan.

Class E Share Repurchase Rights

The Class E shares issued in the Initial Capitalization are not eligible for repurchase pursuant to our share repurchase plan. The Class E shares issued in the Initial Capitalization will only be eligible for repurchase by us following the earlier to occur of (i) July 6, 2025, the third anniversary of the date that we commenced the Offering, and (ii) the date that our aggregate NAV is at least $1.5 billion. Following such period, holders of Class E shares (other than the Class E shares purchased by JPMIM as part of the Initial Capitalization) may request that we repurchase such holder’s Class E shares on a monthly basis. We will repurchase Class E shares at a price per share equal to the most recently determined NAV per Class E share as of the repurchase date.

The aggregate amount of Class E shares that we are required to repurchase in any month will be limited to an amount equal to any remaining availability for share repurchases pursuant to the terms and conditions of our share repurchase plan, after we have fulfilled all repurchase requests submitted pursuant to our share repurchase plan. In addition, we will not repurchase any Class E shares during any period that our share repurchase plan has been suspended.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to "Company," "we," "us," or "our" refer to J.P. Morgan Real Estate Income Trust, Inc. unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part I Item 1A — "Risk Factors" in this Annual Report on Form 10-K.

Overview

We are a Maryland corporation formed on November 5, 2021. We were formed to invest primarily in stabilized, income-generating real properties. We intend to qualify as a REIT for federal income tax purposes. We own all or substantially all of our assets through the Operating Partnership, of which we are the sole general partner.

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

We contributed the net proceeds from the Offering, which were not used or retained to pay fees and expenses attributable to our operations, to the Operating Partnership. The Operating Partnership used the net proceeds received from us to make investments in accordance with our investment strategy and policies.

The number and type of properties or real estate-related investments that we acquire will depend upon real estate market conditions, the amount of proceeds we raise in the Offering and other private offerings and other circumstances existing at the time we are acquiring such assets.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities.

2022 Highlights

Fundraising and distributions

•
Raised $69.0 million of net proceeds from the sale of Class E shares and Class E units and $0.6 million of net proceeds from the sale of Class I shares during the year ended December 31, 2022.
•
Declared our first distribution totaling $0.2 million in December 2022.

Investments

•
We acquired four real estate properties for a total purchase price of $202.3 million, inclusive of transaction costs and the discount on the assumed mortgage note. The acquisitions were primarily funded with a combination of proceeds from the sale of common stock, sale of units from the Operating Partnership and borrowings from the Credit Facility. See Note 8 — "Mortgage Notes and Secured Credit Facility " to our consolidated financial statements in this Annual Report on Form 10-K.
•
On October 7, 2022, we acquired a 9.da7-acre industrial outdoor storage site located in the greater Philadelphia metropolitan area (the "IOS Facility") for an aggregate purchase price of $20.2 million, inclusive of closing costs. The IOS Facility is 100% leased pursuant to a long-term parking lease to a single tenant.

•
On November 15, 2022, we acquired interests in two Class A multifamily properties located in the greater Houston metropolitan area. The Caroline West Gray property has 275 units and the Caroline Post Oak property has 238 units. Each property was acquired through a joint venture, of which we own 95% and the remainder is owned by a multifamily development and management firm. We consolidate the investment and treat our partner's investment as a non-controlling interest. Caroline West Gray was acquired for an aggregate purchase price, inclusive of closing costs, of $71.4 million with approximately $45.4 million of borrowings obtained by the joint venture in connection with the purchase at a fixed interest rate of 5.44%. Caroline Post Oak was acquired for an aggregate purchase price, inclusive of closing costs, of $60.8 million with approximately $40.1 million of borrowings obtained by the joint venture in connection with the purchase at a fixed interest rate of 5.44%. We contributed approximately $43.6 million to the joint ventures inclusive of previously funded deposits of approximately $3.0 million. In conjunction with the acquisitions, our joint venture partner contributed approximately $2.3 million.
•
On December 2, 2022, we acquired a 175-unit multifamily property located in the Pittsburgh, Pennsylvania metropolitan area for $50.9 million, inclusive of closing costs. The property is a six-story, Class A property constructed in 2018. In connection with the acquisition, we assumed a mortgage loan of $28.2 million net of a discount of $0.9 million and acquisition-related costs. The mortgage loan bears a fixed interest rate of 4.28% and requires monthly principle and interest payments over the remaining 6.5 years of an original 30 year term.
•
We acquired our first investment in real estate debt on September 2, 2022 which was a $26.8 million mezzanine loan ("Mezzanine Loan") and, concurrent with the acquisition, sold a $10.0 million pari passu participation interest to an affiliate of the Adviser. The sale of the participating interest met the accounting criteria to be classified as a sale, and not a financing, as we did not retain a controlling interest in the loan. The loan financed the acquisition of a garden-style multifamily property located in Murfreesboro, Tennessee. The Mezzanine Loan is an interest only loan and was fully funded as of the acquisition date. The interest rate is determined based on the one-month forward-looking term Secured Overnight Financing Rate ("SOFR") plus 5.22%. The loan has a stated maturity of September 7, 2024 and includes up to three one-year extension options.
•
On December 12, 2022, we acquired our first real estate-related debt security, a CMBS, for $1.8 million.

Financings

•
During the year ended December 31, 2022, we closed an aggregate of $113.7 million in property-level financing including a loan we assumed in conjunction with the acquisition of our multifamily property located in the Pittsburgh, Pennsylvania metropolitan area.
•
During the year ended December 31, 2022, we, as initial guarantor, and the Operating Partnership, as initial borrower, entered into a credit agreement ("Credit Agreement") with U.S. Bank National Association ("U.S. Bank"). The Credit Agreement provides for aggregate commitments of up to $65 million for secured revolving loans and letter of credit issuances, with an accordion feature pursuant to which the Operating Partnership may increase the aggregate commitments up to $150 million, subject to the satisfaction of certain conditions (the "Credit Facility"). At December 31, 2022, there were $40.2 million of borrowings outstanding under the Credit Agreement.

Portfolio

The following chart outlines the percentage of our assets across investments in real estate, investment in real estate debt and investment in real estate-related securities based on total assets by category as of December 31, 2022:

Asset Allocation(1)
1%
8%
91%
Real estate
Real estate debt
Real estate-related securities

(1) Real estate includes our direct property investments; real estate debt is our Mezzanine Loan; and real estate-related securities is our CMBS investment.

The following charts further describe the composition of our investments in real estate based on estimated fair value as of December 31, 2022:

Investments in real estate

As of December 31, 2022, we owned four real estate properties. The following table provides a summary of our portfolio as of December 31, 2022 ($ in thousands):

Property type	Number of Properties	Sq. Ft. (in thousands)/Number of Units	Occupancy Rate(1)	Gross Asset Value(2)	Revenue	Percent of Revenue
Multifamily	3	688 units	94%	$182,183	$1,700	82.3%
Industrial	1	424 sq. ft.	100%	20,150	366	17.7%
Total	4			$202,333	$2,066	100.0%

(1) Occupancy for our multifamily properties is measured monthly by dividing property market rent for occupied units by the gross market rent potential of all units. Gross market rent potential is the average monthly market rent of all units at the property. Occupancy is a weighted by the total real estate asset value of all investments in real estate.

(2) Based on carrying value, excluding depreciation and amortization as of December 31, 2022.

The following table provides information regarding our portfolio of real estate properties as of December 31, 2022:

Property Type and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest(1)	Sq. Feet (in thousands)/Number of Units	Occupancy(2)
Multifamily:
Caroline West Gray	1	Houston, TX	November 2022	95%	275	93%
Caroline Post Oak	1	Houston, TX	November 2022	95%	238	95%
Coda on Centre	1	Pittsburgh, PA metropolitan area	December 2022	100%	175	92%
Total multifamily	3				688
Industrial:
6200 Bristol	1	Philadelphia, PA	October 2022	100%	424	100%
Total industrial	1				424

(1) Certain of the joint venture agreements entered into by us provide the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any profits interest due to the other partner will be reported within non-controlling interests in consolidated joint ventures on our Consolidated Balance Sheets.

(2) Occupancy for multifamily properties is measured by property market rent for our leased units over the property gross market rent potential of all units for the month. Gross market rent potential is the average monthly market rent of all of our units. Occupancy is weighted by the unit count of each property in the multifamily portfolio.

Lease expirations

The following table details the expiring leases at our industrial property by annualized base rent as of December 31, 2022 ($ in thousands). The table below excludes our multifamily properties as substantially all leases at such properties expire within 12 months:

	Industrial
Year	Annualized Base Rent(1)	% of Total Annualized Based Rent Expiring
2023	$—	0%
2024	—	0%
2025	—	0%
2026	—	0%
2027	—	0%
2028	—	0%
2029	—	0%
2030	—	0%
2031	—	0%
2032	—	0%
Thereafter	1,234	100%
Total	$1,234	100%

(1) Annualized base rent is determined from the annualized base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and below-market lease amortization.

Investment in real estate debt

The following table summarized our investment in real estate debt as of December 31, 2022 ($ in thousands):

			December 31, 2022
Real Estate Debt	Number of Positions	Credit Rating	Coupon	Maturity Date	Cost Basis	Fair Value
Mezzanine loan	1	Not Rated	SOFR + 5.22%	September 7, 2024	$16,825	$16,825

Investment in real estate-related securities

The following table summarized our investment in real estate-related securities as of December 31, 2022 ($ in thousands):

			December 31, 2022
Real Estate-Related Securities	Number of Positions	Credit Rating	Coupon	Maturity Date	Cost Basis	Fair Value
CMBS	1	AAA	SOFR + 0.75%	April 30, 2024	$1,840	$1,842

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

For the Year Ended
December 31, 2022
Revenues
Rental revenue	$2,066
Total revenues	2,066
Expenses
Rental property operating	561
General and administrative	2,799
Depreciation and amortization	1,076
Total expenses	4,436
Other income (expense), net
Income from investment in real estate debt	545
Income from investment in real estate-related securities	8
Mandatorily redeemable Class E units interest costs	(376)
Interest expense	(1,349)
Other income (expenses), net	(211)
Total other income (expense), net	(1,383)
Net loss	$(3,753)
Net loss attributable to non-controlling interests in consolidated joint ventures	(21)
Net loss attributable to JPMREIT stockholders	$(3,732)
Net loss per share of common stock - basic and diluted	$(5.22)
Weighted-average shares of common stock outstanding - basic and diluted	715

From November 15, 2021 (date of our initial capitalization) through June 30, 2022, we had not commenced our principal operations and were focused on our formation and the registration of the Offering. The Offering commenced on July 22, 2022 and we commenced principal operations on September 2, 2022 with the acquisition of our first investment. Due to the acquisitions of real estate and real estate debt we have made during the year ended December 31, 2022, our results of operations for the year ended December 31, 2022 are not comparable to the year ended December 31, 2021 before we began operations.

Rental revenue

During the year ended December 31, 2022, we acquired four real estate investments and recognized $2.1 million of rental revenue.

Rental revenue primarily consists of base rent arising from tenant leases at our multifamily and industrial properties. Rental revenue, aside from short term leases generally less than 1 year in term, is recognized on a straight-line basis over the life of the lease, including any fixed and measurable rent escalations and abatements.

Rental property operating expenses

Rental property operating expenses consist of the costs of ownership and operation of the real estate investments. Examples of rental property operating expenses include insurance, utilities, real estate taxes and repair and maintenance expenses. Rental property operating expenses also include general and administrative expenses unrelated to the operations of the properties. During the year ended December 31, 2022, rental property operating expenses were $0.6 million.

General and administrative expenses

During the year ended December 31, 2022, general and administrative expenses were $2.8 million and consisted primarily of $0.7 million of organization costs incurred in conjunction with our formation. Such costs included legal fees, accounting fees, and transfer agent fees, among other costs. We do not expect to incur additional material organization costs in the future as our formation is substantially complete and we have commenced principal operations. General and administrative expenses also include $1.2 million related to general corporate matters, such as professional fees, legal fees and insurance premiums, $0.8 million of selling and technology expenses and $0.1 million in director compensation and restricted stock amortization.

Depreciation and amortization expenses

Depreciation and amortization expenses are impacted by the fair values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. During the year ended December 31, 2022, depreciation and amortization expenses were $1.1 million, driven by depreciation of $0.5 million and $0.6 million of amortization of in-place lease intangibles.

Income from investment in real estate debt

During the year ended December 31, 2022, income from our investment in real estate debt was $0.5 million, which primarily consisted of interest income of $0.5 million on our Mezzanine Loan.

Income from investment in real estate-related securities

During the year ended December 31, 2022, income from our investment in real estate-related securities was $8.0 thousand, which consisted of interest income of $6.0 thousand and an unrealized gain of $2.0 thousand on our CMBS investment.

Mandatorily redeemable Class E units interest costs

During the year ended December 31, 2022, we incurred costs related to our mandatorily redeemable Class E units of $0.4 million, which consisted of an unrealized loss of $0.2 million relating to the mark-to-market of the mandatorily redeemable non-controlling interest and distribution expense of $0.2 million.

Interest expense

During the year ended December 31, 2022, interest expense was $1.3 million, which primarily consisted of interest expense incurred on our mortgage notes and Credit Facility.

Other income (expense)

During the year ended December 31, 2022, other expense was $0.2 million and consisted primarily of $0.1 million in dead deal costs relating to a mortgage loan.

Net loss attributable to non-controlling interests in consolidated joint ventures

During the year ended December 31, 2022, net loss attributable to non-controlling interests in consolidated joint ventures was approximately $0.02 million due to the 5% non-controlling interest in the Caroline West Gray and Caroline Post Oak properties.

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

The Adviser will advance our organization and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through July 22, 2023, the first anniversary of the commencement of the Offering. We will reimburse the Adviser for such advanced expenses ratably over the 60 months following July 22, 2023. As of December 31, 2022, we accrued approximately $5.5 million of organization and offering expenses payable to the Adviser. In addition, the Adviser will advance on our behalf certain of our operating expenses through the earlier of (i) the first date that our NAV reaches $500 million and (ii) December 31, 2023 at which point we will reimburse the Adviser for all such advanced expenses ratably over the 60 months following such date. As of December 31, 2022, the Adviser advanced, and we accrued, approximately $4.4 million of operating expenses which are included in due to affiliate on our Consolidated Balance Sheets in this Annual Report on Form 10-K.

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code. In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets.

On November 15, 2021, we were capitalized with a $0.2 million investment by the Adviser in exchange for 20,000 shares of our Class E common stock. The Adviser has agreed to not sell, transfer or dispose of the shares to any party other than an affiliate of the Adviser for so long as the Adviser or its affiliate performs an advisory function for us.

Pursuant to the Initial Capitalization, JPMIM has agreed to purchase $25.0 million in Class E shares or Class E units, or a combination thereof, and up to an additional $75.0 million in Class E shares or Class E units. As of December 31, 2022, we received $157.6 million in commitments to purchase shares of our common stock and Operating Partnership units, including the shares and units to be purchased by JPMIM, and have sold $66.9 million in Class E shares or Class E units from such commitments. As of December 31, 2022, the Adviser has purchased $45.6 million in Class E units. We are not required to call all of the uncalled capital commitments pursuant to the Initial Capitalization prior to their respective expiration. In addition, the Company sold $2.1 million Class E shares to employees of the Adviser.

Over time, we generally intend to fund our cash needs for items other than asset acquisitions from operations. Our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of secured or unsecured financings from banks or other lenders and proceeds from the sales of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

If we are unable to raise substantial funds, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

On August 31, 2022 we entered into a Credit Facility with U.S. Bank. The Credit Facility may be used to fund acquisitions, to repurchase shares pursuant to our share repurchase plan or for any other corporate purpose. Funds available under the Credit Facility may be reduced at any given time if we use borrowings under the Credit Facility to fund share repurchases, distributions, investments, or for other corporate purposes.

The following table is a summary of our mortgage note indebtedness as of December 31, 2022 ($ in thousands):

	December 31, 2022			Principal Balance Outstanding(1)
Indebtedness	Interest Rate	Maturity Date	Maximum Principal Amount	December 31, 2022
Caroline West Gray	5.44%	12/1/2029	$45,911	$45,911
Caroline Post Oak	5.44%	12/1/2029	40,528	40,528
Coda on Centre	4.28%	5/30/2029	29,399	29,399
Total fixed-rate loans			115,838	115,838
Deferred financing costs, net				(1,202)
Mortgage discount, net				(876)
Total mortgage notes				$113,760

(1) The carrying value of the mortgage notes approximates the fair value.

The following table is a summary of our secured credit facility indebtedness as of December 31, 2022 ($ in thousands):

	December 31, 2022			Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	December 31, 2022
Secured credit facility(1)	SOFR + 1.65%	8/31/2023	$65,000	$40,200

(1) The secured credit facility has two, one-year extensions of the maturity date at the Company's request. See Note 8 — "Mortgage Notes and Secured Credit Facility" to our consolidated financial statements in this Annual Report on Form 10-K.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

For the Year Ended
December 31, 2022
Net cash provided by operating activities	$1,134
Net cash used in investing activities	(193,046)
Net cash provided by financing activities	197,500
Net change in cash	$5,588

Cash flows provided by operating activities were $1.1 million for the year ended December 31, 2022 primarily due a net $3.4 million increase in liabilities, $1.5 million of net adjustments to reconcile net loss to net cash, offset by a net loss of $3.8 million.

Cash flows used in investing activities were $193.0 million for the year ended December 31, 2022 primarily due to our acquisition of real estate for $168.9 million, real estate-related securities and real estate debt investment purchases totaling $18.7 million as well as deposits on future real estate acquisitions of $5.5 million.

Cash flows provided by financing activities totaled $197.5 million for the year ended December 31, 2022 primarily due to $85.5 million of mortgage proceeds net of deferred financing costs, $69.6 million of proceeds from Class E units and common stock issuances, $40.1 million of net proceeds from secured credit facilities and $2.3 million of contributions from non-controlling interests.

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

Purchase price allocation of acquired investments in real estate

Upon the acquisition of a property, we assess the fair value of acquired tangible and intangible assets and liabilities (including land, buildings, tenant improvements, above-market and below-market leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocate the purchase price to the acquired assets and assumed liabilities on a relative fair value basis in accordance with Accounting Standard Codification 805, Business Combinations. All expenses related to the acquisition are capitalized and allocated among the identified assets. Generally, the most significant portion of the allocation is to the building and land and requires the use of market-based estimates and assumptions.

We assess and consider fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

Acquired above-market and below-market leases are recorded at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. Other intangible assets acquired include amounts for in place lease values that are based on our evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related expenses. A change in any of the assumptions above, which are subjective, could have a material impact on our results of operations.

The allocation of the purchase price directly affects the following in our consolidated financial statements:

•
the amount of purchase price allocated to the various tangible and intangible assets and liabilities on our Consolidated Balance Sheets;
•
the amounts allocated to the value of above-market and below-market lease values are amortized to rental income over the remaining non-cancelable terms of the respective leases. The amounts allocated to all other tangible and intangible assets are amortized to depreciation or amortization expense. Thus, depending on the amounts allocated between land and other depreciable assets, changes in the purchase price allocation among our assets could have a material impact on our net income; and
•
the period of time over which tangible and intangible assets are depreciated varies greatly, and thus, changes in the amounts allocated to these assets will have a direct impact on our results of operations. Intangible assets are generally amortized over the respective life of the leases. Also, we depreciate our buildings over a maximum of 40 years, but do not depreciate our land. These differences in timing could have a material impact on our results of operations.

Mandatorily redeemable Class E units

We report our mandatorily redeemable Class E units of the Operating Partnership as a liability on our Consolidated Balance Sheets at JPMIM’s cash redemption value. JPMIM’s cash redemption value is determined based on our NAV per Class E unit as of our balance sheet date. For purposes of determining our NAV, our investments in real estate are recorded at fair value based on independent third party valuations prepared by licensed appraisers in accordance with standard industry practice or in the case of real estate-related securities using readily available actively quoted prices.

These fair value estimates of our investments in real estate are particularly important as they are used for the calculation of NAV, which determines the adjustment to the carrying value of our mandatorily redeemable Class E units. Significant differences in the fair value of our mandatorily redeemable Class E units may result from changes in market conditions that cause our NAV, and thus JPMIM’s redemption value, to increase or decrease during the period which is recorded as a component of Mandatorily redeemable Class E units interest costs on our Consolidated Statement of Operations.

Investments in real estate debt

Our investment in real estate debt consists of an investment in the Mezzanine Loan. Our investment in real estate debt is carried at fair value as we elected the fair value option. Investments with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Our real estate debt investment is unlikely to have readily available market quotations. As such, we determine fair value by utilizing or reviewing certain of the following (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios and (vii) borrower financial condition and performance. We classify these investments as Level 3 within the valuation hierarchy. Judgments used to determine fair value of Level 3 instruments are more significant than those required when determining the fair value of instruments classified as Level 1 or 2 due to the inherent uncertainty of the estimates and judgments used. These values may differ materially from the values that would have been used had a ready market for these investments existed. External factors may cause those values and the values of those investments for which readily observable inputs exists, to increase or decrease over time, impacting the value of our investment which is recorded in income (loss) from investments in real estate debt on the Consolidated Statement of Operations.

Recent Accounting Pronouncements

See Note 3 — "Summary of Significant Accounting Policies" to our consolidated financial statements in this Annual Report on Form 10-K for a discussion concerning recent accounting pronouncements.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to December 31, 2022 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness(1)	$157,055	$6,526	$13,063	$13,051	$124,415
Property purchase commitments(2)	67,728	67,728	—	—	—
Secured credit facility(3)	41,792	41,792	—	—	—
Organizational, offering and operating costs	9,970	554	3,988	3,988	1,440
Total	$276,545	$116,600	$17,051	$17,039	$125,855

(1) The allocation of our indebtedness includes both principal and interest payments.

(2) The property purchase commitments relate to the forward purchase and sale agreement to acquire a truck terminal facility under development in Garden City, Georgia. See Note 16 — “Commitments and Contingencies” to our consolidated financial statements in this Annual Report on Form 10-K.

(3) The secured credit facility indebtedness includes both principal and interest payments based on the interest rate in effect at December 31, 2022.

We will be required to repurchase mandatorily redeemable Class E units and Class E shares owned by JPMIM starting at the earliest of (i) the first date that our NAV reaches $1.5 billion or (ii) three years from the commencement of the Offering, July 6, 2025. See Note 13 — “Mandatorily Redeemable Class E Units” to our consolidated financial statement in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense costs. We may seek to manage or mitigate our risk to the exposure of interest risk through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of December 31, 2022, the outstanding principal balance of our variable rate indebtedness was $40.2 million from our Credit Facility which is indexed to the one-month forward-looking term rate based on SOFR as maintained by CME Group Benchmark Administration Ltd. (the "Reference Rate"). For the year ended December 31, 2022, a 10% increase the Reference Rate would have resulted in increased interest expense of less than $0.1 million.

We have invested a portion of our portfolio in floating rate investments in real estate debt and real estate-related securities and intend to invest in both fixed and floating rate real estate debt investments and securities in the future. On floating-rate investments in real estate debt and real estate-related securities, our net income will increase or decrease depending on interest rate movements. Additionally, interest rate movement can impact the valuation of real estate debt and real estate-related securities depending on various aspects of the instrument, including, but not limited to, the credit rating, duration and structure of the interest rate payments.

Market risk

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, we will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income from changes in interest rates, the overall returns on your investment may be reduced. Our board of directors has not yet established policies and procedures regarding our use of derivative financial instruments for hedging or other purposes and as of December 31, 2022, we did not own any derivative financial instruments for hedging or other purposes.

Credit risk

We are exposed to credit risk with respect to the tenants that occupy properties we own. To mitigate this risk, we undertake a credit evaluation of major tenants prior to making an investment. This analysis includes extensive due diligence of a potential tenant’s creditworthiness and business, as well as an assessment of the strategic importance of the property to the tenant’s core business operations.

Additionally, we are exposed to credit risk in the real estate-related debt investments that we make with respect to a borrower’s ability to make required interest and principal payments on scheduled due dates. We manage this risk by conducting a credit analysis prior to making an investment and by actively monitoring our portfolio and the underlying credit quality. In addition, we re-evaluate the credit risk inherent in our investments on a regular basis under fundamental considerations such as gross domestic product, unemployment, interest rates, retail sales, store closing/openings, corporate earnings, housing inventory, affordability and regional home price trends.

Real estate market value risk

Real estate property values are subject to volatility and may be adversely affected by a number of factors, including but not limited to: national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear in the accompanying Consolidated Financial Statements beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's report on internal control over financial reporting

This Annual Report does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECTUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers are set forth below.

Name	Age	Position
Michael P. Kelly	57	Chairperson of the Board and Chief Executive Officer
Douglas A. Schwartz	52	Co-President
Dave S. Esrig	56	Co-President
Lawrence A. Goodfield, Jr.	44	Chief Financial Officer and Treasurer
Christian P. Porwoll	56	Secretary
Brian A. Nottage	50	Senior Vice President - Head of Strategy
Ann E. Cole	57	Senior Vice President - Head of Investor Relations
Randy A. Daniels	71	Independent Director
Justin M. Murphy	56	Independent Director
Yvonne D. Nelson	64	Independent Director
William L. Ramseyer	81	Lead Independent Director

Michael P. Kelly has served as our Chairperson of our board of directors and Chief Executive Officer since November 2021. Mr. Kelly has been a Managing Director of JPMIM and Head of Real Estate Americas since July 2019, where he leads the 180-person group that manages more than $60 billion of assets across a range of core, mid-risk and opportunistic strategies on behalf of institutional, sovereign and high net worth investors. Mr. Kelly currently chairs the Real Estate Americas Management Committee as well as the U.S. Real Estate Oversight Committee. From July 2013 until July 2019, Mr. Kelly was Head of Portfolio Management, Real Estate Americas, and was responsible for oversight of the portfolio managers for U.S. real estate funds and separate accounts, and from October 2009 until July 2013, Mr. Kelly was Head of Debt Capital Markets. Before joining J.P. Morgan in 2009, he was a Director and Head of Real Estate Conduit and Workouts for Citigroup Global Markets from May 2007 to October 2009. From May 2006 to May 2007, Mr. Kelly was a Vice President and Originator in the Large Loan CMBS Group of Goldman Sachs Commercial Mortgage Capital. From September 1991 to March 2006, Mr. Kelly held several roles at New York Life Investment Management, where, at the time of his departure, he was a Managing Director and Co-Head of Commercial Mortgage Origination. Mr. Kelly holds a B.S. in Business Management from Springfield College and an M.S. in Real Estate from New York University.

Mr. Kelly is a valuable member of our board of directors because of his extensive real estate and investment experience and his tenure with J.P. Morgan.

Douglas A. Schwartz has served as our Co-President since June 2022. Mr. Schwartz has been a Managing Director of JPMIM since April 2010 and joined J.P. Morgan in August 2004. Most recently, Mr. Schwartz served as Chief Investment Officer at JPMAM – Real Estate Americas, where he was responsible for all transactions and asset management. He is a voting member of the Real Estate Americas Investment Committee and non-voting member of the Management Committee and Risk and Oversight Committee. From June 2012 to December 2016, Mr. Schwartz was portfolio manager of an open-end, value-added real estate fund managed by a J.P. Morgan affiliate. From June 2008 to June 2012, Mr. Schwartz was Head of West Coast Real Estate Acquisitions, where he was responsible for sourcing, underwriting and closing office, industrial, retail and multi-family transactions. Before joining J.P. Morgan in 2004, Mr. Schwartz held real estate investment roles with Lowe Enterprises, Bristol Group and Sedway & Associates. Mr. Schwartz is a former Director of Carr Properties and Edens Investment Trust. He is an ambassador for J.P. Morgan’s Women-On-The-Move Program and an active member in ULI, including acting as former ULI IOPC Chair. Mr. Schwartz holds a B.A. in Mathematics from the University of Pennsylvania and an M.B.A. from the University of California, Los Angeles.

Dave S. Esrig has served as our Co-President since June 2022. Mr. Esrig has been a Managing Director of JPMIM since April 2007. Since joining J.P. Morgan in March 1997, Mr. Esrig has served as Director of Research and Data Science at JPMAM – Real Estate Americas where he leads Real Estate Americas’ effort to generate investment insights from J.P. Morgan’s proprietary data as well as designed, founded and launched J.P. Morgan Asset Management’s industry-leading suite of defined contribution direct property strategies. Mr. Esrig is a member of the Real Estate Americas’ Management Committee and a voting member of the J.P. Morgan Infrastructure Investments Group Investment Committee. Mr. Esrig holds a B.A. in Economics and History from the University of Virginia and an M.A. in Economics from the University of Pennsylvania. Mr. Esrig holds the Chartered Financial Analyst® (CFA®) designation.

Lawrence A. Goodfield, Jr. has served as our Chief Financial Officer and Treasurer since June 2022. Mr. Goodfield has been a Managing Director of JPMIM since January 2022 and is a non-voting member of the Real Estate Americas Investment Committee. Prior to joining J.P. Morgan, Mr. Goodfield served in various roles at Drive Shack Inc. (NYSE: DS) (formerly Newcastle Investment Corp. (NYSE:NCT)), a real estate-related investment and finance company ("Drive Shack"), including as Chief Accounting Officer and Treasurer (September 2016 – January 2022), Interim Chief Financial Officer (March 2020 – September 2020) and Chief Financial Officer (September 2016 – November 2018). During his time at Drive Shack, Mr. Goodfield led its financial evaluation and transition from external to internal management, as well as oversaw finance and accounting, tax, investor relations and capital markets. From September 2016 to January 2018, Mr. Goodfield was a Managing Director at Fortress Investment Group ("Fortress"). Prior to joining Fortress, Mr. Goodfield served as Senior Vice President and Controller at W.P. Carey Inc. (NYSE: WPC) from January 2016 to September 2016, where he was responsible for directing accounting, financial reporting and internal controls. Mr. Goodfield also served as a Senior Manager in the audit and advisory practices, with a specialization in real estate, at PricewaterhouseCoopers from 2001 to December 2015. Mr. Goodfield holds a B.S. in Accounting from Pennsylvania State University, is a Certified Public Accountant and holds the Chartered Financial Analyst® (CFA®) designation.

Christian P. Porwoll has served as our Secretary since November 2021. Mr. Porwoll has been a Managing Director of JPMIM since April 2015. Since joining J.P. Morgan in January 2008, Mr. Porwoll served as the Head of Product Development-Americas for J.P. Morgan’s Global Real Assets platform, and since May 2017, as Head of Product Development-Americas for J.P. Morgan’s GRE and Global Transportation platforms, where he is responsible for assisting in the development and administration of its real estate and transportation equity and debt strategies. He is involved in strategy analysis, structuring, client negotiation, implementation and maintenance of real asset and real asset-related investment strategies through the entire investment strategy life cycle, including investment acquisition, asset management and disposition processes. Before joining J.P. Morgan in January 2008, Mr. Porwoll was an attorney in the investment company and corporate departments of Stroock & Stroock & Lavan LLP. He holds a B.A. in Political Science from Columbia College at Columbia University and a J.D. from Fordham Law School at Fordham University.

Brian A. Nottage has served as our Senior Vice President – Head of Strategy since June 2022. Mr. Nottage has been a Managing Director of JPMIM since May 2013. Mr. Nottage serves as Head of Portfolio Strategy and Separate Accounts at JPMAM – Real Estate Americas, where he oversees fund strategy, positioning and analytics for the commingled funds and separately managed accounts. Mr. Nottage is responsible for the management of the separate account program and portfolio management team. He also leads the effort to expand opportunities for new and existing fund and separate account clients to co-invest alongside Real Estate Americas’ commingled funds on a deal-by-deal basis. Mr. Nottage is also the lead portfolio manager for Real Estate Americas’ opportunity zone fund series and a member of the Real Estate Americas Management Committee. Since joining J.P. Morgan in 2005, Mr. Nottage has held various roles in research, strategy and portfolio management, including Head of Research for U.S. Separate Accounts and Acting Head of Research for Europe from 2009 to 2011. Prior to joining J.P. Morgan, Mr. Nottage was Vice President and an econometrician at GMAC Commercial Mortgage, where he developed commercial mortgage risk products. Prior to working at GMAC Commercial Mortgage, he was a Director at Moody’s Economy.com, where provided U.S. macro, industry and regional economic analysis. Mr. Nottage is a member of ULI, PREA and serves on the MSCI/PREA U.S. Property Fund Index Advisory Board. Mr. Nottage holds a Ph.D. in Economics from Florida State University and holds the Chartered Financial Analyst® (CFA®) designation.

Ann E. Cole has served as our Senior Vice President – Head of Investor Relations since June 2022. Ms. Cole has been a Managing Director of JPMIM since May 2012. Ms. Cole also serves as Head of Real Estate Client Strategy JPMAM – Global Real Estate, where she leads a global team of investment specialists focused on advising professional clients on real estate strategies and execution across regions, risk levels, equity, debt and defined contribution. Ms. Cole is a member of the Real Estate Americas Management Committee and the U.S. Real Estate Oversight Committee. Prior to her current roles, Ms. Cole served as Co-Portfolio Manager for JPMAM’s flagship U.S. core real estate strategy. Since joining J.P. Morgan in 1989, Ms. Cole has held various positions in Real Estate Americas including Sector Head of Real Estate Americas’ office/industrial East and West regions. Ms. Cole has extensive real estate experience with the acquisition, disposition, asset management, development and disposition of institutional quality real estate. Ms. Cole maintains the following FINRA licenses: 3, 7, 63, and 24. Ms. Cole has a B.B.A. in accounting from Pace University.

Randy A. Daniels has served as an Independent Director since June 2022. Since April 2006, Mr. Daniels has served as the President of RAD Development Associates LLC, a privately held real estate advisory firm, which assists major Chinese institutional investors identify viable real estate investment partners and projects in the United States. From January 2015 to December 2019, Mr. Daniels was a Managing Director at Pickwick Capital Partners, where he specialized in the private placement of foreign investment in real estate development projects in the United States. From April 2007 to December 2014, Mr. Daniels served as Vice Chairman, Director, and a member of the Real Estate Investment Group at Guilford Securities, a FINRA-registered broker-dealer and Securities Investor Protection Corporation, where he specialized in the private placement of foreign investment in real estate development projects in the United States. Since April 2019, Mr. Daniels served as a director and as a member of the audit committee of ARA US Hospitality Trust, a publicly traded entity on the Singapore Exchange. He has served as Chairman of the board of directors of BWC Terminals, Inc., a privately held bulk liquid storage company, since August 2018, and Mr. Daniels has served on the board of managers of a U.S. real estate core-plus investments fund since April 2012. From 2007 to 2018, Mr. Daniels served on the board of managers of a real-asset investment fund focused on core and core-plus infrastructure assets globally. From 2001 to 2005, Mr. Daniels served as the Secretary of State for the State of New York. Mr. Daniels holds a B.S. in Economics, Political Science and Broadcast Journalism from Southern Illinois University, Carbondale.

Mr. Daniels is a valuable member of our board of directors because of his significant experience in the real estate industry and his knowledge and experience in internal and external risk oversight.

Justin M. Murphy has served as an Independent Director since June 2022. Mr. Murphy has served as an independent counsel member for Prologis Targeted U.S. Logistics Fund, L.P., an industrial real estate investments fund focused on core investments in the United States since January 2013. From September 1999 to June 2012, Mr. Murphy was a Managing Director of JPMIM, where he served as a portfolio manager of an open-end, value-added real estate fund managed by a J.P. Morgan affiliate from 2007 to 2012 and on Real Estate Americas' Real Estate Acquisitions and Dispositions team from 1993 to 2006. Prior to working at JPMAM, Mr. Murphy was a commercial real estate appraiser from July 1992 to September 1993. Mr. Murphy holds a B.S. in Real Estate and Urban Economic Studies from the University of Connecticut.

Mr. Murphy is a valuable member of our board of directors because of his extensive experience with real estate investments.

Yvonne D. Nelson has served as an Independent Director since June 2022. Ms. Nelson served in various roles at the New York City Comptroller, Bureau of Asset Management from February 2005 to her retirement in August 2021. From 2008 to 2021, she served as Head of Real Estate and investment advisor to five New York City pension systems with a joint allocation of nearly $20 billion to separate core and non-core real estate investment programs. From 2005 to 2008, Ms. Nelson was a senior real estate investment officer where her primary responsibility was the underwriting of new investment opportunities as well as the preservation of capital for existing investments. Before joining the Bureau of Asset Management, Ms. Nelson was Vice President of The Community Development Trust, a private REIT that provides debt and equity capital to create and preserve affordable rental housing throughout the United States, from September 2002 to January 2005. Since 2017, Ms. Nelson has served as Secretary and a member of the Audit Committee and Grants Committee of the Pension Real Estate Association (PREA) Foundation, a nonprofit organization that fosters the inclusion of under- represented groups in commercial real estate. Ms. Nelson also served on the board of PREA from 2010 to 2016, including as Chair from 2014 to 2015. She was also a member of PREA Institutional Investor Council from 2017 to 2021. Since 2022, Ms. Nelson has served as an Independent Advisory Board member for a private industrial real estate fund and as an Independent Trustee of a private real estate debt fund. Ms. Nelson holds a B.A. in Urban Design from New York University and an M.B.A. in Finance from Rutgers University.

Ms. Nelson is a valuable member of our board of directors because of her extensive institutional real estate investment experience and her experience serving as a board member of the PREA foundation.

William L. Ramseyer has served as an Independent Director since June 2022 and as our lead independent director since November 2022. Following retirement in 2008, Mr. Ramseyer has served as an advisor to numerous real estate investment management organizations focusing on refinement of investment and growth strategies. Mr. Ramseyer served as a Managing Director of Cornerstone Real Estate Advisers ("Cornerstone") from January 2001 to March 2008, where he served as a member of the Investment Committee and Co-Manager of the Business Development Group. Prior to joining Cornerstone, Mr. Ramseyer was a Managing Director at Heitman and Chairman of its real estate securities group. Mr. Ramseyer has extensive experience in the institutional real estate management business beginning as a Co-Founder of Pension Realty Advisors, an investment consulting firm which provided real estate advisory services to institutional investors including corporate pension plans, public employee retirement systems, endowments and foundations. Mr. Ramseyer is a member of the Counselors of Real Estate, where he served as Chairman in 2003. He also served as Chairman of PREA in 1990. Mr. Ramseyer holds a B.A. in Business Administration from the University of Puget Sound and completed the Advanced Management Program at the Harvard Business School.

Mr. Ramseyer is a valuable member of our board of directors because of his extensive experience in the real estate industry.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees (if any), and to all of the officers and employees of the Adviser, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct and Ethics, as it relates to those also covered by J.P. Morgan’s code of conduct, operates in conjunction with, and in addition to, J.P. Morgan’s code of conduct. Our Code of Business Conduct and Ethics is designed to comply with SEC regulations relating to codes of conduct and ethics.

Our Code of Business Conduct and Ethics is available on our website, www.jpmreit.com. Stockholders may also request a copy of the Code of Business Conduct and Ethics, which will be provided without charge, by writing to J.P. Morgan Real Estate Income Trust, Inc. at 277 Park Avenue, 9th Floor, New York, NY 10172, Attention: Secretary. If, in the future, we amend, modify or waive a provision in the Code of Business Conduct and Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website as necessary.

Audit Committee Financial Expert

Our board of directors has established an audit committee, which consists of Randy A. Daniels, Justin M. Murphy, William L. Ramseyer and Yvonne D. Nelson. Mr. Daniels serves as the chairperson of the audit committee and qualifies as an "audit committee financial expert" as that term is defined by the SEC. The SEC has determined that the audit committee financial expert designation does not impose on a person with that designation any duties, obligations or liability that are greater than the duties, obligations or liability imposed on such person as a member of the audit committee of the board of directors in the absence of such designation. The audit committee assists the board of directors in overseeing:

•
our accounting and financial reporting processes,
•
the integrity and audits of our financial statements,
•
our compliance with legal and regulatory requirements,
•
the qualifications and independence of our independent auditors, and
•
the performance of our internal and independent auditors.

In addition, the audit committee selects the independent auditors to audit our annual financial statements and reviews with the independent auditors the plans and results of the audit engagement. The audit committee also approves the audit and non-audit services provided by the independent public accountants and the fees we pay for these services.

The audit committee has adopted procedures for the processing of complaints relating to accounting, internal control and auditing matters. The audit committee oversees the review and handling of any complaints submitted pursuant to the forgoing procedures and of any whistleblower complaints subject to Section 21F of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Independent Director Compensation

Starting July 22, 2022, each of our independent directors received an annual retainer of $75,000, consisting of $50,000 paid in equal quarterly installments in cash or Class E shares based on the most recent prior month’s NAV, or a combination thereof, at the election of the director, and $25,000 in the form of an annual grant of restricted stock. The restricted stock will vest one year from the date of grant and will be based on the per share price of our common stock offered in this initial primary offering. In addition, the chairperson of our audit committee receives an additional annual cash retainer of $10,000. We do not intend to pay our directors additional fees for attending board meetings, but we intend to reimburse each of our directors for reasonable out-of-pocket expenses incurred in attending board and committee meetings (including, but not limited to, airfare, hotel and food). Our directors who are affiliated with the Adviser or J.P. Morgan will not receive additional compensation for serving on the board of directors or committees thereof.

Independent director stock ownership policy

Our board of directors adopted a stock ownership policy for our independent directors in order to align our independent directors’ financial interests with those of our stockholders by requiring such directors to own a minimum level of our stock. Each of our independent directors is required to own shares in an amount equal to two and a half times his or her annual cash retainer within five years of becoming subject to the policy.

The following table sets forth the compensation to our independent directors for the fiscal year ended December 31, 2022 ($ in thousands):

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Randy A. Daniels	$16	$36	$52
Justin M. Murphy	22	25	47
Yvonne D. Nelson	11	36	47
William L. Ramseyer	22	25	47

(1) Includes the total value in restricted and unrestricted stock awarded to each of the independent directors during 2022. The grants of Class E restricted shares were made on July 22, 2022 and vest one year from the date of issuance. The restricted stock grants were valued based on a NAV per share of $10.00, the then current NAV per share of our Class E shares.

Executive Compensation

We are externally managed and currently have no employees. Our executive officers serve as officers of the Adviser and are employees of the Adviser or one or more of its affiliates. Our Advisory Agreement provides that the Adviser is responsible for managing our investment activities, and as such our executive officers do not receive any cash compensation from us or any of our subsidiaries for serving as our executive officers but, instead, receive compensation from the Adviser. In addition, we do not reimburse the Adviser for compensation it pays to our executive officers. The Advisory Agreement does not require our executive officers to dedicate a specific amount of time to fulfilling the Adviser’s obligations to us under the Advisory Agreement. Accordingly, the Adviser has informed us that it cannot identify the portion of the compensation it awards to our executive officers that relates solely to such executives’ services to us, as the Adviser does not compensate its employees specifically for such services. Furthermore, we do not have employment agreements with our executive officers, we do not provide pension or retirement benefits, perquisites or other personal benefits to our executive officers, our executive officers have not received any nonqualified deferred compensation and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of us.

Although we do not pay our executive officers any cash compensation, we pay fees to the Adviser and the performance participation to the Special Limited Partner as described in Item 13 — "Certain Relationships and Related Transactions, and Director Independence" below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFITICAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2022, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time:

Plan category	(a) Number of Securities to be issued upon exercise of outstanding options, warranties, and rights	(b) Weighted average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by the security holders	N/A	N/A	N/A
Equity compensation plans not approved by the security holders	—	—	490,000
Total	—	$—	490,000

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 1, 2023, information regarding the number and percentage of shares owned by each director, our chief executive officer, each executive officer, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of outstanding shares of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the directors and named executive officers named below is in care of our principal executive offices at 277 Park Avenue, 9th Floor, New York, New York 10172.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of common shares
Directors and Named Executive Officers
Michael P. Kelly	25,250	*
Douglas A. Schwartz	101,002	2%
Dave S. Esrig	5,042	*
Lawrence A. Goodfield, Jr.	5,050	*
Christian P. Porwoll	5,046	*
Brian A. Nottage	993	*
Anne E. Cole	1,515	*
Randy A. Daniels	3,647	*
Justin M. Murphy	2,525	*
Yvonne D. Nelson	3,647	*
William L. Ramseyer	2,525	*
All directors and executive officers as a group (11 persons)	156,242	3%
5% Stockholders
Selective Insurance Group, Inc.(1)	503,255	10%
Chesapeake Employers Insurance Company(2)	343,602	7%

* Less than 1%

(1) Includes 201,392 Class E shares held by Selective Way Insurance Company and 301,953 Class E shares held by Selective Insurance Company of America, each of which is a wholly-owned subsidiary of Selective Insurance Group, Inc. The business address of Selective Insurance Group, Inc. is 40 Wantage Avenue, Branchville, NJ 07890. Selective Insurance Group, Inc. is an insurance company.

(2) The business address of Chesapeake Employers’ Insurance Company is 8722 Loch Raven Blvd, Towson, MD 21286. Chesapeake Employers’ Insurance Company is a nonprofit corporation managed by its board of directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

We have a five-member board. Our board of directors may change the number of directors, but not to fewer than three directors nor, unless we amend our bylaws, more than 15. Our charter provides that a majority of our directors must be independent directors, except for a period of up to 60 days after the death, removal or resignation of an independent director pending the election of a successor independent director. Consistent with the NASAA REIT Guidelines, our charter defines an independent director as a director who is not and has not for the last two years been associated, directly or indirectly, with J.P. Morgan or the Adviser. A director is deemed to be associated with J.P. Morgan or the Adviser if he or she owns any interest (other than an interest in us or an immaterial interest in an affiliate of us) in, is employed by, is an officer or director of, or has any material business or professional relationship with J.P. Morgan, the Adviser or any of their affiliates, performs services (other than as a director) for us, or serves as a director or trustee for more than three REITs sponsored by J.P. Morgan or advised by the Adviser. A business or professional relationship will be deemed material per se if the gross income derived by the director from J.P. Morgan, the Adviser or any of their affiliates exceeds 5% of (1) the director’s annual gross income derived from all sources during either of the last two years or (2) the director’s net worth on a fair market value basis. An indirect relationship is defined to include circumstances in which the director’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with us, J.P. Morgan, the Adviser or any of their affiliates. Our charter requires that a director have at least three years of relevant experience demonstrating the knowledge required to successfully acquire and manage the type of assets that we intend to acquire. Our charter also requires that at all times at least one of our independent directors must have at least three years of relevant real estate experience. Our charter and bylaws will be ratified by our board of directors, including a majority of our independent directors.

For so long as the Advisory Agreement is in effect, the Adviser has the right to designate for nomination, subject to the approval of such nomination by our board of directors, one affiliated director to the slate of directors to be voted on by the stockholders at our annual meeting of stockholders; provided, however, that such designation right shall be suspended for such period of time as necessary so that a majority of directors are at all times independent directors. Our board of directors must also consult with the Adviser in connection with (i) its selection of each independent director for nomination to the slate of directors to be voted on at the annual meeting of stockholders, and (ii) filling any vacancies created by the removal, resignation, retirement or death of any director.

Each director will serve until the next annual meeting of stockholders and until his or her successor is duly elected and qualifies. Although the number of directors may be increased or decreased, a decrease may not shorten the term of any incumbent director. Any director may resign at any time or may be removed with or without cause by the stockholders upon the affirmative vote of stockholders entitled to cast at least a majority of all the votes entitled to be cast generally in the election of directors. The notice of a special meeting called to remove a director must indicate that the purpose, or one of the purposes, of the meeting is to determine if the director shall be removed. A vacancy on our board of directors may be filled only by a vote of a majority of the remaining directors, or in the case of election of an independent director, after nomination by a majority of the remaining independent directors (if any remaining directors are independent directors). Any director elected to fill a vacancy will serve for the remainder of the full term of the directorship in which the vacancy occurred.

The Adviser and J.P. Morgan

We are externally managed by J.P. Morgan Investment Management Inc. JPMIM is one of the industry’s premier global real estate investment managers. JPMIM has over 50 years of experience advising and managing some of the world’s most respected corporations, pension plans, governments, institutions and high net worth investors on their real estate investments, with assets under management of approximately $81 billion of debt and equity real estate investments, including approximately $70 billion in assets managed in the United States by its Real Estate Americas platform as of December 31, 2022.

Real Estate Americas ("REA") refers to J.P. Morgan Asset Management Holdings Inc. and its respective affiliates and subsidiaries and, where applicable, any successor thereto comprising the investment management businesses of JPMIM, JPMorgan Chase & Co. and their respective affiliates and subsidiaries and, where applicable, any successor thereto, with expertise in real estate and real estate-related investments in the United States. The REA platform has earned a market leadership position through its strategic relationships and information advantage. The REA team includes approximately 200 professionals across six U.S. offices in Boston, Chicago, Dallas, Los Angeles, New York and San Francisco. The team combines regional and local market expertise with a multidisciplinary approach to investment, including acquisitions, asset management, research, debt capital markets, development and engineering, client strategy, financial, tax, valuations, and product development.

Pursuant to the Advisory Agreement, the Adviser has contractual and fiduciary responsibilities to us and our stockholders and will be responsible for sourcing, evaluating and monitoring our investment opportunities and making decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors. We or the Adviser may retain other service providers in connection with our operations, including, without limitation, administration, legal and accounting support. The Adviser leverages the global resources of REA to achieve our investment goals and objectives.

The Adviser maintains different Investment Committees based on geographic regions where investment opportunities are located. The applicable Investment Committee is required to approve all acquisitions and dispositions of real estate and real estate debt made by the Adviser on our behalf. The high level of interaction between the Investment Committee and investment professionals from the inception of a transaction to closing helps identify potential issues early and enables the team to more effectively streamline resources and workflows. The Investment Committee process emphasizes a consensus-based approach to decision making among the voting and non-voting members. REA’s Investment Committee is led by REA’s Chief Investment Officer, and its voting members are REA’s Chief Investment Officer, Portfolio Managers, Head of Asset Management, and the senior representatives from the Real Estate Research and Data Science Team.

Advisory Agreement

Our board of directors at all times has ultimate oversight and policy-making authority, including responsibility for governance, financial controls, compliance and disclosure with respect to our Company and the Operating Partnership. Pursuant to the Advisory Agreement, our board of directors has delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors. We believe that the Adviser currently has sufficient staff and resources so as to be capable of fulfilling the duties set forth in the Advisory Agreement. For the year ended December 31, 2022, there were no fees paid to the Advisor or its affiliates.

Services

Pursuant to the terms of the Advisory Agreement, the Adviser is responsible for, among other things:

•
serving as an advisor to us and the Operating Partnership with respect to the establishment and periodic review of our investment guidelines and our and the Operating Partnership’s investments, financing activities and operations;
•
sourcing, evaluating and monitoring our and the Operating Partnership’s investment opportunities and executing the acquisition, management, financing and disposition of our and the Operating Partnership’s assets, in accordance with our investment guidelines, policies and objectives and limitations, subject to oversight by our board of directors;
•
with respect to prospective acquisitions, purchases, sales, exchanges or other dispositions of investments, conducting negotiations on our and the Operating Partnership’s behalf with sellers, purchasers, and other counterparties and, if applicable, their respective agents, advisors and representatives, and determining the structure and terms of such transactions;
•
providing us with portfolio management and other related services;
•
serving as our advisor with respect to decisions regarding any of our financings, hedging activities or borrowings; and
•
engaging and supervising, on our and the Operating Partnership’s behalf and at our and the Operating Partnership’s expense, various service providers.

The above summary is provided to illustrate the material functions which the Adviser will perform for us, and it is not intended to include all of the services which may be provided to us by the Adviser or third parties.

Term and termination rights

The term of the Advisory Agreement is for one year from July 22, 2022, the commencement of the Offering, subject to renewals by our board of directors for an unlimited number of successive one-year periods. Our independent directors will evaluate the performance of the Adviser before renewing the Advisory Agreement. The Advisory Agreement may be terminated:

•
immediately by us (1) for "cause", (2) upon the bankruptcy of the Adviser or (3) upon a material breach of the Advisory Agreement by the Adviser;
•
upon 60 days’ written notice by us without cause or penalty upon the vote of a majority of our independent directors; or
•
upon 60 days’ written notice by the Adviser.

"Cause" is defined in the Advisory Agreement to mean fraud, criminal conduct, willful misconduct or willful or negligent breach of fiduciary duty by the Adviser under the Advisory Agreement.

In the event the Advisory Agreement is terminated, the Adviser will be entitled to receive its prorated management fee through the date of termination. In addition, upon the termination or expiration of the Advisory Agreement, the Adviser will cooperate with us and take all reasonable steps requested to assist our board of directors in making an orderly transition of the advisory function.

Management fee

As compensation for its services provided pursuant to the Advisory Agreement, we pay the Adviser a management fee equal to 1.00% of our NAV for the Class T shares, Class S shares, Class D shares and Class I shares per annum payable monthly. Additionally, to the extent that the Operating Partnership issues Operating Partnership units to parties other than us, the Operating Partnership will pay the Adviser a management fee equal to 1.00% of the NAV of the Operating Partnership attributable to such Class T, Class S, Class D and Class I Operating Partnership units not held by us per annum payable monthly. In calculating our management fee, we will use our NAV before giving effect to accruals for the management fee, performance participation allocation, stockholder servicing fees or distributions payable on our shares. The value of any investment in JPM-Advised Funds with respect to which we incur a management fee will be excluded from our NAV for the purposes of calculating the management fee payable to the Adviser. We do not pay the Adviser a management fee with respect to the Class E shares or Class E units and as a result, it is a class-specific expense.

The management fee may be paid, at the Adviser’s election, in cash, Class I shares, Class E shares, Class I units or Class E units. The Adviser’s ability to elect to receive shares of our common stock or Operating Partnership units serves as a benefit to our Company for cash management purposes and further align the Adviser’s interests with our stockholders. Any requests by the Adviser for repurchase of its shares or units will be consistent with the Adviser’s fiduciary duties to us and our stockholders.

The Adviser previously agreed to waive its management fee through December 31, 2022, thus we incurred no management fee expense during the fiscal year ended December 31, 2022.

Expense reimbursement

Under the Advisory Agreement, and subject to the limitations described below under "—Reimbursement by the Adviser," the Adviser is entitled to reimbursement of all costs and expenses incurred by it or its affiliates on our behalf, provided that the Adviser is responsible for the expenses related to any and all personnel of the Adviser who provide investment advisory services to us pursuant to the Advisory Agreement (including, without limitation, each of our executive officers and any directors who are also directors, officers or employees of the Adviser or any of its affiliates), including, without limitation, salaries, bonus and other wages, payroll taxes and the cost of employee benefit plans of such personnel, and costs of insurance with respect to such personnel. Without limiting the generality of the foregoing, costs eligible for reimbursement include out-of-pocket costs and expenses the Adviser incurs in connection with the services it provides to us related to (1) legal, accounting, printing, mailing and subscription processing fees and other expenses attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by the Adviser (as described further below), (2) the actual cost of goods and services used by us and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other services providers, and brokerage fees paid in connection with the purchase and sale of investments and securities, (3) expenses of managing and operating our properties, whether payable to an affiliate or a non-affiliated person, and (4) out-of-pocket expenses in connection with the selection, evaluation, structuring, acquisition, origination, financing and development of properties and real estate-related securities, whether or not such investments are acquired. Such out-of-pocket costs and expenses will include expenses relating to compliance-related matters and regulatory filings relating to our activities (including, without limitation, expenses relating to the preparation and filing of Form ADV, reports to be filed with the CFTC, reports, disclosures, and other regulatory filings of the Adviser and its affiliates relating to our activities (including our pro rata share of the costs of the Adviser and its affiliates of regulatory expenses that relate to us and Other J.P. Morgan Accounts)).

The Adviser will advance on our behalf certain operating expenses through the earlier of (i) the first date that our NAV reaches $500 million and (ii) December 31, 2023. We will reimburse the Adviser for all such advanced operating expenses ratably over the 60 months following such date.

We reimburse the Adviser for any organization and offering expenses associated with this offering that it incurs on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent and platform service providers, and expense reimbursements for actual costs incurred by employees of the Dealer Manager in the performance of wholesaling activities, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) as and when incurred. The Adviser currently pays wholesaling compensation expenses and certain related expenses of persons associated with the Dealer Manager without reimbursement from us. After the termination of the primary offering and again after termination of the Offering under our distribution reinvestment plan, the Adviser has agreed to reimburse us to the extent that the organization and offering expenses that we incur exceed 15% of our gross proceeds from the applicable offering.

The Adviser will advance our organization and offering expenses on our behalf through the first anniversary of the commencement of this offering. We will reimburse the Adviser for all such advanced expenses ratably in 60 equal monthly installments following the first anniversary of the commencement of this offering. After the first anniversary of the commencement of this offering, we will reimburse the Adviser for any organization and offering expenses that it incurs on our behalf as and when incurred.

During the fiscal year ended December 31, 2022, we had $10.0 million of organization, offering and operating costs to be reimbursed to the Adviser.

Reimbursement by the Adviser

Commencing with the first four fiscal quarters after July 22, 2022 the Adviser will reimburse us for any expenses that cause our Total Operating Expenses in any four consecutive fiscal quarters to exceed the greater of: (1) 2% of our Average Invested Assets and (2) 25% of our Net Income.

For purposes of these limits:

•
"Total Operating Expenses" are all costs and expenses paid or incurred by us, as determined under GAAP, including the management fee and the performance participation, but excluding: (i) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and listing of our capital stock, (ii) property-level expenses incurred at each property, (iii) interest payments, (iv) taxes, (v) non-cash expenditures such as depreciation, amortization and bad debt reserves, (vi) incentive fees paid in compliance with our charter, (vii) acquisition fees and acquisition expenses related to the selection and acquisition of assets, whether or not a property is actually acquired, (viii) real estate commissions on the sale of property and (ix) other fees and expenses connected with the acquisition, disposition and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property).
•
"Average Invested Assets" means, for any period, the average of the aggregate book value of our assets, invested, directly or indirectly, in equity interests in and loans secured by real estate, including all properties, mortgages and real estate-related securities and consolidated and unconsolidated joint ventures or other partnerships, before deducting depreciation, amortization, bad debt reserves or other non-cash reserves, computed by taking the average of such values at the end of each month during such period.
•
"Net Income" means, for any period, total revenues applicable to such period, less the total expenses applicable to such period other than additions to, or allowances for, non-cash charges such as depreciation, amortization, impairments and reserves for bad debt or other similar non-cash reserves.

Notwithstanding the foregoing, to the extent that our Total Operating Expenses exceed these limits, and the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors that they deem sufficient, the Adviser would not be required to reimburse us. Within 60 days after the end of any fiscal quarter for which our Total Operating Expenses for the four consecutive fiscal quarters then ended exceed these limits and our independent directors approve such excess amount, we will send our stockholders a written disclosure of such fact, or will include such information in our next quarterly report on Form 10-Q or in a current report on Form 8-K filed with the SEC, together with an explanation of the factors our independent directors considered in arriving at the conclusion that such excess expenses were justified. In addition, our independent directors will review at least annually the total fees and expense reimbursements for operating expenses paid to the Adviser and its affiliates to determine if they are reasonable in light of our performance, our net assets and our net income and the fees and expenses of other comparable unaffiliated REITs. Each such determination will be recorded in the minutes of a meeting of the independent directors.

For the year ended December 31, 2022, our Total Operating Expenses were 1.1% of our Average Invested Assets and we had a net loss.

Performance Participation

So long as the Advisory Agreement has not been terminated, the Special Limited Partner will hold a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership equal to 12.5% of the Total Return, subject to a 5% Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined below). Such allocation will be measured on a calendar year basis, made quarterly and accrued monthly. The performance participation interest is not paid on the Class E units, and as a result, it is a class-specific expense.

Promptly following the end of each calendar quarter that is not also the end of a calendar year, the Special Limited Partner will be entitled to a performance participation allocation as described above calculated in respect of the portion of the year to date, less any performance participation allocation received with respect to prior quarters in that year (the "Quarterly Allocation"). The performance participation allocation that the Special Limited Partner is entitled to receive at the end of each calendar year will be reduced by the cumulative amount of Quarterly Allocations that year. In addition, the distributions payable to the Special Limited Partner with respect to its performance participation allocation with respect to any calendar year, if any, will be reduced (but not below zero) by the amount of any direct or indirect performance fee or incentive allocation we incur as an investor in any JPM-Advised Funds with respect to that calendar year.

Specifically, the Special Limited Partner will be allocated a performance participation in an amount equal to:

•
First, if the Total Return for the applicable period exceeds the sum of (i) the Hurdle Amount for that period and (ii) the Loss Carryforward Amount (any such excess, "Excess Profits"), 100% of such annual Excess Profits until the total amount allocated to the Special Limited Partner equals 12.5% of the sum of (x) the Hurdle Amount for that period and (y) any amount allocated to the Special Limited Partner pursuant to this clause (this is commonly referred to as a "Catch-Up"); and
•
Second, to the extent there are remaining Excess Profits, 12.5% of such remaining Excess Profits.

"Total Return" for any period since the end of the prior calendar year shall equal the sum of:

(i)
all distributions accrued or paid (without duplication) on the Class T units, Class S units, Class D units and Class I units (collectively referred to as, the "Performance Participation OP Units") outstanding at the end of such period since the beginning of the then-current calendar year, plus
(ii)
the change in aggregate NAV of such units since the beginning of the year, before giving effect to (x) changes resulting solely from the proceeds of issuances of Performance Participation OP Units, (y) any allocation/accrual to the performance participation interest and (z) applicable stockholder servicing fee expenses (including any payments made to us for payment of such expenses).

For the avoidance of doubt, the calculation of Total Return will (i) include any appreciation or depreciation in the NAV of units issued during the then-current calendar year but (ii) exclude the proceeds from the initial issuance of such units.

"Hurdle Amount" for any period during a calendar year means that amount that results in a 5% annualized internal rate of return on the NAV of the Performance Participation OP Units outstanding at the beginning of the then-current calendar year and all Performance Participation OP Units issued since the beginning of the then-current calendar year, taking into account the timing and amount of all distributions accrued or paid (without duplication) on all such units and all issuances of Performance Participation OP Units over the period and calculated in accordance with recognized industry practices. The ending NAV of the Performance Participation OP Units used in calculating the internal rate of return will be calculated before giving effect to any allocation/accrual to the performance participation interest and applicable stockholder servicing fee expenses, provided that the calculation of the Hurdle Amount for any period will exclude any Performance Participation OP Units repurchased during such period, which units will be subject to the performance participation allocation upon repurchase as described below.

Except as described in Loss Carryforward below, any amount by which Total Return falls below the Hurdle Amount will not be carried forward to subsequent periods.

"Loss Carryforward Amount" shall initially equal zero and shall cumulatively increase by the absolute value of any negative annual Total Return and decrease by any positive annual Total Return, provided that the Loss Carryforward Amount shall at no time be less than zero and provided further that the calculation of the Loss Carryforward Amount will exclude the Total Return related to any Performance Participation Units repurchased during such year, which units will be subject to the performance participation allocation upon repurchase as described below. The effect of the Loss Carryforward Amount is that the recoupment of past annual Total Return losses will offset the positive annual Total Return for purposes of the calculation of the Special Limited Partner’s performance participation. This is referred to as a "High-Water Mark."

The Special Limited Partner will also be allocated a performance participation with respect to all Performance Participation OP Units that are repurchased at the end of any month (in connection with repurchases of our shares in our share repurchase plan) in an amount calculated as described above with the relevant period being the portion of the year for which such unit was outstanding, and proceeds for any such unit repurchase will be reduced by the amount of any such performance participation.

If a Quarterly Allocation is made and at the end of a subsequent calendar quarter in the same calendar year the Special Limited Partner is entitled to less than the previously received Quarterly Allocation(s) (a "Quarterly Shortfall"), then subsequent distributions of any Quarterly Allocations or year-end performance participation allocations in that calendar year will be reduced by an amount equal to such Quarterly Shortfall, until such time as no Quarterly Shortfall remains. If all or any portion of a Quarterly Shortfall is not applied pursuant to the previous sentence by the end of such calendar year, distributions of any Quarterly Allocations and year-end performance participation allocations in the subsequent four calendar years will be reduced by (i) the remaining Quarterly Shortfall plus (ii) an annual rate of 5% on the remaining Quarterly Shortfall measured from the first day of the calendar year following the year in which the Quarterly Shortfall arose and compounded quarterly (collectively, the "Quarterly Shortfall Obligation") until such time as no Quarterly Shortfall Obligation remains; provided, that the Special Limited Partner (or its affiliate) may make a full or partial cash payment to reduce the Quarterly Shortfall Obligation at any time; provided, further, that if any Quarterly Shortfall Obligation remains following such subsequent four calendar years, then the Special Limited Partner (or its affiliate) will promptly pay the Operating Partnership the remaining Quarterly Shortfall Obligation in cash.

Distributions on the performance participation interest may be payable in cash, Class E units or Class I units at the election of the Special Limited Partner. If the Special Limited Partner elects to receive such distributions in Class E units or Class I units, the Special Limited Partner may request the Operating Partnership to repurchase such Class E units or Class I units from the Special Limited Partner at a later date. The Operating Partnership will repurchase any such units for cash (at the Special Limited Partner’s election) unless our board of directors determines that any such repurchase for cash would be prohibited by applicable law or the partnership agreement, in which case, such Class E units or Class I units will be repurchased for Class E shares or Class I shares with an aggregate NAV equivalent to the aggregate NAV of such Class E units or Class I units. Any such repurchase requests will not be subject to the Early Repurchase Deduction, but, if such units are redeemed for shares of our common stock, such shares of common stock will be subject to the same repurchase limits that exist under our share repurchase plan. The Special Limited Partner did not earn any performance participation interest for the year ended December 31, 2022.

Independent Directors’ Review of Compensation

Our independent directors evaluate at least annually whether the compensation that we contract to pay to the Adviser is reasonable in relation to the nature and quality of services performed and that such compensation is within the limits prescribed by our charter. Our independent directors supervise the performance of the Adviser and the compensation we pay to it to determine that the provisions of the Advisory Agreement are being carried out. This evaluation is based on the factors set forth below, as well as any other factors deemed relevant by the independent directors:

•
the amount of fees paid to the Adviser in relation to the size, composition and performance of our investments;
•
the success of the Adviser in generating investments that meet our investment objectives;
•
rates charged to other externally advised REITs and other similar investment entities by advisors performing similar services;
•
additional revenues realized by the Adviser and its affiliates through their advisory relationship with us (including the performance participation allocation paid to the Special Limited Partner);
•
the quality and extent of the services and advice furnished by the Adviser;
•
the performance of the assets, including income, conservation or appreciation of capital, frequency of problem investments and competence in dealing with distress situations; and
•
the quality of our portfolio in relationship to the investments generated by the Adviser for its own account.

We have agreed to indemnify and hold harmless the Adviser and its affiliates performing services for us from specific claims and liabilities arising out of the performance of their obligations under the Advisory Agreement, subject to certain limitations. See "—Limited Liability and Indemnification of Directors, Officers, the Adviser and Other Agents" below.

Dealer Manager Agreement

We entered into the Dealer Manager Agreement with the Dealer Manager in connection with the Offering, pursuant to which the Dealer Manager will agree to, among other things, manage our relationships with third-party broker-dealers engaged by the Dealer Manager to participate in the distribution of shares of our common stock, which we refer to as "participating broker-dealers," and other intermediaries and investment professionals. The Dealer Manager also coordinates our marketing and distribution efforts with participating broker-dealers, their registered representatives and other investment professionals with respect to communications related to the terms of the Offering, our investment strategies, material aspects of our operations and subscription procedures. We do not pay referral or similar fees to any accountants, attorneys or other persons in connection with the distribution of our shares. The payments the Dealer Manager makes to participating broker-dealers and other intermediaries and financial professionals may create a conflict of interest by influencing the broker-dealer, intermediary or financial professional to recommend investing in our shares over another investment.

Upfront selling commissions and dealer manager fees

Subject to any discounts, the Dealer Manager is entitled to receive (1) upfront selling commissions of up to 3.0%, and dealer manager fees of up to 0.5% of the NAV per share of each Class T share sold in the primary offering, (2) upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering and (3) upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the primary offering. The Dealer Manager anticipates that all or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed (paid) to, participating broker-dealers. There were no upfront selling commissions or dealer manager fees paid during the year ended December 31, 2022.

Stockholder servicing fees

Subject to FINRA limitations on underwriting compensation and certain other limitations described below, we pay the Dealer Manager selling commissions over time as a stockholder servicing fee (i) with respect to our outstanding Class T shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class T shares, consisting of an investment professional stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares; however, with respect to Class T shares sold through certain participating broker-dealers, the adviser stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares, (ii) with respect to our outstanding Class S shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class S shares and (iii) with respect to our outstanding Class D shares equal to 0.25% per annum of the aggregate NAV of our outstanding Class D shares. We do not pay a stockholder servicing fee with respect to our outstanding Class I shares or Class E shares. The stockholder servicing expenses borne by the participating brokers may be different from and substantially less than the amount of stockholder servicing fees charged.

The stockholder servicing fees are paid monthly in arrears. The Dealer Manager reallows (pay) all or a portion of the stockholder servicing fees to participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers and will waive stockholder servicing fees to the extent a broker-dealer is not eligible to receive it for failure to provide such services as otherwise determined by the Dealer Manager. Because the stockholder servicing fees with respect to Class T shares, Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under our distribution reinvestment plan. To the extent a stockholder holds Class T shares, Class S shares or Class D shares and his or her financial advisor is not eligible to receive the stockholder servicing fee, such stockholder will still bear a portion of the overall stockholder servicing fees through the NAV of the share class or through reduced distributions because such fees are a class-specific expense.

We will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share held in a stockholder’s account at the end of the month in which the Dealer Manager in conjunction with the transfer agent determines that total upfront selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder within such account would exceed, in the aggregate, 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in the applicable agreement between the Dealer Manager and a participating broker-dealer at the time such Class T shares were issued) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under our distribution reinvestment plan upon the reinvestment of distributions paid with respect thereto or with respect to any shares issued under our distribution reinvestment plan directly or indirectly attributable to such shares). At the end of such month, such Class T share, Class S share or Class D share will convert into a number of Class I shares (or fraction thereof), each with an equivalent aggregate NAV as such shares.

In connection with the private offering of Class E shares and Class I shares, we entered into a separate dealer manager agreement with the Dealer Manager (the "Private Offering Dealer Manager Agreement"), which provides for the distribution of Class E shares and Class I shares in the private offering through registered investment advisers selected by the Dealer Manager. No fees or other compensation (other than the customary reimbursement of expenses and indemnification) are payable to the Dealer Manager under the Private Offering Dealer Manager Agreement. There were no stockholder servicing fees paid to the Dealer Manager during the year ended December 31, 2022.

Adviser Class E Repurchases

JPMIM has agreed to hold all of the Class E shares and Class E units it purchases pursuant to its capital commitment as part of the Initial Capitalization (the "JPM Initial Capitalization") until the earlier of (i) the first date that the Company’s NAV reaches $1.5 billion and (ii) July 22, 2025, the third anniversary of the commencement of the Offering. Following such date, each month we will repurchase, without further action by JPMIM (each, a "JPM Mandatory Repurchase"), a number of Class E shares or Class E units from JPMIM in an amount equal to the amount available under our share repurchase plan’s 2% monthly and 5% quarterly caps after satisfying repurchase requests from investors who purchase shares pursuant to the Offering and other holders of shares that are otherwise subject to repurchase under our share repurchase plan, until such time as the JPM Initial Capitalization has been fully repurchased; provided, that the number of shares subject to each JPM Mandatory Repurchase may be reduced where other holders of the Company’s Class E shares that were issued pursuant to the Initial Capitalization and are not subject to repurchase under the Company’s share repurchase plan request repurchase of their shares, in which case the Class E shares held by JPMIM and such other investors will be repurchased on a pro rata basis based on their respective percentage ownership in the Company immediately prior to such repurchase (not to exceed an aggregate number of shares equal to the amount available under the Company’s share repurchase plan’s 2% monthly and 5% quarterly caps). Notwithstanding the foregoing, we will not affect any JPM Mandatory Repurchase during any month in which the full amount of all shares requested to be repurchased by stockholders other than JPMIM under our share repurchase plan is not repurchased or when our share repurchase plan has been suspended.

In addition, subject to certain exceptions, at any time where the shares of our common stock and Operating Partnership units owned by JPMIM, together with any such shares and Operating Partnership units owned by its affiliates, including any shares or units issued in lieu of cash management fees payable to the Adviser or the performance participation payable to the Special Limited Partner (such aggregate ownership, the “JPM Interest”), represent a 24.99% or lesser interest in us, we will, or will cause the Operating Partnership to, automatically and without further action by JPMIM, repurchase or redeem, as applicable, an amount of shares or Operating Partnership units from JPMIM as may be necessary to cause the JPM Interest to remain equal to or less than 24.99%. To the extent the Adviser elects to receive its management fee in shares of our common stock or Operating Partnership units, we may repurchase those shares or units without regard to the limitations described above or the Early Repurchase Deduction.

Limited Liability and Indemnification of Directors, Officers, the Adviser and Other Agents

Our organizational documents generally limit the personal liability of our stockholders, directors and officers for monetary damages and require us to indemnify and advance expenses to our directors, our officers and the Adviser and any of its affiliates acting as our agents subject to the limitations of the NASAA REIT Guidelines and Maryland law. Maryland law permits a corporation to include in its charter a provision limiting the liability of directors and officers to the corporation and its stockholders for money damages, except for liability resulting from actual receipt of an improper benefit or profit in money, property or services or active and deliberate dishonesty established by a final judgment which is material to the cause of action. The MGCL requires a corporation (unless its charter provides otherwise, which our charter does not) to indemnify a director or officer who has been successful, on the merits or otherwise, in the defense of any proceeding to which he or she is made or threatened to be made a party by reason of his or her service in that capacity. The MGCL allows directors and officers to be indemnified against judgments, penalties, fines, settlements and reasonable expenses actually incurred in connection with a proceeding unless the following can be established:

•
an act or omission of the director or officer was material to the cause of action adjudicated in the proceeding, and was committed in bad faith or was the result of active and deliberate dishonesty;
•
the director or officer actually received an improper personal benefit in money, property or services; or
•
with respect to any criminal proceeding, the director or officer had reasonable cause to believe his or her act or omission was unlawful.

A court may order indemnification if it determines that the director or officer is fairly and reasonably entitled to indemnification, even though the director or officer did not meet the prescribed standard of conduct or was adjudged liable on the basis that personal benefit was improperly received. However, indemnification for an adverse judgment in a suit by the corporation or in its right, or for a judgment of liability on the basis that personal benefit was improperly received, is limited to expenses. The MGCL permits a corporation to advance reasonable expenses to a director or officer upon receipt of a written affirmation by the director or officer of his or her good faith belief that he or she has met the standard of conduct necessary for indemnification and a written undertaking by him or her or on his or her behalf to repay the amount paid or reimbursed if it is ultimately determined that the standard of conduct was not met. In addition to the above limitations of the MGCL, our charter provides that our directors, the Adviser and its affiliates may be indemnified for losses or liability suffered by them or held harmless for losses or liability suffered by us only if all of the following conditions are met:

•
the indemnitee determined, in good faith, that the course of conduct which caused the loss or liability was in our best interest;
•
the indemnitee was acting on our behalf or performing services for us;
•
in the case of affiliated directors, the Adviser, its affiliates or our affiliates, the liability or loss was not the result of negligence or misconduct; and
•
in the case of our independent directors, the liability or loss was not the result of gross negligence or willful misconduct.

In addition, any indemnification or any agreement to hold harmless is recoverable only out of our net assets and not from our stockholders.

Our charter also provides that we may not provide indemnification to a director, the Adviser or any of the Adviser’s or our affiliates for any loss, liability or expense arising from or out of an alleged violation of federal or state securities laws by such party unless one or more of the following conditions are met:

•
there has been a successful adjudication on the merits of each count involving alleged securities law violations as to the party seeking indemnification;
•
such claims have been dismissed with prejudice on the merits by a court of competent jurisdiction as to such party; or
•
a court of competent jurisdiction approves a settlement of the claims against such party and finds that indemnification of the settlement and the related costs should be made, and the court considering the request for indemnification has been advised of the position of the SEC and of the published position of any state securities regulatory authority in which our securities were offered or sold as to indemnification for violations of securities laws.

Finally, our charter provides that we may pay or reimburse reasonable legal expenses and other costs incurred by our directors, the Adviser and its or our affiliates in advance of final disposition of a proceeding only if all of the following are satisfied:

•
the proceeding relates to acts or omissions with respect to the performance of duties or services on our behalf;
•
the indemnitee provides us with written affirmation of his or her good faith belief that he or she has met the standard of conduct necessary for indemnification;
•
the legal proceeding was initiated by a third party who is not a stockholder or, if by a stockholder acting in his or her capacity as such, a court of competent jurisdiction approves such advancement; and
•
the indemnitee provides us with a written agreement to repay the amount paid or reimbursed, together with the applicable legal rate of interest thereon, if it is ultimately determined that he or she did not comply with the requisite standard of conduct and is not entitled to indemnification.

We have entered into indemnification agreements with each of our directors and executive officers. Pursuant to the terms of these indemnification agreements, we must indemnify and advance expenses and costs incurred by our directors and executive officers in connection with any claims, suits or proceedings brought against such directors and executive officers as a result of their service. However, our indemnification obligation is subject to the limitations set forth in the indemnification agreements and in our charter. We also maintain a directors and officers insurance policy.

The general effect to investors of any arrangement under which any of our controlling persons, directors or officers are insured or indemnified against liability is a potential reduction in distributions resulting from our payment of premiums, deductibles and other costs associated with such insurance or, to the extent any such loss is not covered by insurance, our payment of indemnified losses. In addition, indemnification could reduce the legal remedies available to us and our stockholders against the indemnified individuals; however, this provision does not reduce the exposure of our directors and officers to liability under federal or state securities laws, nor does it limit our stockholder’s ability to obtain injunctive relief or other equitable remedies for a violation of a director’s or an officer’s duties to us or our stockholders, although the equitable remedies may not be an effective remedy in some circumstances.

The SEC and certain state securities regulators take the position that indemnification against liabilities arising under the Securities Act and state securities laws is against public policy and unenforceable.

The Operating Partnership must also indemnify us and our directors and officers and other persons we may designate against damages and other liabilities in our capacity as general partner.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors

During the period from November 15, 2021 (the date of our initial capitalization) to December 31, 2022, PricewaterhouseCoopers LLP ("PwC") served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the fiscal years ended December 31, 2022 and 2021 by our independent registered public accounting firm, PwC, were as follows:

For the Year Ended
December 31, 2022
Audit fees (1)	$813
Audit-related fees (2)	2
Tax fees	106
All other fees	—
Total	$921

(1) Audit fees include amounts billed to us related to annual financial statement audit work, quarterly financial statement reviews and reviews of SEC registration statements.

(2) Audit-related fees include amounts billed to us for accounting research tools.

Audit Committee Pre-Approval Policies and Procedures

In accordance with our Audit Committee pre-approval policy, all audit services performed for us by our independent registered public accounting firm were pre-approved by the Audit Committee of our board of directors.

The pre-approval policy provides for categorical pre-approval of specified audit and permissible non-audit services. Services to be provided by the independent registered public accounting firm that are not within the category of pre-approved services must be approved by the Audit Committee prior to engagement, regardless of the service being requested or the dollar amount involved.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate to management its responsibilities to pre-approve services to be performed by the independent registered public accounting firm.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1

Articles of Amendment and Restatement of J.P. Morgan Real Estate Income Trust, Inc., dated June 2, 2022 (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-265588) filed on June 14, 2022 and incorporated herein by reference)

3.2

Certificate of Correction of Articles of Amendment and Restatement of J.P. Morgan Real Estate Income Trust, Inc., dated June 2, 2022 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-265588) filed on June 14, 2022 and incorporated herein by reference)

3.3

Bylaws of J.P. Morgan Real Estate Income Trust, Inc. (filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 (File No. 333-265588) filed on June 14, 2022 and incorporated herein by reference)

4.1

Distribution Reinvestment Plan (included in Appendix B to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-265588) filed on July 6, 2022 and incorporated herein by reference)

10.1

Advisory Agreement, dated May 31, 2022, by and among J.P. Morgan Real Estate Income Trust, Inc., J.P. Morgan REIT Operating Partnership, L.P. and J.P. Morgan Investment Management Inc. (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-265588) filed on June 14, 2022 and incorporated herein by reference)

10.2

Amended and Restated Limited Partnership Agreement of J.P. Morgan REIT Operating Partnership, L.P., dated September 30, 2022 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 7, 2022 and incorporated herein by reference)

10.3

Subscription Agreement, dated February 23, 2022, by and among J.P. Morgan Investment Management Inc. and J.P. Morgan Real Estate Income Trust, Inc. (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11 (File No. 333-265588) filed on June 14, 2022 and incorporated herein by reference)

10.4

Amendment to Subscription Agreement, dated May 26, 2022, by and among J.P. Morgan Real Estate Income Trust, Inc., J.P. Morgan REIT Operating Partnership, L.P. and J.P. Morgan Investment Management Inc. (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-11 (File No. 333-265588) filed on June 14, 2022 and incorporated herein by reference)

10.5+

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
10.7

Independent Director Restricted Stock Plan (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-11 (File No. 333-265588) filed on June 14, 2022 and incorporated herein by reference)

10.8

Form of Restricted Stock Award Certificate (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-11 (File No. 333-265588) filed on June 14, 2022 and incorporated herein by reference

10.9

Independent Director Compensation Policy (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-11 (File No. 333-265588) filed on June 14, 2022 and incorporated herein by reference)

10.10

Credit Agreement dated August 31, 2022, by and among J.P. Morgan REIT Operating Partnership, L.P., J.P. Morgan Real Estate Income Trust, Inc. and U.S. Bank National Association (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 2, 2022 and incorporated herein by reference)

10.11

Letter Agreement dated January 17, 2023, by and among J.P. Morgan REIT Operating Partnership, L.P., J.P. Morgan Real Estate Income Trust, Inc. and U.S. Bank National Association (filed as Exhibit 10.2 to the Registrant’s Exhibits-Only Post-Effective Amendment No. 1 to Form S-11 (File No. 333-265588) filed on March 17, 2023 and incorporated herein by reference)

21.1*	Subsidiaries of the Registrant
24.1*	Power of Attorney (included in signature page to this Annual Report on Form 10-K)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1

Policy with Respect to Repurchase of Adviser Class E Shares dated August 12, 2022 (filed as Exhibit 99.1 to the Registrant’s Exhibits-Only Post-Effective Amendment No. 1 to Form S-11 (File No. 333-265588) filed on March 17, 2023 and incorporated herein by reference)

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

* Filed herewith.

** Furnished herewith

+ Certain identified confidential information has been redacted from this exhibit because it is both (i) not material and (ii) is the type that the registrant treats as private or confidential.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.P. Morgan Real Estate Income Trust, Inc.

Date: March 29, 2023	By:	/s/ Michael P. Kelly
Michael P. Kelly
Chairperson of the Board and Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned officers and directors of J.P. Morgan Real Estate Income Trust, Inc., hereby several constitute Michael P. Kelly, Lawrence A. Goodfield, Jr. and Christian P. Porwoll, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report, and generally to do all such things in our names and in our capacities as officers and directors to enable J.P. Morgan Real Estate Income Trust, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the SEC, hereby ratifying and confirming our signature as they may be signed by our said attorneys, or any of them, to said Annual Report and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael P. Kelly	Chairperson of the Board and Chief Executive Officer	March 29, 2023
Michael P. Kelly

/s/ Lawrence A. Goodfield Jr.	Chief Financial Officer and Treasurer	March 29, 2023
Lawrence A. Goodfield Jr.

/s/ Randy A. Daniels	Independent Director	March 29, 2023
Randy A. Daniels

/s/ Justin M. Murphy	Independent Director	March 29, 2023
Justin M. Murphy

/s/ Yvonne D. Nelson	Independent Director	March 29, 2023
Yvonne D. Nelson

/s/ William L. Ramseyer	Lead Independent Director	March 29, 2023
William L. Ramseyer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy materials have been sent to our stockholders for the period covered by this Annual Report on Form 10-K. If a proxy statement is delivered to more than ten of our stockholders with respect to an annual or other meeting of stockholders, copies of such materials will be furnished to the SEC at that time. We will deliver to our stockholders a copy of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of J.P. Morgan Real Estate Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of J.P. Morgan Real Estate Income Trust, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and December 31, 2021, the related consolidated statement of operations for the year ended December 31, 2022, and the consolidated statements of changes in equity and of cash flows for the year ended December 31, 2022 and the period from November 5, 2021 to December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from November 5, 2021 to December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 29, 2023

We have served as the Company’s auditor since 2021.

PART I—FINANCIAL INFORMATION

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,	December 31,
	2022	2021
ASSETS
Investments in real estate, net	$199,429	$—
Investment in real estate debt	16,825	—
Investment in real estate-related securities	1,842	—
Intangible assets, net	3,767	—
Cash	5,660	200
Restricted cash	128	—
Deposits on real estate	5,494	—
Other assets, net	1,167	—
Total assets	$234,312	$200
LIABILITIES AND EQUITY
Secured credit facility	$40,200	$—
Mortgage notes, net	113,760	—
Intangible liabilities, net	1,800	—
Mandatorily redeemable Class E units	45,784	—
Due to affiliate	9,970	—
Accrued expenses and other liabilities	4,852	—
Total liabilities	$216,366	$—

Commitments and Contingencies (Note 16)

Equity
Common stock- Class E shares, $0.01 par value per share, 600,000 shares authorized, 2,361 and 20 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	$24	$—
Common stock- Class T shares, $0.01 par value per share, 600,000 shares authorized, 0 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Common stock- Class S shares, $0.01 par value per share, 600,000 shares authorized, 0 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Common stock- Class D shares, $0.01 par value per share, 600,000 shares authorized, 0 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Common stock- Class I shares, $0.01 par value per share, 600,000 shares authorized, 57 and 0 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	1	—
Preferred stock- $0.01 par value per share, 100,000 shares authorized, 0 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in-capital	19,427	200
Accumulated deficit	(3,814)	—
Total stockholders' equity	$15,638	$200
Non-controlling interests in consolidated joint ventures	2,308	—
Total equity	$17,946	$200
Total liabilities and equity	$234,312	$200

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statement of Operations

(in thousands, except per share data)

For the Year Ended
December 31, 2022
Revenues
Rental revenue	$2,066
Total revenues	2,066
Expenses
Rental property operating	561
General and administrative	2,799
Depreciation and amortization	1,076
Total expenses	4,436
Other income (expense), net
Income from investment in real estate debt	545
Income from investment in real estate-related securities	8
Mandatorily redeemable Class E units interest costs	(376)
Interest expense	(1,349)
Other income (expenses), net	(211)
Total other income (expense), net	(1,383)
Net loss	$(3,753)
Net loss attributable to non-controlling interests in consolidated joint ventures	(21)
Net loss attributable to JPMREIT stockholders	$(3,732)
Net loss per share of common stock - basic and diluted	$(5.22)
Weighted-average shares of common stock outstanding - basic and diluted	715

The Company was formed on November 5, 2021 and commenced the Offering on July 22, 2022; accordingly, there were no operations during the period ended December 31, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statements of Changes in Equity

(in thousands)

	Par Value
	Common Stock Class E	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Equity	Non-Controlling Interests	Total Equity
Balance at November 5, 2021	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	—	—	—	—
Common stock issued	—	—	—	—	—	200	—	200	—	200
Balance at December 31, 2021	$—	$—	$—	$—	$—	$200	$—	$200	$—	$200
Net loss	—	—	—	—	—	—	(3,732)	(3,732)	(21)	(3,753)
Common stock issued	24	—	—	—	1	23,985	—	24,010	—	24,010
Distributions declared on common stock	—	—	—	—	—	—	(81)	(81)	—	(81)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	2,329	2,329
Offering costs	—	—	—	—	—	(4,804)	—	(4,804)	—	(4,804)
Amortization of restricted stock grants	—	—	—	—	—	45	—	45	—	45
Balance at December 31, 2022	$24	$—	$—	$—	$1	$19,426	$(3,813)	$15,638	$2,308	$17,946
The Company was formed on November 5, 2021 and commenced the Offering on July 22, 2022, accordingly, there were no operations during the period ended December 31, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31, 2022	For the Period from November 5, 2021 through December 31, 2021
Cash flow from operating activities:
Net loss	$(3,753)	$—

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,076	—
Amortization of below market lease	(28)	—
Amortization of deferred financing costs	193	—
Amortization of restricted stock grants	45	—
Market adjustment of mandatorily redeemable Class E units	224	—
Change in assets and liabilities:
(Increase) / decrease in other assets	(638)	—
Increase / (decrease) in due to affiliates	2,977	—
Increase/ (decrease) in accrued expenses and other liabilities	1,038	—
Net cash provided by operating activities	1,134	—

Cash flow from investing activities:
Acquisitions of real estate	(168,885)	—
Deposit on real estate acquisition	(5,494)	—
Purchase of investments in real estate debt	(16,825)	—
Purchase of real estate-related securities	(1,842)	—
Net cash used in investing activities	(193,046)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	24,010	200
Proceeds from issuance of mandatorily redeemable Class E units	45,560	—
Contributions from non-controlling interests	2,329	—
Proceeds from secured credit facility	41,700	—
Repayment of secured credit facility	(1,500)	—
Payment of deferred financing costs on secured credit facility	(130)	—
Proceeds from mortgage notes	86,439	—
Payment of deferred financing costs on mortgage notes	(908)	—
Net cash provided by financing activities	197,500	200

Net change in cash:	5,588	200
Cash and restricted cash, at the beginning of the period	200	—
Cash and restricted cash, at the end of the period	$5,788	$200
Cash and restricted cash, end of year per financials	$5,788	$200

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31, 2022	For the Period from November 5, 2021 through December 31, 2021
Reconciliation of cash and restricted cash to the Consolidated Balance Sheets:
Cash	$5,660	$200
Restricted cash	128	—
Total cash and restricted cash	$5,788	$200

Supplemental disclosure of cash flow information:
Cash paid for interest	$427	$—

Supplemental disclosure of non-cash investing and financing activities:
Assumption of mortgage note in conjunction with acquisition in real estate	$28,512	$—
Accrued offering costs due to affiliate	$4,804	$—
Accrued loan costs due to affiliate	$678	$—
Accrued distributions	$81	$—
Other accrued costs due to affiliate	$1,305	$—
Accrued acquisition costs	$643	$—
Accrued capex	$103	$—

The Company was formed on November 5, 2021 and commenced the Offering on July 22, 2022, accordingly, there were no operations during the period ended December 31, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

1. Organization and Business Purpose

J.P. Morgan Real Estate Income Trust, Inc. (the "Company" or "JPMREIT") was formed on November 5, 2021 as a Maryland corporation and intends to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes. The Company was organized to invest primarily in stabilized, income-generating real estate properties, and to a lesser extent, real estate debt and real estate-related securities. The Company is the sole general partner of J.P. Morgan REIT Operating Partnership, L.P., a Delaware limited partnership ("JPMREIT OP" or "Operating Partnership"). J.P. Morgan REIT OP Special Limited Partner, L.P. (the "Special Limited Partner"), an affiliate of J.P. Morgan Investment Management Inc. (the "Adviser" or "JPMIM" and together with its affiliates "J.P. Morgan"), owns a special limited partner interest in JPMREIT OP. Substantially all of the Company’s business is conducted through JPMREIT OP. The Company and JPMREIT OP are externally managed by JPMIM.

As of December 31, 2022, the Company owned four real estate properties consisting of three multifamily properties, one industrial property, one position in a real estate debt investment and an investment in real estate-related securities. The Company currently operates in three reportable segments: multifamily, industrial and investments in real estate debt. See Note 15 for a description of the Company's segment reporting.

2. Capitalization

On July 6, 2022, the Company filed a Registration Statement on Form S-11 to register with the SEC an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the "Offering"). The Company intends to sell any combination of four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and ongoing stockholder servicing fees. The initial per share purchase price for the Company’s shares of common stock sold in its primary offering will be equal to the most recently determined net asset value ("NAV") per share for the Class E common stock sold in the Company’s private offering (which is deemed to be $10.00 until the last calendar day of the month during which the Company makes its first investment), plus, for Class T shares, Class S shares and Class D shares only, applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share for each class of the Company’s common stock will vary and will generally equal the prior month’s NAV of the Company per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees. The Registration Statement on Form S-11 related to the Offering was declared effective by the SEC on July 22, 2022.

On November 15, 2021, the Company was capitalized with a $0.2 million investment by the Adviser in exchange for 20,000 shares of the Company’s Class E common stock. The Adviser has agreed to not sell, transfer or dispose of the shares to any party other than an affiliate of the Adviser for so long as the Adviser or its affiliate performs an advisory function for the Company.

Pursuant to a separate private offering, JPMIM has agreed to purchase $25.0 million in Class E common stock, par value $0.01 per share ("Class E shares") or Class E units of the Operating Partnership ("Class E units"), or a combination thereof, and up to an additional $75.0 million in Class E shares or Class E units. As of December 31, 2022, the Company has received $157.6 million in commitments to purchase shares of its common stock and units in the Operating Partnership ("Operating Partnership units"), including the shares and units to be purchased by JPMIM, and has sold $21.3 million in Class E shares and $45.6 million Class E units from such commitments (collectively, the "Initial Capitalization"). The Company is not required to call all of the capital commitments made by investors pursuant to the Initial Capitalization prior to their expiration. In addition, the Company sold $2.1 million Class E shares to employees of the Adviser.

JPMIM has agreed to hold all of the Class E shares and Class E units it purchases pursuant to its capital commitment as part of the Initial Capitalization (the "JPM Initial Capitalization") until the earlier of (i) the first date that the Company’s NAV reaches $1.5 billion and (ii) July 22, 2025, the third anniversary of the commencement of the Offering. Following such date, each month the Company will repurchase, without further action by JPMIM (each, a "JPM Mandatory Repurchase") (Note 13), a number of Class E shares or Class E units from JPMIM in an amount equal to the amount available under the Company’s share repurchase plan’s 2% monthly and 5% quarterly caps after satisfying repurchase requests from investors who purchase shares pursuant to the Offering and other holders of shares that are otherwise subject to repurchase under the Company’s share repurchase plan, until such time as the JPM Initial Capitalization has been fully repurchased; provided, that the number of shares subject to each JPM Mandatory Repurchase may be reduced where other holders of the Company’s Class E shares that were issued pursuant to the Initial Capitalization and are not subject to repurchase under the Company’s share repurchase plan request repurchase of their shares, in which case the Class E shares held by JPMIM and such other investors will be repurchased on a pro rata basis based on their respective percentage ownership in the Company immediately prior to such repurchase (not to exceed an aggregate number of shares equal to the amount available under the Company’s share repurchase plan’s 2% monthly and 5% quarterly caps). Notwithstanding the foregoing, the Company will not affect any JPM Mandatory Repurchase during any month in which the full amount of all shares requested to be repurchased by stockholders other than JPMIM under the Company’s share repurchase plan is not repurchased or when the Company’s share repurchase plan has been suspended.

In addition, subject to certain exceptions, where the shares of the Company’s common stock and Operating Partnership units owned by the Adviser, together with any such shares and units owned by the Adviser and its affiliates, including any shares or units issued in lieu of cash management fees payable to the Adviser or the performance participation payable to the Special Limited Partner (such aggregate ownership, the "JPM Interest") represent a 24.99% or lesser interest in the Company, the Company will, or will cause the JPMREIT OP to, automatically and without further action by the Adviser, repurchase or redeem, as applicable, an amount of shares or units from the Adviser as may be necessary to cause the JPM Interest to remain equal to or less than 24.99% (each such repurchase or redemption, a "JPM Regulatory Repurchase"). To the extent the Adviser elects to receive its management fee in shares of the Company’s common stock or Operating Partnership units, the Company may repurchase those shares or units without regard to the limitations described above or the Early Repurchase Deduction.

On May 26, 2022, JPMIM’s Subscription Agreement dated February 23, 2022 for Class E shares or Class E units was amended to provide that, if the Company receives capital commitments from investors in the private placement of Class E shares exceeding $100 million ("Other Seed Investor Commitments"), JPMIM’s commitment may, in JPMIM’s discretion, be reduced by an amount equal to (i) the aggregate amount of Other Seed Investor Commitments, minus (ii) $100 million, provided that such reduction amount will not exceed $75 million. The amendment to the Subscription Agreement also provides that the expiration of the JPMIM commitment is August 23, 2023, which is the 18-month anniversary of the date of the Subscription Agreement; provided, that following such date JPMIM may, in its discretion, elect to purchase additional Class E shares or Class E units until the earlier to occur of (i) July 22, 2025, the three-year anniversary of the date that the Company’s registration statement on Form S-11 with respect the Offering was declared effective by the SEC and (ii) the date that the Company’s NAV is at least $1.5 billion.

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited consolidated financial statements include the accounts of the Company. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the SEC.

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

There is no comprehensive income (loss) for the year ended December 31, 2022 or the period ended December 31, 2021, accordingly the statement of comprehensive income (loss) is not presented.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, the Company’s subsidiaries and joint ventures in which the Company has a controlling interest. For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities and operations of the joint ventures is included in non-controlling interests on the Company's Consolidated Balance Sheets and Consolidated Statement of Operations. The non-controlling partner’s interest is generally computed as the joint venture partner’s ownership percentage.

In determining whether the Company has a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, the Company considers whether the entity is a variable interest entity ("VIE") and whether it is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the most significant activities impacting the economic performance of the VIE and (ii) the obligation to absorb losses or receive benefits significant to the VIE. Entities that do not qualify as VIEs are generally considered voting interest entities ("VOEs”) and are evaluated for consolidation under the voting interest model. VOEs are consolidated when the Company controls the entity through a majority voting interest or other means. When the requirements for consolidation are not met and the Company has significant influence over the operations of the entity, the investment is accounted for under the equity method of accounting. Equity method investments for which the Company has not elected a fair value option ("FVO”) are initially recorded at cost and subsequently adjusted for the Company’s pro-rata share of net income, contributions and distributions. When the Company elects the FVO, the Company records its share of net asset value of the entity and any related unrealized gains and losses.

The Operating Partnership is considered to be a VIE. The Company consolidates the Operating Partnership because it has the ability to direct the most significant activities of the entities such as purchases, dispositions, financings, budgets, and overall operating plans. Where the Company does not have the power to direct the activities of the VIE that most significantly impact its economic performance, the Company’s interest for those partially owned entities are accounted for using the equity method of accounting.

The Company holds interest in two joint ventures that are each considered to be a VIE. The Company consolidated these entities because it has the ability to direct the most significant activities of the joint venture. As of December 31, 2022, the total assets and liabilities of the Company’s consolidated VIEs were $135.7 million and $89.5 million, respectively. Such amounts are included on the Company’s Consolidated Balance Sheets. The Company did not have any consolidated VIEs as of December 31, 2021.

Cash

Cash represents cash held in banks and cash on hand. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash with high credit-quality institutions to minimize credit risk exposure. The Company did not hold cash equivalents as of December 31, 2022 and December 31, 2021.

Restricted Cash

Restricted cash primarily consists of amounts in escrow related to real estate taxes and insurance in connection with mortgages at certain of the Company’s properties.

Investments in Real Estate

The Company determines whether the acquisition of a property qualifies as a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the property acquired is not a business, the Company accounts for the transaction as an asset acquisition. All property acquisitions to date have been accounted for as asset acquisitions.

Whether the acquisition of a property acquired is considered a business combination or asset acquisition, the Company recognizes the identifiable tangible and intangible assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity. In addition, for transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase. The Company expenses acquisition-related costs associated with business combinations as they are incurred and capitalizes acquisition-related costs associated with asset acquisitions.

Upon the acquisition of a property deemed to be an asset acquisition, the Company assesses the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, above-market and below-market leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocates the purchase price to the acquired assets and assumed liabilities. The Company assesses and considers fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that it deems appropriate, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends and market and economic conditions.

The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. The Company also considers an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals.

The cost of buildings and improvements includes the purchase price of the Company’s properties and any acquisition-related costs, along with any subsequent capitalized improvements to such properties.

The Company’s investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Buildings	40 years
Site improvements - buildings and land	4-15 years
Furniture, fixtures and equipment	6-11 years
Lease intangibles	Over lease term

Repairs and maintenance are expensed to operations as incurred and are included in property operating expenses on the Company’s Consolidated Statement of Operations. Significant improvements to properties are capitalized. When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income or loss for the period.

The Company records acquired above-market and below-market leases at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be received pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions.

In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related expenses. The amortization of acquired above-market and below-market leases is recorded as an adjustment to rental revenue on the Company’s Consolidated Statement of Operations. The amortization of in-place leases is recorded as an adjustment to depreciation and amortization expense on the Company’s Consolidated Statement of Operations.

The Company’s management reviews its real estate properties for impairment when there is an event or change in circumstances that indicates an impaired value. Since cash flows on real estate properties considered to be "long-lived assets to be held and used" are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. If the Company determines that an impairment has occurred, the affected assets must be reduced to their estimated fair value. During the years ended December 31, 2022 and 2021, no such impairments occurred.

Investment in Real Estate Debt

The Company’s investment in real estate debt consisted of the Mezzanine Loan secured by real estate. The Company elected the fair value option ("FVO") for its real estate debt investment. As such, the resulting unrealized gains and losses of such loan is recorded as a component of income (loss) from investment in real estate debt on the Company’s Consolidated Statement of Operations. No unrealized gain or loss was recognized for the year ended December 31, 2022.

Interest income from the Company’s investment in real estate debt is recognized over the life of each investment using the effective interest method and is recorded on the accrual basis. Recognition of premiums and discounts associated with these investments is deferred and recorded over the term of the investment as an adjustment to yield. Upfront costs and fees related to items for which the FVO is elected shall be recognized in earnings as incurred and not deferred. Interest income of $0.5 million was recognized for the year ended December 31, 2022. Such items are recorded as components of income (loss) from investments in real estate debt on the Company’s Consolidated Statement of Operations.

Investment in Real Estate-Related Securities

The Company’s investment in real estate-related securities consists of a CMBS. The Company has elected to classify its real estate-related securities as trading securities and are recorded at fair value. As such, the Company records changes in fair value and interest income as a component of income (loss) from investments in real estate-related securities on the Company’s Consolidated Statement of Operations. An unrealized gain of less than $0.01 million and interest income of less than $0.01 million was recognized for the year ended December 31, 2022.

Mandatorily Redeemable Class E Units

The Company reports its mandatorily redeemable Class E units of the Operating Partnership as a liability on its Consolidated Balance Sheets at JPMIM’s cash redemption value. JPMIM’s cash redemption value is determined based on the Company's NAV per Class E unit as of the Company's balance sheet date. For purposes of determining the Company's NAV, the Company's investments in real estate are recorded at fair value based on third party valuations prepared by licensed appraisers in accordance with standard industry practice. These fair value estimates of the Company's investments in real estate are particularly important as they are used for the calculation of NAV, which determines the adjustment to the carrying value of the Company's mandatorily redeemable Class E units. Significant differences in the fair value of the Company's mandatorily redeemable Class E units may result from changes in market conditions that cause the Company's NAV, and thus JPMIM’s redemption value, to increase or decrease during the period and is recorded as a component of mandatorily redeemable Class E units interest cost on the Company's Consolidated Statement of Operations. Distributions declared on the Class E units are recorded as a component of mandatorily redeemable Class E units interest cost on the Company's Consolidated Statement of Operations. Declared but unpaid distributions as of December 31, 2022 are recorded as a liability within accounts payable and accrued expenses on the Company's Consolidated Balance Sheets.

Fair Value Measurements

Under normal market conditions, the fair value of an investment is the amount that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). Additionally, there is a hierarchical framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and the state of the marketplace, including the existence and transparency of transactions between market participants. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Investments measured and reported at fair value are classified and disclosed in one of the following levels within the fair value hierarchy:

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

Valuation of assets and liabilities measured at fair value

The Company’s investments in real estate debt and real estate-related securities are recorded at fair value. The Company generally determines the fair value of its investments by utilizing third-party pricing service providers. In determining the value of a particular real estate-related security, the pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for real estate-related securities usually consider the attributes applicable to a particular class of security (e.g., credit rating, seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available.

Certain of the Company’s investments in real estate debt include loans secured by real estate, such as its Mezzanine Loan, are unlikely to have readily available market quotations. In such cases, the Company will generally determine the initial value based on the origination amount or acquisition price of such investment if acquired by the Company or the par value of such investment if originated by the Company. Following the initial measurement, the Company will determine fair value by utilizing or reviewing certain of the following inputs (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios and (vii) borrower financial condition and performance.

The JPMIM mandatorily redeemable Class E units are carried at their cash redemption value as if the units were repurchased or redeemable at the reporting date, which equals NAV per unit at the reporting date.

The carrying amounts of financial instruments such as other assets, accounts payable, accrued expenses and other liabilities approximate their fair values due to the short-term maturities and market rates of interest of these instruments.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investment in real estate debt	$—	$—	$16,825	$16,825
Investment in real estate-related securities	—	1,842	—	1,842
Total	$—	$1,842	$16,825	$18,667

Liabilities:
Mandatorily redeemable Class E units	$—	$—	$45,784	$45,784
Total	$—	$—	$45,784	$45,784

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investment in Real Estate Debt (asset)	Mandatorily Redeemable Class E Units (liability)
Balance at December 31, 2021	$—	$—
Purchases	16,825	—
Proceeds	—	45,560
Distributions declared	—	152
Reclassify to distributions payable	—	(152)
Unrealized loss included in mandatorily redeemable Class E units interest costs	—	224
Balance at December 31, 2022	$16,825	$45,784

The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Assets:
Investment in real estate debt	$16,825	Discounted cash flow	Market credit spread	SOFR + 5.22%	Decrease

Liabilities:
Mandatorily redeemable Class E units	$45,784	Discounted cash flow	Discount rate/Exit capitalization rate/Market yield	(1)	Decrease

(1) Mandatorily redeemable Class E units are carried at the NAV of the Class E units which is determined monthly in accordance with the Company's valuation guidelines. In accordance with the valuation guidelines, investments in real estate are initially valued at cost which approximates fair value. As of December 31, 2022 the Company's real estate debt investment was valued and approximated cost. Similarly, the secured credit facility and mortgages notes are valued at cost which approximates fair value.

Valuation of liabilities not measured at fair value on a non-recurring basis

Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. There were no items measured at fair value on a non-recurring basis.

Deposits on Real Estate

Deposits paid on real estate purchase contracts are recorded and classified as deposits on real estate on the Company’s Consolidated Balance Sheets until the related real estate purchase is completed. Deposits are reclassified as a component of real estate at the time the deposit is used to offset the acquisition price of the real estate based on the terms of the underlying agreement. To the extent a deposit is non-refundable and the real estate purchase is terminated, the deposit is expensed to other income (expense) on the Consolidated Statement of Operations. There were no deposits that were written off during the year ended December 31, 2022. The Company's deposits on real estate totaled $5.5 million as of December 31, 2022.

Deferred Charges

The Company’s deferred charges include financing and leasing costs. Deferred financing costs include legal, structuring and other loan costs incurred by the Company for its financing agreements. Deferred financing costs related to the Company’s mortgage notes are recorded as an offset to the related liability and amortized over the term of the applicable financing instruments as interest expense. Deferred financing costs related to the Company’s Credit Facility (Note 8) are recorded as a component of other assets on the Company’s Consolidated Balance Sheets and amortized over the term of the applicable financing agreement. Deferred leasing costs incurred in connection with new leases, consisting primarily of brokerage and legal fees, are recorded as a component of other assets on the Company’s Consolidated Balance Sheets and amortized over the term of the related lease.

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Revenue Recognition

The Company commences revenue recognition on its leases based on a number of factors, including the initial determination that the contract is or contains a lease. Generally, all of the Company’s contracts are, or contain leases, and therefore revenue is recognized when the lessee takes possession of or controls the physical use of the leased assets. In most instances this occurs on the lease commencement date. At the inception or acquisition of a lease, including new leases that arise from amendments, the Company assesses the terms and conditions of the lease to determine the proper lease classification.

A lease is classified as an operating lease if none of the following criteria are met: (i) ownership transfers to the lessee at the end of the lease term, (ii) the lessee has a purchase option that is reasonably expected to be exercised, (iii) the lease term is for a major part of the economic life of the leased property, (iv) the present value of the future lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds substantially all of the fair value of the leased property, and (v) the leased property is of such a specialized nature that it is expected to have no future alternative use to the Company at the end of the lease term. If one or more of these criteria are met, the lease will generally be classified as a sales-type lease, unless the lease contains a residual value guarantee from a third party other than the lessee, in which case it would be classified as a financing lease under certain circumstances in accordance with ASC 842.

The Company’s rental revenue primarily consists of fixed contractual base rent arising from tenant leases at the Company’s properties under operating leases. Revenue under operating leases that are deemed probable of collection, is recognized as revenue on a straight-line basis over the non-cancelable terms of the related leases. For leases that have fixed and measurable rent escalations, the difference between such rental income earned and the cash rent due under the provisions of the lease is recorded in the Company’s Consolidated Balance Sheets. Management exercises judgment in assessing collectability of leases with revenue for any leases deemed not probable of collection being recognized when cash is collected.

Certain of the Company’s contracts contain non-lease components (e.g., charges for management fees, common area maintenance, reimbursement of third-party maintenance expenses, real estate taxes and insurance) in addition to lease components (i.e., monthly rental charges). Services related to non-lease components are provided over the same period of time as, and billed in the same manner as, monthly rental charges. The Company elected to apply the practical expedient available under ASC 842, for all classes of assets, not to segregate the lease components from the non-lease components when accounting for operating leases. Since the lease component is the predominant component under each of these leases, combined revenues from both the lease and non-lease components are accounted for in accordance with ASC 842 and reported as rental revenues in the Company’s Consolidated Statement of Operations.

Organization and Offering Costs

Organization costs are expensed as incurred and recorded as a component of general and administrative on the Company’s Consolidated Statement of Operations; offering costs are charged as an offset to equity as such amounts are incurred. The Company recognized $0.7 million of organization costs for the year ended December 31, 2022 and $4.8 million of offering costs since inception.

The Adviser will advance the Company’s organization and offering costs on behalf of the Company (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through July 22, 2023, the first anniversary of the commencement of the Offering. The Company will reimburse the Adviser for all such advanced costs ratably over a 60-month period following the first anniversary of the commencement of the Offering.

As of December 31, 2022, the Adviser and its affiliates incurred organization and offering costs on the Company’s behalf totaling $5.5 million. These organization and offering costs were recorded as a component of due to affiliates in the accompanying Consolidated Balance Sheets as of December 31, 2022.

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

As of December 31, 2022, the Adviser and its affiliates incurred operating expenses on the Company’s behalf totaling $4.4 million. These operating expenses were recorded as a component of due to affiliates in the accompanying Consolidated Balance Sheets as of December 31, 2022.

Share Repurchases

The Company has adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class T, Class S, Class D, Class E and Class I shares is limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares are repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year are repurchased at 98% of the transaction price. In the event the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares submitted for repurchase during such month will be repurchased on a pro rata basis based on the amount requested after the Company has repurchased all shares for which repurchase was requested due to death, disability or divorce and other limited exceptions. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.

Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds the Company may use for repurchases during any calendar month and quarter. Should repurchase requests, in the Company's judgment, place an undue burden on the Company's liquidity, adversely affect the Company's operations or risk having an adverse impact on the Company as a whole, or should the Company otherwise determine that investing its liquid assets in real properties or other investments rather than repurchasing its shares is in the best interests of the Company as a whole, the Company may choose to repurchase fewer shares in any particular month than have been requested to be repurchased, or none at all. Further, the Company's board of directors may make exceptions to, modify or suspend the Company's share repurchase plan if in its reasonable judgment it deems such action to be in the Company's best interest and the best interests of the Company's stockholders.

Class E share repurchase rights

The Class E shares issued in the Initial Capitalization are not eligible for repurchase pursuant to the share repurchase plan. The Class E shares issued in the Initial Capitalization will only be eligible for repurchase following the earlier to occur of (i) July 22, 2025, the third anniversary of the date the Company commenced the Offering, and (ii) the date that the Company's aggregate NAV is at least $1.5 billion. Following such period, holders of Class E shares (other than the Class E shares and Class E units purchased by JPMIM as part of the Initial Capitalization, which are subject to special terms discussed below) may request that the Company repurchase such holder’s Class E shares on a monthly basis. The Company will repurchase Class E shares at a price per share equal to the most recently determined NAV per Class E share as of the repurchase date.

The aggregate amount of Class E shares that the Company is required to repurchase in any month will be limited to an amount equal to any remaining availability for share repurchases pursuant to the terms and conditions of the share repurchase plan for the Company's Class T, Class S, Class D and Class I shareholders, after the Company has fulfilled all repurchase requests submitted pursuant to the share repurchase plan. In addition, the Company will not repurchase any Class E shares during any period that the share repurchase plan has been suspended.

JPMIM Class E share and unit repurchases

JPMIM has agreed to hold all of the Class E shares and Class E units it purchased as part of the Initial Capitalization until the earlier of (i) the first date that the Company's NAV reaches $1.5 billion and (ii) July 22, 2025, three years from the commencement of the Offering. Following such date, each month the Company will repurchase, without further action by JPMIM, a number of Class E shares or Class E units from JPMIM in an amount equal to the amount available under the share repurchase plan’s 2% monthly and 5% quarterly caps after satisfying repurchase requests from investors, until such time as the JPM Initial Capitalization has been fully repurchased; provided, that the number of shares subject to each mandatory repurchase may be reduced where other holders of Class E shares that were issued pursuant to the Initial Capitalization and are not subject to repurchase under the share repurchase plan request repurchase of their shares, in which case the Class E shares held by JPMIM and such other investors will be repurchased on a pro rata basis based on their respective percentage ownership immediately prior to such repurchase (not to exceed an aggregate number of shares equal to the amount available under the share repurchase plan’s 2% monthly and 5% quarterly caps). Notwithstanding the foregoing, the Company will not effect any mandatory repurchases during any month in which the full amount of all shares requested to be repurchased by stockholders other than JPMIM under the Company's share repurchase plan is not repurchased or when the Company's share repurchase plan has been suspended.

Earnings Per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock and common stock equivalents outstanding (unless their effect is anti-dilutive) for the period. For the year ended December 31, 2022, unvested Class E common shares awarded to the Company's independent directors are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive. The weighted average number of shares of common stock outstanding is identical for both basic and diluted shares.

4. Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

December 31, 2022
Building and building improvements	$147,629
Land and land improvements	49,359
Furniture, fixtures and equipment	2,965
Total	199,953
Accumulated depreciation and amortization	(524)
Investments in real estate, net	$199,429

Acquisitions

During the year ended December 31, 2022, the Company acquired interests in four real estate investments, which comprised three multifamily properties and one industrial property.

The following table details the properties acquired during the year ended December 31, 2022 ($ in thousands):

Property Type	Purchase Price(1)	Number of Transactions	Number of Properties	Sq. Ft. (in thousands)/Units
Multifamily properties	$182,183	2	3	688 units
Industrial property	20,150	1	1	424 sq ft
Total	$202,333	3	4

(1) Purchase price is inclusive of acquisition-related costs including in-place lease intangible assets, below-market lease intangible liabilities and a discount on assumed debt.

On October 7, 2022, the Company acquired the IOS Facility, a 9.7-acre industrial outdoor storage site located in the greater Philadelphia metropolitan area for an aggregate purchase price of $20.2 million, inclusive of closing costs.

On November 15, 2022, the Company acquired interests in two Class A multifamily properties located in the greater Houston metropolitan area. The Caroline West Gray property has 275 units and the Caroline Post Oak property has 238 units. Each property was acquired through a joint venture, of which the Company owns 95% and the remainder is owned by a multifamily development and management firm. The Company consolidates the investment and treats its partner's investment as a non-controlling interest. Caroline West Gray was acquired for an aggregate purchase price, inclusive of closing costs, of $71.4 million with approximately $45.4 million of borrowings obtained by the joint venture in connection with the purchase at a fixed interest rate of 5.44%. Caroline Post Oak was acquired for an aggregate purchase price, inclusive of closing costs, of $60.8 million with approximately $40.1 million of borrowings obtained by the joint venture in connection with the purchase at a fixed interest rate of 5.44%. The Company contributed approximately $43.6 million to the joint ventures inclusive of previously funded deposits of approximately $3.0 million. In conjunction with the acquisitions, the Company's joint venture partner contributed approximately $2.3 million.

On December 2, 2022, the Company acquired a 175-unit multifamily property located in the Pittsburgh, Pennsylvania metropolitan area for $50.9 million, including closing costs. The property is a six-story, Class A property constructed in 2018. In connection with the acquisition, the Company assumed a mortgage loan of $28.2 million net of a discount of $0.9 million and acquisition-related costs. The mortgage loan bears a fixed interest rate of 4.28%, requires monthly principle and interest payments over the remaining 6.7 years of an original 30 year term.

The following table details the purchase price allocation for the properties acquired during the year ended December 31, 2022 ($ in thousands):

For the year ended December 31,
2022
Building and building improvements	$147,546
Land and land improvements	49,359
Furniture, fixtures and equipment	2,945
In-place lease intangibles	4,311
Below-market lease intangibles	(1,828)
Total purchase price	202,333
Assumed mortgage note, net	(28,512)
Net working capital assumed	(2,988)
Unpaid acquisition costs	(643)
Acquisition costs paid by JPMIM	(1,305)
Net purchase price	$168,885

The weighted-average amortization periods for intangible assets and liabilities acquired in connection with the Company's acquisitions during the year ended December 31, 2022 were as follows:

	In-place lease intangibles	Below-market lease intangibles
Weighted-average amortization periods (in years)	6.4	15.5

5. Investment in Real Estate Debt

The following table details the Company’s investment in real estate debt ($ in thousands):

			December 31, 2022
Real Estate Debt	Number of Positions	Credit Rating	Coupon	Maturity Date	Cost Basis	Fair Value
Mezzanine loan	1	Not Rated	SOFR + 5.22%	September 7, 2024	$16,825	$16,825

On September 2, 2022, the Company acquired a $26.8 million mezzanine loan ("Mezzanine Loan") and, concurrent with the acquisition, sold a $10 million pari passu participation interest to an affiliate of the Adviser. The sale of the participating interest met the criteria to be classified as an accounting sale, and not a financing, as the Company did not retain a controlling interest in the loan. The loan financed the acquisition of a garden-style multifamily property located in Murfreesboro, Tennessee. The Mezzanine Loan is an interest only loan and was fully funded as of the acquisition date. The interest rate is determined based on Secured Overnight Financing Rate ("SOFR") plus 5.22%. The loan has a stated maturity of September 7, 2024 and includes up to three one-year extension options. The Mezzanine Loan's carrying value approximates the fair value.

The following table details the amounts recognized for the Company's investment in real estate debt ($ in thousands):

For the year ended December 31,
2022
Interest income	$549
Other income (loss), net	(4)
Total income from investment in real estate debt	$545

6. Investment in Real Estate-Related Securities

The following table details the Company’s investment in real estate-related securities ($ in thousands):

			December 31, 2022
Real Estate-Related Securities	Number of Positions	Credit Rating	Coupon	Maturity Date	Cost Basis	Fair Value
CMBS	1	AAA	SOFR + 0.75%	April 30, 2024	$1,840	$1,842

The following table details the amounts recognized for the Company's investment in real estate-related securities ($ in thousands):

For the year ended December 31,
2022
Interest income	$6
Unrealized gain	2
Total income from investment in real estate-related securities	$8

7. Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

December 31, 2022
Intangible assets:
In-place lease intangibles	$4,311
Accumulated amortization:
In-place lease amortization	(544)
Intangible assets, net	$3,767
Intangible liabilities:
Below-market lease intangibles	$(1,828)
Accumulated amortization:
Below-market lease amortization	28
Intangible liabilities, net	$(1,800)

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of December 31, 2022 is as follows ($ in thousands):

	In-place Lease Intangibles	Below-market Lease Intangibles
2023	$2,217	$(118)
2024	109	(118)
2025	109	(118)
2026	109	(118)
2027	109	(118)
Thereafter	1,114	(1,210)
Total	$3,767	$(1,800)

The in-place lease intangible amortization is recorded in depreciation and amortization while the below-market intangible amortization is recorded in revenue on the Company's Consolidated Statement of Operations.

8. Mortgage Notes and Secured Credit Facility

Mortgage notes

The following is a summary of the fixed-rate mortgage notes secured by the Company’s properties ($ in thousands):

	December 31, 2022			Principal Balance Outstanding(1)
Indebtedness	Interest Rate	Maturity Date	Maximum Principal Amount	December 31, 2022
Caroline West Gray	5.44%	12/1/2029	$45,911	$45,911
Caroline Post Oak	5.44%	12/1/2029	40,528	40,528
Coda on Centre	4.28%	5/30/2029	29,399	29,399
Total fixed-rate loans			115,838	115,838
Deferred financing costs, net				(1,202)
Mortgage discount, net				(876)
Total mortgage notes				$113,760

(1)The carrying value of the mortgage notes approximates the fair value.

Secured credit facility

The following is a summary of the Company's floating-rate Credit Facility secured by the unfunded commitments of the Initial Capitalization ($ in thousands):

	December 31, 2022			Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	December 31, 2022
Secured credit facility(1)	SOFR + 1.65%	8/31/2023	$65,000	$40,200

(1)The secured credit facility has two, one-year extensions of the maturity date at the Company's request.

During the year ended December 31, 2022, the Company, as initial guarantor, and the Operating Partnership, as initial borrower, entered into a credit agreement ("Credit Agreement") with U.S. Bank National Association ("U.S. Bank"). The Credit Agreement provides for aggregate commitments of up to $65 million for secured revolving loans and letter of credit issuances, with an accordion feature pursuant to which the Operating Partnership may increase the aggregate commitments up to $150 million, subject to the satisfaction of certain conditions (the "Credit Facility").

Loans outstanding under the Credit Facility bear interest and line of credit fees, at the Operating Partnership's option, at either a relevant SOFR plus an applicable margin or a "base rate" equal to the higher of (i) zero and (ii) the sum of the Federal Funds Effective Rate plus 0.5% per annum, plus the applicable margin. The applicable margin ranges from 1.55% to 1.65% for borrowings at a relevant SOFR rate determined under the terms of the Credit Facility, 1.55% to 1.65% for borrowings at a relevant "base rate" determined under the terms of the Credit Facility, or 1.55% to 1.65% for lines of credit, in each case, based on the borrowing as defined in the Credit Facility. Loans under the Credit Facility will mature on the earliest of (i) August 31, 2023, (ii) ) the date an earlier termination pursuant to an event of default specified in the Credit Agreement occurs or (iii) the date of occurrence of other maturity date events specified in the Credit Agreement, unless extended pursuant to the terms of the Credit Agreement. Borrowings under the Credit Facility are secured by the unfunded commitments under the Initial Capitalization.

The Company may extend the maturity date to a business day that is not later than 12 months after the then-effective stated maturity date, no more than twice, upon: (a) delivery by the Company of an extension request at least 30 days, but no more than 60 days, prior to the stated maturity date then in effect; (b) payment of a facility extension fee equal to 0.15% on the then-existing maximum commitment; (c) confirmation that the right to make capital calls of the unfunded commitments under the Initial Capitalization to pay the Credit Facility through and immediately following the extended stated maturity date is in full force and effect; and (d) payment by the Company of all reasonable and documented fees and out-of-pocket expenses to the extent then due.

There were $40.2 million of borrowings outstanding on the Credit Facility as of December 31, 2022. The carrying value of the Credit Facility approximates the fair value. The Operating Partnership anticipates repaying the outstanding principal balance of the Credit Facility at maturity which will require a payment of $40.2 million on or prior to August 31, 2023 unless the Operating Partnership exercises one or more extension options. For the year ended December 31, 2022, the Company incurred $0.6 million of interest expense on the Credit Facility.

The following table details the future principal payments due under the Company’s mortgage notes and Credit Facility as of December 31, 2022 ($ in thousands):

Year	Mortgage Notes	Secured Credit Facility	Total
2023	$492	$40,200	$40,692
2024	510	—	510
2025	536	—	536
2026	560	—	560
2027	585	—	585
Thereafter	113,155	—	113,155
Total future commitments	$115,838	$40,200	$156,038

The Company is subject to various financial and operational covenants under certain of its mortgage notes and the Credit Facility. These covenants require the Company to maintain certain financial ratios, which may include leverage, debt yield, and debt service coverage, among others. As of December 31, 2022, the Company was in compliance with all of its loan covenants that could result in a default under such agreements.

9. Related Party Transactions

The Company and the Operating Partnership entered into an advisory agreement with the Adviser on May 31, 2022 (the "Advisory Agreement"). Pursuant to the Advisory Agreement, the Adviser is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of directors.

Certain affiliates of the Company, including the Adviser, will receive fees and compensation in connection with the ongoing management of the assets of the Company. The Adviser will be paid a management fee equal to 1.00% of NAV per annum, payable monthly. The management fee will be paid, at the Adviser’s election, in cash, Class E Shares, or Class E Operating Partnership units. The Class E shares and Class E units are not subject to the management fee. The Adviser agreed to waive its management fee through December 31, 2022.

The Company, as general partner, and Special Limited Partner entered into the Limited Partnership Agreement of JPMREIT OP on June 3, 2022 as amended on September 20, 2022.

The Special Limited Partner holds a performance participation interest in JPMREIT OP that entitles it to receive an allocation from JPMREIT OP equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined in the JPMREIT OP limited partnership agreement). Such allocation will be measured on a calendar year basis, made quarterly and accrued monthly. The performance participation interest will not be paid on the Class E Operating Partnership units.

J.P. Morgan Institutional Investments Inc. (the "Dealer Manager") serves as the dealer manager for the Offering. The Dealer Manager is a registered broker-dealer affiliated with the Adviser. The Company entered into an agreement (the "Dealer Manager Agreement") on June 8, 2022 with the Dealer Manager in connection with the Offering.

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

During the year-ended December 31, 2022, the Company sold 4.5 million Class E Operating Partnership units to the Adviser for an aggregate purchase price of $45.6 million. (Note 13)

On July 22, 2022, the Company issued 4,464 shares of restricted Class E common stock to its independent directors in accordance with its independent director compensation plan.

On September 2, 2022, the Company acquired a $26.8 million Mezzanine Loan and, concurrent with the acquisition, sold a $10 million pari passu participation interest to an affiliate of the Adviser. (Note 5)

Due to Affiliates

The following table details the components of due to affiliates ($ in thousands):

December 31, 2022
Organization and offering costs	$5,539
Operating expenses	4,431
Total	$9,970

Organization and offering costs

The Adviser has advanced $5.5 million of organization and offering costs (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through December 31, 2022. The Adviser will advance the Company’s organization and offering costs on behalf of the Company (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through July 22, 2023, the first anniversary of the commencement of the Offering. The Company will reimburse the Adviser for all such advanced costs ratably over a 60-month period following the first anniversary of the commencement of the Offering.

Operating expenses

The Adviser has advanced $4.4 million of operating expenses on the Company’s behalf as of December 31, 2022. The Company will reimburse the Adviser for all advanced operating expenses ratably over the 60 months starting the earlier of (i) the first date that the Company’s NAV reaches $500 million and (ii) December 31, 2023.

10. Other Assets and Liabilities

The following table summarizes the components of other assets ($ in thousands):

December 31, 2022
Deferred financing costs, net	$331
Receivables	250
Acquisition costs	216
Prepaid expenses	187
Interest receivable	102
Straight-line rent receivable	32
Other	49
Total	$1,167

The following table summarizes the components of accrued expenses and other liabilities ($ in thousands):

December 31, 2022
Real estate taxes payable	$2,159
Accrued expenses	1,155
Accounts payable	867
Distributions payable	234
Tenant security deposits	183
Other	254
Total	$4,852

11. Leases

Lessor

The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s multifamily and net lease industrial properties. Leases at the Company’s industrial property includes a fixed base rent, and a variable rent component. The variable component of the Company’s operating lease at its industrial property consists of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs. Rental revenue earned from leases at the Company’s multifamily properties primarily consist of a fixed base rent, and certain leases contain a variable component that allows for the pass-through of certain operating expenses such as utilities.

The lease at the Company’s net lease industrial property is longer term and contains extension and termination options at the lessee’s election. The lease does not have material variable payments, material residual value guarantees or material restrictive covenants. Leases at the Company’s multifamily properties are short term in nature, generally not greater than 12 months in length.

The following table details the components of operating lease income from leases in which the Company is the lessor ($ in thousands):

For the year ended December 31,
2022
Fixed lease payments	$203
Total fixed lease payments	$203

The following table presents the undiscounted future minimum rents the Company expects to receive from its industrial property as of December 31, 2022 ($ in thousands). The lease at the Company’s multifamily properties are short term, generally 12 months or less, and are therefore not included.

Year	Future Minimum Rents
2023	$890
2024	906
2025	922
2026	938
2027	954
Thereafter	10,798
Total	$15,408

12. Equity

Authorized capital

The Company is authorized to issue preferred stock and five classes of common stock consisting of Class E shares, Class T shares, Class S shares, Class D shares, and Class I shares. The differences among the common share classes relate to upfront selling commissions and ongoing stockholder servicing fees. See Note 2 for additional detail of each share class.

As of December 31, 2022, in accordance with the Company's charter, the Company had authority to issue 3.1 billion shares, consisting of the following (shares in thousands):

Classification	Number of Shares	Par Value
Class E Shares	600,000	$0.01
Class D Shares	600,000	0.01
Class I Shares	600,000	0.01
Class S Shares	600,000	0.01
Class T Shares	600,000	0.01
Preferred Stock	100,000	0.01
Total	3,100,000

Common stock

The following table details the movement in the Company’s outstanding shares of common stock (in thousands). There were no outstanding Class T, Class S or Class D shares during the year ended December 31, 2022:

	For the year ended December 31, 2022
	Class E	Class T	Class S	Class D	Class I	Total
Beginning balance, December 31, 2021:	20	—	—	—	—	20
Common stock issued	2,341	—	—	—	57	2,398
Ending balance, December 31, 2022	2,361	—	—	—	57	2,418

Class E share repurchase rights

The Class E shares issued in the Initial Capitalization are not eligible for repurchase pursuant to the share repurchase plan. The Class E shares issued in the Initial Capitalization will only be eligible for repurchase following the earlier to occur of (i) the third anniversary of the date the Company commenced this public offering, and (ii) the date that the Company's aggregate NAV is at least $1.5 billion. Following such period, holders of Class E shares (other than the Class E shares purchased by JPMIM as part of the Initial Capitalization, which are subject to special terms discussed below) may request that the Company repurchase such holder’s Class E shares on a monthly basis. The Company will repurchase Class E shares at a price per share equal to the most recently determined NAV per Class E share as of the repurchase date.

The aggregate amount of Class E shares that the Company is required to repurchase in any month will be limited to an amount equal to any remaining availability for share repurchases pursuant to the terms and conditions of the share repurchase plan (as described in this prospectus), after the Company has fulfilled all repurchase requests submitted pursuant to the share repurchase plan. In addition, the Company will not repurchase any Class E shares during any period that the share repurchase plan has been suspended.

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Internal Revenue Code. Each class of common stock receives the same gross distribution per share. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.

The following table details the aggregate distributions declared for each applicable class of common stock:

	For the year ended December 31, 2022
	Class E	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share of common stock	$0.0335	$—	$—	$—	$0.0335
Stockholder servicing fee per share of common stock	—	—	—	—	—
Net distributions declared per share of common stock	$0.0335	$—	$—	$—	$0.0335

All distributions were declared in December 2022 and paid in 2023 making them a 2023 tax event for investors.

13. Mandatorily Redeemable Class E Units

During the year ended December 31, 2022, the Company sold 4.5 million Class E Operating Partnership units to JPMIM in exchange for gross proceeds of $45.6 million.

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

The Class E units held by JPMIM are mandatorily redeemable, and only subject to delays to the continuous obligation to ultimately redeem the Class E units once sufficient availability exists under share repurchase agreements. Therefore, the Class E units held by JPMIM are classified as a liability pursuant to Topic 480 — Distinguishing Liabilities from Equity and is presented as "mandatorily redeemable Class E units" at the initial funding amount received, which is equivalent to fair value at the issuance dates. Subsequently, the mandatorily redeemable Class E units are carried at its cash redemption value as if the unit were repurchased or redeemable at the reporting date, which equals NAV per unit. The change in carrying value (changes in NAV per unit) is classified as mandatorily redeemable Class E units interest costs along with any cash distributions declared in the Consolidated Statement of Operations. The Company recorded an unrealized loss of $0.2 million relating to the mark-to-market of the mandatorily redeemable Class E units and distribution expense of $0.2 million for the year ended December 31, 2022 which is included in mandatorily redeemable Class E units interest costs in the Consolidated Statement of Operations.

The following table details the mandatorily redeemable Class E unit activity for the year ended December 31, 2022 ($ in thousands):

December 31, 2022
Balance at the beginning of the year	$—
Issuance of mandatorily redeemable Class E units	45,560
Distributions declared	152
Reclassification to distributions payable	(152)
Fair market value adjustment	224
Ending balance	$45,784

Redemption features

JPMIM has agreed to hold all of the Initial Capitalization until the earlier of (i) the first date that the Company's NAV reaches $1.5 billion and (ii) three years from the commencement of this offering. Following such date, each month the Company will repurchase, without further action by JPMIM, a number of Class E shares or Class E units from JPMIM in an amount equal to the amount available under the share repurchase plan’s 2% monthly and 5% quarterly caps after satisfying repurchase requests from investors, until such time as the JPM Initial Capitalization has been fully repurchased; provided, that the number of shares subject to each mandatory repurchase may be reduced where other holders of Class E shares that were issued pursuant to the Initial Capitalization and are not subject to repurchase under the share repurchase plan request repurchase of their shares, in which case the Class E shares held by JPMIM and such other investors will be repurchased on a pro rata basis based on their respective percentage ownership immediately prior to such repurchase (not to exceed an aggregate number of shares equal to the amount available under the share repurchase plan’s 2% monthly and 5% quarterly caps). Notwithstanding the foregoing, the Company will not effect any mandatory repurchases during any month in which the full amount of all shares requested to be repurchased by stockholders other than JPMIM under the Company's share repurchase plan is not repurchased or when the Company's share repurchase plan has been suspended.

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Internal Revenue Code. The mandatorily redeemable Class E units receive the same gross distribution per share as the Class E common stock. In December 2022, the Company declared a $0.0335 distribution per Class E unit which totaled $0.2 million. When the distribution was declared, the Company recorded a distribution expense which was recorded as a component of mandatorily redeemable Class E units interest cost in the Consolidated Statement of Operations. A distribution payable was also recorded within accounts payable and accrued expenses on the Company's Consolidated Balance Sheets and remained outstanding as of December 31, 2022.

14. Earnings Per Share

The Company's net loss and weighted average number of shares outstanding for the year ended December 31, 2022 consist of the following:

For the Year Ended
December 31, 2022
Net loss attributable to JPMREIT stockholders	$(3,732)
Weighted-average shares of common stock outstanding, basic and diluted	715

The calculation of basic and diluted net loss per share amounts for the year ended December 31, 2022 consist of the following:

For the Year Ended
December 31, 2022
Basic and Diluted Net Loss per Share Attributable to JPMREIT Stockholders
Numerator:
Net loss attributable to JPMREIT stockholders	$(3,732)
Denominator:
Weighted-average shares of common stock outstanding	715
Basic and diluted net loss per share of common stock	$(5.22)

For the year ended December 31, 2022, unvested Class E common shares awarded to the Company's independent directors are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive.
15. Segment Reporting

The Company operates in three reportable segments: multifamily, industrial and investment in real estate debt. The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment.

The following table details the total assets by segment ($ in thousands):

Segment	December 31, 2022
Multifamily	$185,792
Industrial	22,222
Investment in real estate debt	18,779
Other (corporate)	7,519
Total assets	$234,312

The following table details the financial results by segment for the year ended December 31, 2022 ($ in thousands):

	Multifamily	Industrial	Investments in real estate debt and related securities	Total
Revenues
Rental revenue	$1,700	$366	$—	$2,066
Total revenues	1,700	366	—	$2,066
Expenses
Rental property operating	461	100	—	561
Total expenses	461	100	—	561
Income from investment in real estate debt	—	—	545	545
Income from investment in real estate-related securities	—	—	8	8
Segment net operating income (loss)	$1,239	$266	$553	$2,058
Depreciation and amortization	$(992)	$(75)	$—	$(1,076)
General and administrative				(2,799)
Mandatorily redeemable Class E units interest costs				(376)
Interest expense				(1,349)
Other income (expense)				(211)
Net loss				$(3,753)
Net loss attributable to non-controlling interests in consolidated joint ventures				21
Net loss attributable to JPMREIT stockholders				$(3,732)

16. Commitments and Contingencies

Property purchase commitments

On June 10, 2022, the Company entered into a forward purchase and sale agreement to acquire a truck terminal facility under development on 50.3 acres of land in Garden City, Georgia (the "Truck Terminal Facility") for an aggregate purchase price, exclusive of closing costs, of $73.2 million. The seller of the Truck Terminal Facility is not affiliated with the Company, the Adviser or their affiliates. It is expected that the acquisition of the Truck Terminal Facility will be funded in part with the proceeds of a mortgage loan secured by the Truck Terminal Facility, to be obtained upon the closing of the acquisition. The Company expects the balance of the purchase price to be funded with the proceeds from the sale of shares of its common stock.

The Truck Terminal Facility is currently under development by the seller and will be completed prior to acquisition. The Company expects to close the acquisition of the Truck Terminal Facility in the second or third quarter of 2023. The acquisition of the Truck Terminal Facility is subject to the satisfaction of a number of customary closing conditions, including the delivery of the completed Truck Terminal Facility.

The Truck Terminal Facility is a forward purchase commitment and the Company anticipates the funding schedule, inclusive of deposits and due diligence funding, to require payments of $67.7 million in 2023.

Litigation

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2022, the Company was not involved in any material legal proceedings.

17. Economic Dependency

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

18. Subsequent Events

Distributions

The Company's board of directors declared distributions on all outstanding shares of common stock and Operating Partnership units as of the close of business on the record date of December 30, 2022. The Company paid or reinvested these distributions amounting to $0.2 million on January 3, 2023.

The Company's board of directors declared distributions on all outstanding shares of common stock and Operating Partnership units as of the close of business on the record date of January 31, 2023. The Company paid or reinvested these distributions amounting to $0.2 million on February 3, 2023.

The Company's board of directors declared distributions on all outstanding shares of common stock and Operating Partnership units as of the close of business on the record date of February 28, 2023. The Company paid or reinvested these distributions amounting to $0.3 million on March 3, 2023.

Fundraising

As part of the Offering, subsequent to December 31, 2022, the Company sold 1,708,600 and 49,097 shares of Class I and Class D common stock for net proceeds of $17.2 million and $0.5 million, respectively.

Subsequent to December 31, 2022, the Company sold 712,342 shares of Class E common stock for net proceeds of $7.2 million.

Subsequent to December 31, 2022, the Company received $4.5 million of commitments to purchase Class E shares and Class E units pursuant to the Initial Capitalization, increasing the total commitments to $162.1 million. The Company is not required to call all of the uncalled capital commitments pursuant to the Initial Capitalization prior to their respective expiration.

Other

The Company paid $18.9 million to reduce the outstanding balance under the Credit Facility subsequent to December 31, 2022.

The Company evaluated subsequent events through the issuance date of the financial statements and determined that except as otherwise disclosed herein there were no additional material subsequent events requiring disclosure.

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2022 ($ in thousands)

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation	Year Built/Last Renovated	Year Acquired	Depreciable Lives(1)
Multifamily Properties
Caroline West Gray	Houston, TX	$40,528	$11,169	$58,174	$—	$46	$11,169	$58,220	$69,389	$(152)	2013	2022	(1)
Caroline Post Oak	Houston, TX	45,911	12,472	46,691	—	37	12,472	46,728	59,200	(189)	2013	2022	(1)
Coda on Centre	Pittsburgh, PA metropolitan area	29,399	5,416	42,681	—	—	5,416	42,681	48,097	(86)	2018	2022	(1)
Total multifamily properties		$115,838	$29,057	$147,546	$—	$83	$29,057	$147,629	$176,686	$(427)
Industrial Properties
6200 Bristol	Philadelphia, PA	$—	$20,302	$—	$—	$—	$20,302	$—	$20,302	$(50)	2022	2022	(1)
Total industrial properties		$—	$20,302	$—	$—	$—	$20,302	$—	$20,302	$(50)
Portfolio total		$115,838	$49,359	$147,546	$—	$83	$49,359	$147,629	$196,988	$(477)

(1) Refer to Note 3 to the Company's consolidated financial statements for details of depreciable lives.

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2022 ($ in thousands) - Continued

The total included on Schedule III does not include furniture, fixtures and equipment totaling $3.0 million. Accumulated depreciation does not include $0.1 million of accumulated depreciation related to furniture, fixtures and equipment.

The following table summarizes activity for real estate and accumulated depreciation for the year ended December 31, 2022 ($ in thousands):

December 31, 2022
Real Estate:
Balance at the beginning of the year	$—
Additions during the year:
Land and land improvements	49,359
Building and building improvements	147,629
Dispositions during the year:
Land and land improvements	—
Building and building improvements	—
Assets held for sale	—
Balance at the end of the year	$196,988

Accumulated Depreciation:
Balance at the beginning of the year	$—
Accumulated depreciation	(477)
Dispositions	—
Assets held for sale	—
Balance at the end of the year	$(477)