Form 10-Q
period 2023-03-31
J.P. Morgan Real Estate Income Trust, Inc.
filed 2023-05-12
CIK 1893262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, the registrant had 4,315,415 shares of Class E common stock, 2,742,929 shares of Class I common stock, and 179,273 shares of Class D common stock $0.01 par value per share. There were no outstanding shares of Class S or Class T common stock.

i

Item 1. Financial Statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)

	March 31,	December 31,
	2023	2022
ASSETS
Investments in real estate, net	$198,596	$199,429
Investment in real estate debt	16,825	16,825
Investments in real estate-related and other securities	6,669	1,842
Intangible assets, net	2,615	3,767
Cash	12,088	5,660
Restricted cash	222	128
Deposits on real estate	6,197	5,494
Other assets, net	1,248	1,167
Total assets	$244,460	$234,312
LIABILITIES AND EQUITY
Secured credit facility	$21,300	$40,200
Mortgage notes, net	113,707	113,760
Intangible liabilities, net	1,773	1,800
Mandatorily redeemable Class E units	49,470	45,784
Due to affiliate	11,219	9,970
Subscriptions received in advance	8,832	—
Accounts payable, accrued expenses and other liabilities	2,351	4,852
Total liabilities	$208,652	$216,366

Commitments and Contingencies (Note 16)

Equity
Common stock- Class E shares, $0.01 par value per share, 600,000 shares authorized, 3,077 and 2,361 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	$31	$24
Common stock- Class T shares, $0.01 par value per share, 600,000 shares authorized, 0 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Common stock- Class S shares, $0.01 par value per share, 600,000 shares authorized, 0 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Common stock- Class D shares, $0.01 par value per share, 600,000 shares authorized, 49 and 0 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1	—
Common stock- Class I shares, $0.01 par value per share, 600,000 shares authorized, 1,769 and 57 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	18	1
Preferred stock- $0.01 par value per share, 100,000 shares authorized, 0 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in-capital	44,138	19,427
Accumulated deficit	(10,631)	(3,814)
Total stockholders' equity	$33,557	$15,638
Non-controlling interests in consolidated joint ventures	2,251	2,308
Total equity	$35,808	$17,946
Total liabilities and equity	$244,460	$234,312

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022 (1)
Revenues
Rental revenue	$3,909	$—
Total revenues	3,909	—
Expenses
Rental property operating	1,131	—
General and administrative	1,103	—
Depreciation and amortization	2,253	—
Total expenses	4,487	—
Other income (expense), net
Income from investment in real estate debt	410	—
Income from investments in real estate-related and other securities	5	—
Mandatorily redeemable Class E units interest costs	(4,143)	—
Interest expense	(2,168)	—
Other income (expenses), net	3	—
Total other income (expense), net	(5,893)	—
Net loss	$(6,471)	$—
Net loss attributable to non-controlling interests in consolidated joint ventures	(53)	—
Net loss attributable to JPMREIT stockholders	$(6,418)	—
Net loss per share of common stock - basic and diluted	$(1.63)	$(0.02)
Weighted-average shares of common stock outstanding - basic and diluted	3,939	20

(1) J.P. Morgan Real Estate Income Trust, Inc. was formed on November 5, 2021 and commenced operations on September 2, 2022, accordingly, there were minimal operations during the three months ended March 31, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statement of Changes in Equity (Unaudited)

(in thousands, except per share data)

	Par Value
	Common Stock Class E	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2022	$24	$—	$—	$—	$1	$19,426	$(3,813)	$15,638	$2,308	$17,946
Net loss	—	—	—	—	—	—	(6,418)	(6,418)	(53)	(6,471)
Common stock issued	7	—	—	1	17	24,827	—	24,852	—	24,852
Distributions declared on common stock	—	—	—	—	—	—	(400)	(400)	—	(400)
Distribution reinvestments	—	—	—	—	—	60	—	60	—	60
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(4)	(4)
Offering costs	—	—	—	—	—	(200)	—	(200)	—	(200)
Stock based compensation	—	—	—	—	—	25	—	25	—	25
Balance at March 31, 2023	$31	$—	$—	$1	$18	$44,138	$(10,631)	$33,557	$2,251	$35,808

	Par Value
	Common Stock Class E	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2021	$—	$—	$—	$—	$—	$200	$—	$200	$—	$200
Net loss (1)	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2022	$—	$—	$—	$—	$—	$200	$—	$200	$—	$200

(1) J.P. Morgan Real Estate Income Trust, Inc. was formed on November 5, 2021 and commenced operations on September 2, 2022, accordingly, there were minimal operations during the three months ended March 31, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statement of Cash Flows (Unaudited) (in thousands)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022 (1)
Cash flows from operating activities:
Net loss	$(6,471)	$—

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,253	—
Amortization of below market lease	(27)	—
Amortization of deferred financing costs	201	—
Stock based compensation	25	—
Unrealized loss on real estate related and other securities	54	—
Unrealized loss on mandatorily redeemable Class E units	3,686	—
Change in assets and liabilities:
Increase in other assets	(133)	—
Increase in due to affiliates	947	—
Decrease in accounts payable, accrued expenses and other liabilities	(2,080)	—
Net cash used in operating activities	(1,545)	—

Cash flows from investing activities:
Acquisitions of real estate	(657)	—
Capital improvements on real estate	(82)	—
Deposit on real estate acquisition	(703)	—
Proceeds from real estate-related and other securities	42	—
Purchases of real estate-related and other securities	(4,923)	—
Net cash used in investing activities	(6,323)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	24,852	—
Distributions paid on common stock	(257)	—
Distributions to non-controlling interests	(4)	—
Repayments of secured credit facility	(18,900)	—
Proceeds from subscriptions received in advance	8,832	—
Principal repayments of mortgage notes	(126)	—
Payment of deferred financing costs on mortgage notes	(7)	—
Net cash provided by financing activities	14,390	—

Net change in cash and restricted cash:	6,522	—
Cash and restricted cash, at the beginning of the period	5,788	200
Cash and restricted cash, at the end of the period	$12,310	$200

(1) J.P. Morgan Real Estate Income Trust, Inc. was formed on November 5, 2021 and commenced operations on September 2, 2022, accordingly, there were minimal operations during the three months ended March 31, 2022.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statement of Cash Flows (Unaudited) (in thousands)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022 (1)
Reconciliation of cash and restricted cash to the Consolidated Balance Sheets:
Cash	$12,088	$200
Restricted cash	222	—
Total cash and restricted cash	$12,310	$200

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,040	$—

Supplemental disclosure of non-cash investing and financing activities:
Accrued offering costs due to affiliate	$200	$—
Accrued loan costs due to affiliate	$3	$—
Accrued distributions	$83	$—
Other accrued costs due to affiliate	$72	$—
Distribution re-investment	$60	$—
Accrued acquisition costs	$27	$—
Accrued capex	$140	$—

(1) J.P. Morgan Real Estate Income Trust, Inc. was formed on November 5, 2021 and commenced operations on September 2, 2022, accordingly, there were minimal operations during the three months ended March 31, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2023

1. Organization and Business Purpose

J.P. Morgan Real Estate Income Trust, Inc. (the “Company” or "JPMREIT") was formed on November 5, 2021 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company invests primarily in stabilized, income-generating real estate properties, and to a lesser extent, real estate debt, real estate-related securities and other securities. The Company is the sole general partner of J.P. Morgan REIT Operating Partnership, L.P., a Delaware limited partnership (“JPMREIT OP” or “Operating Partnership”). J.P. Morgan REIT OP Special Limited Partner, L.P. (the “Special Limited Partner”), an affiliate of J.P. Morgan Investment Management Inc. (the “Adviser” or “JPMIM” and together with its affiliates “J.P. Morgan”), owns a special limited partner interest in JPMREIT OP. Substantially all of the Company’s business is conducted through JPMREIT OP. The Company and JPMREIT OP are externally managed by JPMIM.

As of March 31, 2023, the Company owned four real estate properties consisting of three multifamily properties and one industrial property. The Company also owned one position in a real estate debt investment, an investment in a real estate-related security as well as an investment in a U.S Treasury bond. The Company currently operates in three reportable segments: multifamily, industrial and investments in real estate debt, real estate-related and other securities. See Note 15 for a description of the Company's segment reporting.

2. Capitalization

On July 6, 2022, the Company filed a Registration Statement on Form S-11 to register with the Securities and Exchange Commission ("SEC") an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1 billion in shares pursuant to its distribution reinvestment plan (the “Offering”). The Registration Statement on Form S-11 related to the Offering was declared effective by the SEC on July 22, 2022. The Company is selling any combination of four classes of shares of its common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and ongoing stockholder servicing fees. The initial per share purchase price for the Company’s shares of common stock sold in its primary offering will be equal to the most recently determined net asset value (“NAV”) per share for the Class E common stock sold in the Company’s private offering (which is deemed to be $10.00 until the last calendar day of the month during which the Company makes its first investment), plus, for Class T shares, Class S shares and Class D shares only, applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share for each class of the Company’s common stock will vary and will generally equal the prior month’s NAV of the Company per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees.

On November 15, 2021, the Company was capitalized with a $0.2 million investment by the Adviser in exchange for 20,000 shares of the Company’s Class E common stock. The Adviser has agreed to not sell, transfer or dispose of the shares to any party other than an affiliate of the Adviser for so long as the Adviser or its affiliate performs an advisory function for the Company.

Pursuant to a separate private offering, JPMIM has agreed to purchase $25 million in Class E common stock, par value $0.01 per share (“Class E shares”) or Class E units of the Operating Partnership (“Class E units”), or a combination thereof, and up to an additional $75 million in Class E shares or Class E units. As of March 31, 2023, the Company has received $162.1 million in commitments to purchase shares of its common stock and units in the Operating Partnership (“Operating Partnership units”), including the shares and units to be purchased by JPMIM, and has sold $28.1 million in Class E shares and $45.6 million Class E units from such commitments (collectively, the “Initial Capitalization”). The Company is not required to call all of the capital commitments made by investors pursuant to the Initial Capitalization prior to their expiration. In addition, the Company sold $2.5 million Class E shares to employees of the Adviser.

JPMIM has agreed to hold all of the Class E shares and Class E units it purchases pursuant to its capital commitment as part of the Initial Capitalization (the “JPM Initial Capitalization”) until the earlier of (i) the first date that the Company’s NAV reaches $1.5 billion and (ii) July 22, 2025, the third anniversary of the commencement of the Offering. Following such date, each month the Company will repurchase, without further action by JPMIM (each, a “JPM Mandatory Repurchase”) (see Note 13), a number of Class E shares or Class E units from JPMIM in an amount equal to the amount available under the Company’s share repurchase plan’s 2% monthly and 5% quarterly caps after satisfying repurchase requests from investors who purchase shares pursuant to the Offering and other holders of shares that are otherwise subject to repurchase under the Company’s share repurchase plan, until such time as the JPM Initial Capitalization has been fully repurchased; provided, that the number of shares subject to each JPM Mandatory Repurchase may be reduced where other holders of the Company’s Class E shares that were issued pursuant to the Initial Capitalization and are not subject to repurchase under the Company’s share repurchase plan request repurchase of their shares, in which case the Class E shares held by JPMIM and such other investors will be repurchased on a pro rata basis based on their respective percentage ownership in the Company immediately prior to such repurchase (not to exceed an aggregate number of shares equal to the amount available under the Company’s share repurchase plan’s 2% monthly and 5% quarterly caps). Notwithstanding the foregoing, the Company will not affect any JPM Mandatory Repurchase during any month in which the full amount of all shares requested to be repurchased by stockholders other than JPMIM under the Company’s share repurchase plan is not repurchased or when the Company’s share repurchase plan has been suspended.

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

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company, and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s financial position and results of operations for the interim period. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the SEC. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 29, 2023.

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

There is no other comprehensive income (loss) for the three months ended March 31, 2023 and 2022, resulting in comprehensive loss equaling net loss. Accordingly, the statement of other comprehensive income (loss) is not presented.

From November 15, 2021 (date of the initial capitalization) through June 30, 2022, the Company had not commenced its principal operations and was focused on its formation and the registration of the Offering. The Offering commenced on July 22, 2022 and the Company commenced principal operations on September 2, 2022 with the acquisition of its first investment. Therefore, the Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the three months ended March 31, 2022 is not comparable to the three months ended March 31, 2023 as it was before the Company began operations. Accordingly, not all information within the notes is shown for the comparative period.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the Company’s subsidiaries in which the Company has a controlling interest. For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities and operations of the joint ventures is included in non-controlling interests on the Company's Consolidated Balance Sheets and Consolidated Statements of Operations. The non-controlling partner’s interest is generally computed as the joint venture partner’s ownership percentage.

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

The Company holds an interest in two joint ventures that are each considered to be a VIE. The Company consolidated these entities because it has the ability to direct the most significant activities of the joint venture. The total assets and liabilities of the Company’s consolidated VIEs were $132.0 million and $87.4 million and $135.7 million and $89.5 million as of March 31, 2023 and December 31, 2022, respectively. Such amounts are included on the Company’s Consolidated Balance Sheets.

Cash

Cash represents cash held in banks, cash on hand and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company did not hold cash equivalents as of March 31, 2023 and December 31, 2022.

Restricted Cash

Restricted cash primarily consists of amounts in escrow related to real estate taxes, insurance and utilities in connection with mortgages at certain of the Company’s properties.

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

In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related expenses. The amortization of acquired above-market and below-market leases is recorded as an adjustment to rental revenue on the Company’s Consolidated Statements of Operations. The amortization of in-place leases is recorded as an adjustment to depreciation and amortization expense on the Company’s Consolidated Statements of Operations.

The Company’s management reviews its real estate properties for impairment when there is an event or change in circumstances that indicates an impaired value. Since cash flows on real estate properties considered to be "long-lived assets to be held and used" are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. If the Company determines that an impairment has occurred, the affected assets must be reduced to their estimated fair value. During the three months ended March 31, 2023, no such impairments occurred.

Investments in Real Estate Debt

The Company’s investment in real estate debt consisted of the Mezzanine Loan (defined below) secured by real estate. The Company elected the fair value option ("FVO") for its real estate debt investment. As such, the resulting unrealized gains and losses of such loan is recorded as a component of income (loss) from investment in real estate debt on the Company’s Consolidated Statements of Operations. No unrealized gain or loss was recognized for the three months ended March 31, 2023.

Interest income from the Company’s investment in real estate debt is recognized over the life of each investment using the effective interest method and is recorded on the accrual basis. Recognition of premiums and discounts associated with these investments is deferred and recorded over the term of the investment as an adjustment to yield. Upfront costs and fees related to items for which the FVO is elected shall be recognized in earnings as incurred and not deferred. Interest income of $0.4 million was recognized for the three months ended March 31, 2023. Such items are recorded as components of income (loss) from investments in real estate debt on the Company’s Consolidated Statements of Operations.

Investments in Real Estate-Related and Other Securities

The Company’s investments in real estate-related and other securities consist of one commercial mortgage backed security ("CMBS") investment and one United States Government Treasury security ("U.S. Treasury"). The Company has elected to classify its real estate-related and other securities as trading securities, which are recorded at fair value. As such, the Company records changes in fair value and interest income as a component of income (loss) from investments in real estate-related and other securities on the Company’s Consolidated Statements of Operations. An unrealized loss of $0.05 million and interest income of $0.06 million was recognized for the three months ended March 31, 2023. Accrued interest of $0.1 million and less than $0.01 million was recorded in other assets on the Company's Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, respectively.

Mandatorily Redeemable Class E Units

The Company reports its mandatorily redeemable Class E units of the Operating Partnership as a liability on its Consolidated Balance Sheets at JPMIM’s cash redemption value. JPMIM’s cash redemption value is determined based on the Company's NAV per Class E unit as of the Company's balance sheet date. For purposes of determining the Company's NAV, the Company's investments in real estate are recorded at fair value based on third party valuations prepared by licensed appraisers in accordance with standard industry practice. These fair value estimates of the Company's investments in real estate are particularly important as they are used for the calculation of NAV, which determines the adjustment to the carrying value of the Company's mandatorily redeemable Class E units. Significant differences in the fair value of the Company's mandatorily redeemable Class E units may result from changes in market conditions that cause the Company's NAV, and thus JPMIM’s redemption value, to increase or decrease during the period and is recorded as a component of mandatorily redeemable Class E units interest cost on the Company's Consolidated Statements of Operations. Distributions declared on the Class E units are recorded as a component of mandatorily redeemable Class E units interest cost on the Company's Consolidated Statements of Operations. Declared but unpaid distributions as of March 31, 2023 and December 31, 2022, respectively, were recorded as a liability within accounts payable, accrued expenses and other liabilities on the Company's Consolidated Balance Sheets.

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

Level 2 — quoted prices are available in markets that are not active, or model inputs are based on inputs that are either directly or indirectly observable as of the measurement date.

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

Valuation of assets and liabilities measured at fair value

The Company’s investments in real estate debt, real estate-related and other securities are recorded at fair value. The Company generally determines the fair value of its investments by utilizing third-party pricing service providers. In determining the value of a particular real estate-related security, the pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for real estate-related securities usually consider the attributes applicable to a particular class of security (e.g., credit rating, seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available.

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

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investment in real estate debt	$—	$—	$16,825	$16,825	$—	$—	$16,825	$16,825
Investments in real estate-related and other securities	4,810	1,859	—	6,669	—	1,842	—	1,842
Total	$4,810	$1,859	$16,825	$23,494	$—	$1,842	$16,825	$18,667

Liabilities:
Mandatorily redeemable Class E units	$—	$—	$49,470	$49,470	$—	$—	$45,784	$45,784
Total	$—	$—	$49,470	$49,470	$—	$—	$45,784	$45,784

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investment in Real Estate Debt (asset)	Mandatorily Redeemable Class E Units (liability)
Balance at December 31, 2022	$16,825	$45,784
Purchases	—	—
Proceeds	—	—
Distributions declared	—	457
Reclassify to distributions payable/paid	—	(457)
Unrealized loss included in mandatorily redeemable Class E units interest costs	—	3,686
Balance at March 31, 2023	$16,825	$49,470

The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	March 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Assets:
Investment in real estate debt	$16,825	Discounted cash flow	Market credit spread	SOFR + 5.22%	Decrease

Liabilities:
Mandatorily redeemable Class E units (1)	$49,470	Discounted cash flow	Discount rate/ Exit capitalization rate/Market yield	5.09%/ 6.32%/ 5.55%	Decrease

(1) Mandatorily redeemable Class E units are carried at the NAV of the Class E units which is determined monthly in accordance with the Company's valuation guidelines.

Valuation of assets and liabilities not measured at fair value

The fair value of the Company’s financial instruments (other than mortgage notes), including cash and cash equivalents and other financial instruments, approximate their carrying or contract value. The fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value on the Consolidated Balance Sheets:

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured credit facility	$21,300	$21,300	$40,200	$40,200
Mortgage notes (1)	115,712	114,536	115,838	115,838
Total	$137,012	$135,836	$156,038	$156,038

(1) Mortgage notes carrying value excludes deferred financing costs and mortgage discounts.

Deposits on Real Estate

Deposits paid on real estate purchase contracts are recorded and classified as deposits on real estate on the Company’s Consolidated Balance Sheets until the related real estate purchase is completed. Deposits are reclassified as a component of real estate at the time the deposit is used to offset the acquisition price of the real estate based on the terms of the underlying agreement. To the extent a deposit is non-refundable and the real estate purchase is terminated, the deposit is expensed to other income (expense), net on the Consolidated Statements of Operations. There were no deposits that were written off during the three months ended March 31, 2023. The Company's deposits on real estate totaled $6.2 million and $5.5 million as of March 31, 2023 and December 31, 2022, respectively and related to our forward purchase commitment further described in Note 16.

Deferred Charges

The Company’s deferred charges include financing and leasing costs. Deferred financing costs include legal, structuring and other loan costs incurred by the Company for its financing agreements. Deferred financing costs related to the Company’s mortgage notes are recorded as an offset to the related liability and amortized over the term of the applicable financing instruments as interest expense. Deferred financing costs related to the Company’s credit facility (Note 8) are recorded as a component of other assets on the Company’s Consolidated Balance Sheets and amortized over the term of the applicable financing agreement. Net deferred financing costs totaled $0.2 million and $0.3 million as of March 31, 2023 and December 31, 2022, respectively. Deferred leasing costs incurred in connection with new leases, consisting primarily of brokerage and legal fees, are recorded as a component of other assets on the Company’s Consolidated Balance Sheets and amortized over the term of the related lease.

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

The Company’s rental revenue primarily consists of fixed contractual base rent arising from tenant leases at the Company’s properties under operating leases. Revenue under operating leases that are deemed probable of collection, is recognized as revenue on a straight-line basis over the terms of the related leases. For leases that have fixed and measurable rent escalations, the difference between such rental income earned and the cash rent due under the provisions of the lease is recorded in the Company’s Consolidated Balance Sheets. Management exercises judgment in assessing collectability of leases with revenue for any leases deemed not probable of collection being recognized when cash is collected.

Certain of the Company’s contracts contain non-lease components (e.g., charges for management fees, common area maintenance, reimbursement of third-party maintenance expenses, real estate taxes and insurance) in addition to lease components (i.e., monthly rental charges). Services related to non-lease components are provided over the same period of time as, and billed in the same manner as, monthly rental charges. The Company elected to apply the practical expedient available under ASC 842, for all classes of assets, not to segregate the lease components from the non-lease components when accounting for operating leases. Since the lease component is the predominant component under each of these leases, combined revenues from both the lease and non-lease components are accounted for in accordance with ASC 842 and reported as rental revenues in the Company’s Consolidated Statements of Operations.

Organization and Offering Costs

Organization costs are expensed as incurred and recorded as a component of general and administrative expenses on the Company’s Consolidated Statements of Operations and offering costs are charged to equity as such amounts are incurred. The Company recognized no organization costs and $0.2 million of offering costs for the three months ended March 31, 2023.

The Adviser will advance the Company’s organization and offering costs on behalf of the Company (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through July 22, 2024, the second anniversary of the commencement of the Offering. The Company will reimburse the Adviser for all such advanced costs ratably over a 60 month period following the second anniversary of the commencement of the Offering.

The Adviser and its affiliates had incurred organization and offering costs on the Company’s behalf of $5.7 million and $5.5 million as of March 31, 2023 and December 31, 2022, respectively. These organization and offering costs were recorded as a component of due to affiliates in the accompanying Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, respectively. Such costs became the Company’s liability on July 22, 2022, the date on which the Offering commenced.

Operating Expenses

The Adviser will advance on our behalf certain of the Company’s operating expenses through the earlier of (i) the first date that the Company’s NAV reaches $500 million and (ii) December 31, 2024. The Company will reimburse the Adviser for all such advanced operating expenses ratably over the 60 months following such date. Operating expenses incurred directly by the Company are expensed in the period incurred.

The Adviser and its affiliates incurred operating expenses on the Company’s behalf totaling $5.3 million and $4.4 million as of March 31, 2023 and December 31, 2022, respectively. These operating expenses were recorded as a component of due to affiliates in the accompanying Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, respectively.

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

Earnings Per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock and common stock equivalents outstanding (unless their effect is anti-dilutive) for the period. For the three months ended March 31, 2023, unvested Class E common shares awarded to the Company's independent directors are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive. There were no other potentially dilutive, unissued common shares for the three months ended March 31, 2022. The weighted average number of shares of common stock outstanding is identical for both basic and diluted shares.

4. Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	March 31, 2023	December 31, 2022
Building and building improvements	$147,851	$147,629
Land and land improvements	49,382	49,359
Furniture, fixtures and equipment	2,982	2,965
Total	200,215	199,953
Accumulated depreciation and amortization	(1,619)	(524)
Investments in real estate, net	$198,596	$199,429

The Company did not acquire any investments in real estate during the three months ended March 31, 2023.

5. Investment in Real Estate Debt

The following table details the Company’s investment in real estate debt ($ in thousands):

					March 31, 2023		December 31, 2022
Real Estate Debt	Number of Positions	Credit Rating	Coupon	Maturity Date	Cost Basis	Fair Value	Cost Basis	Fair Value
Mezzanine loan	1	Not Rated	SOFR + 5.22%	September 7, 2024	$16,825	$16,825	$16,825	$16,825

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

The following table details the amounts recognized for the Company's investment in real estate debt ($ in thousands):

For the Three Months Ended March 31, 2023
Interest income	$410
Total income from investment in real estate debt	$410

6. Investments in Real Estate-Related and Other Securities

The following table details the Company’s investments in real estate-related and other securities ($ in thousands):

			March 31, 2023			December 31, 2022
Real Estate-Related and Other Securities	Coupon	Maturity Date	Face Amount	Cost Basis	Fair Value	Face Amount	Cost Basis	Fair Value
CMBS	SOFR + 0.75%	April 30, 2024	$1,954	$1,800	$1,859	$2,000	$1,840	$1,842
U.S. Treasury	4.00%	November 15, 2052	4,550	4,921	4,810	—	—	—
Total real estate-related and other securities			$6,504	$6,721	$6,669	$2,000	$1,840	$1,842

The following table details the amounts recognized for the Company's investments in real estate-related and other securities ($ in thousands):

For the Three Months Ended March 31, 2023
Interest income	$59
Unrealized loss	(54)
Total income from investments in real estate-related and other securities	$5

7. Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	March 31, 2023	December 31, 2022
Intangible assets:
In-place lease intangibles	$4,313	$4,311
Accumulated amortization:
In-place lease amortization	(1,698)	(544)
Intangible assets, net	$2,615	$3,767
Intangible liabilities:
Below-market lease intangibles	$(1,830)	$(1,828)
Accumulated amortization:
Below-market lease amortization	57	28
Intangible liabilities, net	$(1,773)	$(1,800)

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of March 31, 2023 is as follows ($ in thousands):

	In-place Lease Intangibles	Below-market Lease Intangibles
2023 (remainder)	$1,063	$(89)
2024	109	(118)
2025	109	(118)
2026	109	(118)
2027	109	(118)
Thereafter	1,116	(1,212)
Total	$2,615	$(1,773)

The in-place lease intangible amortization is recorded in depreciation and amortization while the below-market intangible amortization is recorded in rental revenue on the Company's Consolidated Statements of Operations.

8. Mortgage Notes and Secured Credit Facility

Mortgage notes

The following is a summary of the fixed-rate mortgage notes secured by the Company’s properties ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	March 31, 2023	December 31, 2022
Caroline West Gray	5.44%	12/1/2029	$45,911	$45,911
Caroline Post Oak	5.44%	12/1/2029	40,528	40,528
Coda on Centre	4.28%	5/30/2029	29,273	29,399
Total fixed-rate loans			115,712	115,838
Deferred financing costs, net			(1,164)	(1,202)
Mortgage discount, net			(841)	(876)
Total mortgage notes			$113,707	$113,760

Secured credit facility

The following is a summary of the Company's floating-rate Credit Facility secured by the unfunded commitments of the Initial Capitalization ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	March 31, 2023	December 31, 2022
Secured credit facility (1)	SOFR + 1.65%	8/31/2023	$65,000	$21,300	$40,200

(1) The secured credit facility has two, one-year extensions of the maturity date at the Company's request.

During 2022, the Company, as initial guarantor, and the Operating Partnership, as initial borrower, entered into a credit agreement (“Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”). The Credit Agreement provides for aggregate commitments of up to $65 million for secured revolving loans and letter of credit issuances, with an accordion feature pursuant to which the Operating Partnership may increase the aggregate commitments up to $150 million, subject to the satisfaction of certain of certain conditions (the "Credit Facility").

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

There were $21.3 million and $40.2 million of borrowings outstanding on the Credit Facility as of March 31, 2023 and December 31, 2022, respectively. The carrying value of the Credit Facility approximates the fair value. The Operating Partnership anticipates repaying the outstanding principal balance of the Credit Facility at maturity which will require a payment of $21.3 million on or prior to August 31, 2023 unless the Operating Partnership exercises one or more extension options. For the three months ended March 31, 2023, the Company incurred $0.6 million of interest expense on the Credit Facility.

Mortgage notes and secured credit facility

The following table details the future principal payments due under the Company’s mortgage notes and Credit Facility as of March 31, 2023 ($ in thousands):

Year	Mortgage Notes	Secured Credit Facility	Total
2023 (remainder)	$367	$21,300	$21,667
2024	510	—	510
2025	536	—	536
2026	560	—	560
2027	585	—	585
Thereafter	113,154	—	113,154
Total future commitments	$115,712	$21,300	$137,012

The Company is subject to various financial and operational covenants under certain of its mortgage notes and the Credit Facility. These covenants require the Company to maintain certain financial ratios, which may include leverage, debt yield, and debt service coverage, among others. As of March 31, 2023, the Company was in compliance with all of its loan covenants that could result in a default under such agreements.

9. Related Party Transactions

The Company and the Operating Partnership entered into an advisory agreement with the Adviser on May 31, 2022, which was amended and restated on on May 12, 2023 (the "Advisory Agreement"). Pursuant to the Advisory Agreement, the Adviser is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of directors.

Certain affiliates of the Company, including the Adviser, will receive fees and compensation in connection with the ongoing management of the assets of the Company. The Adviser will be paid a management fee equal to 1.00% of NAV per annum, payable monthly. The management fee will be paid, at the Adviser’s election, in cash, Class E Shares, or Class E Operating Partnership units. The Class E shares are not subject to the management fee. The Adviser waived its management fee through December 31, 2022.

The Company, as general partner, and Special Limited Partner entered into the Limited Partnership Agreement of JPMREIT OP on June 3, 2022 as amended on September 20, 2022.

The Special Limited Partner holds a performance participation interest in JPMREIT OP that entitles it to receive an allocation from JPMREIT OP equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined in the JPMREIT OP limited partnership agreement). Such allocation will be measured on a calendar year basis, made quarterly and accrued monthly. The performance participation interest will not be paid on the Class E Operating Partnership units. For the three months ended March 31, 2023, the Company accrued $0.1 million relating to the performance participation allocation which is disclosed in the due to affiliates table below as accrued performance participation allocation.

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

During the year ended December 31, 2022, the Company sold 4,548,588 Class E Operating Partnership units to the Adviser for an aggregate purchase price of $45.6 million (see Note 13). No Class E Operating Partnership units were sold during the three months ended March 31, 2023 (see Note 2).

On September 2, 2022, the Company acquired a $26.8 million Mezzanine Loan and, concurrent with the acquisition, sold a $10.0 million pari passu participation interest to an affiliate of the Adviser (see Note 5).

Due to Affiliates

The following table details the components of due to affiliates ($ in thousands):

	March 31, 2023	December 31, 2022
Organization and offering costs	$5,739	$5,539
Operating expenses	5,332	4,431
Accrued performance participation allocation	118	—
Asset management fee	30	—
Total	$11,219	$9,970

Organization and offering costs

The Adviser has advanced $5.7 million and $5.5 million of organization and offering costs (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through March 31, 2023 and December 31, 2022, respectively. The Adviser will advance the Company’s organization and offering costs on behalf of the Company (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through July 22, 2024, the second anniversary of the commencement of the Offering. The Company will reimburse the Adviser for all such advanced costs ratably over a 60 month period following the second anniversary of the commencement of the Offering.

Operating expenses

The Adviser has advanced $5.3 million and $4.4 million of operating expenses on the Company’s behalf as of March 31, 2023 and December 31, 2022, respectively. The Company will reimburse the Adviser for all advanced operating expenses ratably over the 60 months starting the earlier of (i) the first date that the Company’s NAV reaches $500 million and (ii) December 31, 2024.

10. Other Assets and Liabilities

The following table summarizes the components of other assets ($ in thousands):

	March 31, 2023	December 31, 2022
Deferred financing costs, net	$212	$331
Receivables	196	250
Acquisition costs	288	216
Prepaid expenses	336	187
Interest receivable	107	102
Straight-line rent receivable	64	32
Other	45	49
Total	$1,248	$1,167

The following table summarizes the components of accounts payable, accrued expenses and other liabilities ($ in thousands):

	March 31, 2023	December 31, 2022
Real estate taxes payable	$27	$2,159
Accrued expenses	1,318	1,155
Accounts payable	191	867
Distributions payable(1)	316	234
Tenant security deposits	185	183
Other	314	254
Total	$2,351	$4,852

(1) Included in distributions payable is $0.2 million and $0.2 million as of March 31, 2023 and December 31, 2022, respectively relating to distributions declared on Class E units.

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

The following table details the components of operating lease income from the Company's industrial property ($ in thousands). The leases at the Company’s multifamily properties are short term, generally 12 months or less, and are therefore not included.

For the Three Months Ended March 31, 2023
Fixed lease payments	$220
Total fixed lease payments	$220

The following table presents the undiscounted future minimum rents the Company expects to receive from its industrial property as of March 31, 2023 ($ in thousands). The leases at the Company’s multifamily properties are short term, generally 12 months or less, and are therefore not included.

Year	March 31, 2023
2023 (remainder)	$670
2024	906
2025	922
2026	938
2027	954
Thereafter	10,799
Total	$15,189

12. Equity

Authorized capital

The Company is authorized to issue preferred stock and five classes of common stock consisting of Class E shares, Class T shares, Class S shares, Class D shares, and Class I shares. The differences among the common share classes relate to upfront selling commissions and ongoing stockholder servicing fees. See Note 2 for additional detail of each share class.

As of March 31, 2023, in accordance with the Company's charter, the Company had authority to issue 3.1 billion shares, consisting of the following (shares in thousands):

Classification	Number of Shares	Par Value
Class E Shares	600,000	$0.01
Class D Shares	600,000	0.01
Class I Shares	600,000	0.01
Class S Shares	600,000	0.01
Class T Shares	600,000	0.01
Preferred Stock	100,000	0.01
Total	3,100,000

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock (in thousands). There were no outstanding Class T or Class S shares as of March 31, 2023:

	For The Three Months Ended March 31, 2023
	Class E	Class T	Class S	Class D	Class I	Total
Beginning balance, December 31, 2022:	2,361	—	—	—	57	2,418
Common stock issued	716	—	—	49	1,712	2,477
Ending balance, March 31, 2023	3,077	—	—	49	1,769	4,895

Class E share repurchase rights

The Class E shares issued in the Initial Capitalization are not eligible for repurchase pursuant to the share repurchase plan. The Class E shares issued in the Initial Capitalization will only be eligible for repurchase following the earlier to occur of (i) July 22, 2025, the third anniversary of the date the Company commenced this public offering, and (ii) the date that the Company's aggregate NAV is at least $1.5 billion. Following such period, holders of Class E shares (other than the Class E shares purchased by JPMIM as part of the Initial Capitalization, which are subject to special terms discussed in Note 13) may request that the Company repurchase such holder’s Class E shares on a monthly basis. The Company will repurchase Class E shares at a price per share equal to the most recently determined NAV per Class E share as of the repurchase date.

The aggregate amount of Class E shares that the Company is required to repurchase in any month will be limited to an amount equal to any remaining availability for share repurchases pursuant to the terms and conditions of the share repurchase plan (as described in the prospectus), after the Company has fulfilled all repurchase requests submitted pursuant to the share repurchase plan. In addition, the Company will not repurchase any Class E shares during any period that the share repurchase plan has been suspended.

Distribution reinvestment plan

The Company has adopted a distribution reinvestment plan whereby holders of shares of common stock will have the cash distributions attributable to the shares they own reinvested in additional shares; provided, however, that clients of certain participating broker-dealers that do not permit automatic enrollment in our distribution reinvestment plan and stockholders that are residents of certain states that do not permit automatic enrollment in the distribution reinvestment plan will automatically receive their distributions in cash unless they elect to participate in the distribution reinvestment plan.

The purchase price for shares of our common stock purchased pursuant to the distribution reinvestment plan will be equal to the transaction price for the applicable class of shares at the time the distribution is payable (which will generally be equal to the Company’s prior month’s NAV per share). Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares of common stock pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to Class T shares, Class S shares and Class D shares are calculated based on our NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan. Shares acquired under the distribution reinvestment plan will entitle the participant to the same rights and be treated in the same manner as shares purchased in the Offering.

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

The following table details the aggregate distributions declared for each applicable class of common stock:

	For the Three Months Ended March 31, 2023
	Class E	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share of common stock	$0.1005	$—	$—	$0.0670	$0.1005
Stockholder servicing fee per share of common stock	—	—	—	—	—
Net distributions declared per share of common stock	$0.1005	$—	$—	$0.0670	$0.1005

13. Mandatorily Redeemable Class E Units

During the year ended December 31, 2022, the Company sold 4,548,588 Class E Operating Partnership units to the Adviser for an aggregate purchase price of $45.6 million. No Class E Operating Partnership units were sold during the three months ended March 31, 2023.

As the sole investor in Class E units of the Operating Partnership, JPMIM's interest does not have any voting rights but is entitled to receive distributions at the same rate applicable to other classes of units.

Operating Partnership units also carry a protective exchange feature whereby in a liquidation, dilution or winding up, each unit will convert into a number of Class I units (or fraction thereof) with an equivalent NAV. Such feature is designed to carry over NAV into a new form of security immediately prior to liquidation and is not deemed a substantive conversion feature as it is only applicable upon liquidation or upon a listing event which is not the intent of this non-listed REIT structure.

The Class E units held by JPMIM are mandatorily redeemable, and only subject to delays to the continuous obligation to ultimately redeem the Class E units once sufficient availability exists under share repurchase agreements. Therefore, the Class E units held by JPMIM are classified as a liability pursuant to Topic 480 — Distinguishing Liabilities from Equity and is presented as “mandatorily redeemable Class E units” at the initial funding amount received, which is equivalent to fair value at the issuance dates. Subsequently, the mandatorily redeemable Class E units are carried at its cash redemption value as if the unit were repurchased or redeemable at the reporting date, which equals NAV per unit. The change in carrying value (changes in NAV per unit) is classified as mandatorily redeemable Class E units interest costs along with any cash distributions declared in the Consolidated Statements of Operations. The Company recorded an unrealized loss of $3.7 million relating to the unrealized loss of the mandatorily redeemable Class E units and distribution expense of $0.5 million for the three months ended March 31, 2023 which is included in mandatorily redeemable Class E units interest costs in the Consolidated Statements of Operations.

The following table details the mandatorily redeemable Class E unit activity for the three months ended March 31, 2023 ($ in thousands):

For The Three Months Ended March 31, 2023
Balance at the beginning of the year	$45,784
Distributions declared	457
Reclassification to distributions payable/paid	(457)
Unrealized loss	3,686
Ending balance	$49,470

The following table details the future payments due under the Company’s mandatorily redeemable Class E units as of March 31, 2023 ($ in thousands):

Year	Total
2023 (remainder)	$—
2024	—
2025	49,470
2026	—
2027	—
Thereafter	—
Total future commitments	$49,470

Redemption features

JPMIM has agreed to hold all of the Initial Capitalization until the earlier of (i) the first date that the Company's NAV reaches $1.5 billion and (ii) July 22, 2025, three years from the commencement of this offering. Following such date, each month the Company will repurchase, without further action by JPMIM, a number of Class E shares or Class E units from JPMIM in an amount equal to the amount available under the share repurchase plan’s 2% monthly and 5% quarterly caps after satisfying repurchase requests from investors, until such time as the JPM Initial Capitalization has been fully repurchased; provided, that the number of shares subject to each mandatory repurchase may be reduced where other holders of Class E shares that were issued pursuant to the Initial Capitalization and are not subject to repurchase under the share repurchase plan request repurchase of their shares, in which case the Class E shares held by JPMIM and such other investors will be repurchased on a pro rata basis based on their respective percentage ownership immediately prior to such repurchase (not to exceed an aggregate number of shares equal to the amount available under the share repurchase plan’s 2% monthly and 5% quarterly caps). Notwithstanding the foregoing, the Company will not effect any mandatory repurchases during any month in which the full amount of all shares requested to be repurchased by stockholders other than JPMIM under the Company's share repurchase plan is not repurchased or when the Company's share repurchase plan has been suspended.

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Internal Revenue Code. The mandatorily redeemable Class E units receive the same gross distribution per share as the Class E common stock. For the three months ended March 31, 2023, the Company declared distributions of $0.1005 per Class E unit which totaled $0.5 million. When the distribution was declared, the Company recorded a distribution expense which was recorded as a component of mandatorily redeemable Class E units interest cost in the Consolidated Statements of Operations. A distribution payable was also recorded within accounts payable, accrued expenses and other liabilities on the Company's Consolidated Balance Sheets and remained outstanding as of March 31, 2023.

14. Earnings Per Share

The Company's net loss and weighted average number of shares outstanding for the three months ended March 31, 2023 and 2022 consists of the following ($ and shares in thousands):

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022 (1)
Net loss attributable to JPMREIT stockholders	$(6,418)	$—
Weighted-average shares of common stock outstanding, basic and diluted	3,939	20

(1) The Company was formed on November 5, 2021 and commenced operations on September 2, 2022, accordingly, there were minimal operations during the three months ended March 31, 2022.

The calculation of basic and diluted net loss per share amounts for the three months ended March 31, 2023 and 2022 consists of the following ($ and shares in thousands except per share numbers):

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022 (1)
Basic and Diluted Net Loss per Share Attributable to JPMREIT Stockholders
Numerator:
Net loss attributable to JPMREIT stockholders	$(6,418)	$—
Denominator:
Weighted-average shares of common stock outstanding	3,939	20
Basic and diluted net loss per share of common stock	$(1.63)	$(0.02)

(1) The Company was formed on November 5, 2021 and commenced operations on September 2, 2022, accordingly, there were minimal operations during the three months ended March 31, 2022.

For the three months ended March 31, 2023, unissued Class E common shares awarded to the Company's independent directors are excluded from the calculation of diluted EPS as the inclusion of such potential common shares in the calculation would be anti-dilutive. There were no other potentially dilutive, unissued common shares for the three months ended March 31, 2022.

15. Segment Reporting

The Company operates in three reportable segments: multifamily, industrial and investment in real estate debt, real estate-related and other securities. The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment.

The following table details the total assets by segment ($ in thousands):

Segment	March 31, 2023	December 31, 2022
Multifamily	$181,862	$185,792
Industrial	22,222	22,222
Investment in real estate debt, real estate-related and other securities	23,790	18,779
Other (corporate)	16,586	7,519
Total assets	$244,460	$234,312

The following table details the financial results by segment for the three months ended March 31, 2023 ($ in thousands):

	Multifamily	Industrial	Investments in real estate debt, real estate-related and other securities	Total
Revenues
Rental revenue	$3,671	$238	$—	$3,909
Total revenues	3,671	238	—	$3,909
Expenses
Rental property operating	1,161	(33)	3	1,131
Total expenses	1,161	(33)	3	1,131
Income from investment in real estate debt	—	—	410	410
Income from investments in real estate-related and other securities	—	—	5	5
Segment net operating income (loss)	$2,510	$271	$412	$3,193
Depreciation and amortization	$2,168	$80	$—	$(2,253)
General and administrative				(1,103)
Mandatorily redeemable Class E units interest costs				(4,143)
Interest expense				(2,168)
Other income (expense)				3
Net loss				$(6,471)
Net loss attributable to non-controlling interests in consolidated joint ventures				(53)
Net loss attributable to JPMREIT stockholders				$(6,418)

There were minimal operations for the three months ended March 31, 2022, and therefore no comparable table is presented.

16. Commitments and Contingencies

Property purchase commitments

On June 10, 2022, the Company entered into a forward purchase and sale agreement to acquire a truck terminal facility under development on 50.3 acres of land in Garden City, Georgia (the “Truck Terminal Facility”) for an aggregate purchase price, exclusive of closing costs, of $74.7 million. The seller of the Truck Terminal Facility is not affiliated with the Company, the Adviser or their affiliates. It is expected that the acquisition of the Truck Terminal Facility will be funded in part with the proceeds of a mortgage loan secured by the Truck Terminal Facility, to be obtained upon the closing of the acquisition. The Company expects the balance of the purchase price to be funded with the proceeds from the sale of shares of its common stock.

The Truck Terminal Facility is currently under development by the seller and will be completed prior to acquisition. The Company expects to close the acquisition of the Truck Terminal Facility in the third quarter of 2023. The acquisition of the Truck Terminal Facility is subject to the satisfaction of a number of customary closing conditions, including the delivery of the completed Truck Terminal Facility.

The Truck Terminal Facility is a forward purchase commitment and the Company anticipates the funding schedule, inclusive of deposits and due diligence funding, to require payments of $68.5 million for the remainder of 2023. As of March 31, 2023 and December 31, 2022, the Company made deposits of $6.2 million and $5.5 million, respectively.

Litigation

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2023, the Company was not involved in any material legal proceedings.

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

18. Subsequent Events

Distributions

The Company declared distributions on all outstanding shares of common stock and Operating Partnership units as of the close of business on the record date of April 28, 2023. The Company paid or reinvested these distributions amounting to $0.4 million on May 3, 2023.

Capital raising and financing

As part of the Offering, subsequent to March 31, 2023, the Company sold 943,085 and 130,125 shares of Class I and Class D common stock for net proceeds of $10.0 million and $1.4 million, respectively, which is inclusive of distributions reinvested in accordance with the Company's distribution reinvestment plan.

As part of a private offering, subsequent to March 31, 2023, the Company sold 1,228,081 and 30,715 shares of Class E and Class I common stock, respectively, for net proceeds of $13.6 million which is inclusive of distributions reinvested in accordance with the Company's distribution reinvestment plan. The Company received subscriptions of $8.8 million prior to March 31, 2023 which are recorded as subscriptions received in advance on the Company's Consolidated Balance Sheet as of March 31, 2023.

Subsequent to March 31, 2023, the Company paid $21.3 million to reduce the outstanding balance under the Credit Facility.

Distribution Reinvestment Plan

On May 12, 2023, the Company’s board of directors approved an amended distribution reinvestment plan, under which a participating stockholder who seeks the repurchase by the Company of a portion of, but fewer than all, his or her shares will continue to participate in the distribution reinvestment plan with respect to any shares not repurchased. A stockholder’s participation in the distribution reinvestment plan will automatically terminate if he or she seeks the repurchase by the Company of all his or her shares, whether or not all of the stockholder's shares are actually repurchased, and any distributions paid following such repurchase request will be paid in cash.

Advisory Agreement Amendment

On May 12, 2023, following the approval of the Company’s board of directors, including all of the Company’s independent directors, the Company entered into an Amended and Restated Advisory Agreement (the “Amended and Restated Advisory Agreement”) with the Operating Partnership and the Adviser to reflect an updated reimbursement schedule for organization and offering expenses and operating expenses advanced by the Adviser. Pursuant to the Amended and Restated Advisory Agreement, the Adviser will advance the Company’s organization and offering expenses on the Company’s behalf through July 22, 2024, the second anniversary of the commencement of the Offering. In addition, the Adviser will advance the Company’s operating expenses through the earlier of (i) the first day that the Company’s NAV reaches $500 million and (ii) December 31, 2024. The terms of the Advisory Agreement otherwise remain unchanged.

Other

Subsequent to March 31, 2023, the Company invested $3.7 million in an affiliated money market fund managed by the Advisor.

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

Our board of directors at all times has ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the Advisory Agreement, however, we have delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors.

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

The number and type of properties or real estate-related and other investments that we acquire will depend upon real estate market conditions, the amount of proceeds we raise in the Offering and other circumstances existing at the time we are acquiring such assets.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties, real estate debt and real estate-related or other securities.

Q1 2023 Highlights

Capital raising and distributions

•
Raised net proceeds of $7.2 million, $17.2 million and $0.5 million from the sale of Class E shares, Class I shares and Class D shares during three months ended March 31, 2023, respectively.
•
Declared distributions totaling $0.9 million for the three months ended March 31, 2023, including $0.5 million related to Class E units.

Investing

•
Purchased a U.S. Treasury security for $4.9 million during the three months ended March 31, 2023.

Financing

•
During the three months ended March 31, 2023, we repaid $18.9 million of the outstanding balance of our Credit Facility.

Portfolio

The following chart outlines the percentage of our assets across investments in real estate, investment in real estate debt and investments in real estate-related and other securities based on fair value by category as of March 31, 2023:

Asset Allocation(1)
3%
7%
90%
Real estate
Real estate debt
Real estate-related and other securities

(1) Real estate includes our direct property investments; real estate debt is our Mezzanine Loan; and real estate-related and other securities consists of our CMBS and U.S. Treasury investments.

The following charts further describe the composition of our investments in real estate based on estimated fair value as of March 31, 2023:

Investments in real estate

As of March 31, 2023, we owned four real estate properties which are summarized in the following table ($ in thousands):

Property type	Number of Properties	Sq. Ft. (in thousands)/Number of Units	Occupancy Rate (1)	Gross Asset Value (2)	Revenue	Percent of Revenue
Multifamily	3	688 units	90%	$194,802	$3,671	93.9%
Industrial	1	424 sq. ft.	100%	19,696	238	6.1%
Total	4			$214,498	$3,909	100.0%

(1) Occupancy for our multifamily properties is measured monthly by dividing property market rent for occupied units by the gross market rent potential of all units. Gross market rent potential is the average monthly market rent of all units at the property. Occupancy is a weighted by the total real estate asset value of all investments in real estate.

(2) Based on fair value as of March 31, 2023.

The following table provides information regarding our real estate properties as of March 31, 2023:

Property Type and Investment	Number of Properties	Location(3)	Acquisition Date	Ownership Interest (1)	Sq. Feet (in thousands)/Number of Units	Occupancy (2)
Multifamily:
Caroline West Gray	1	Houston, TX	November 2022	95%	275	94%
Caroline Post Oak	1	Houston, TX	November 2022	95%	238	92%
Coda on Centre	1	Pittsburgh, PA	December 2022	100%	175	82%
Total multifamily	3				688
Industrial:
6200 Bristol	1	Philadelphia, PA	October 2022	100%	424	100%
Total industrial	1				424

(1) Certain of the joint venture agreements entered into by us provide the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any profits interest due to the other partner will be reported within non-controlling interests in consolidated joint ventures on our Consolidated Balance Sheets.

(2) Occupancy for our multifamily properties is measured monthly by dividing property market rent for occupied units by the gross market rent potential of all units. Gross market rent potential is the average monthly market rent of all units at the property. Occupancy is a weighted by the total real estate asset value of all investments in real estate.

(3) Refers to the metropolitan statistical area.

Lease expirations

The following table details the expiring leases at our industrial property by annualized base rent as of March 31, 2023 ($ in thousands). The table below excludes our multifamily properties as substantially all leases at such properties expire within 12 months:

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

Investment in real estate debt

The following table summarizes our investment in real estate debt as of March 31, 2023 and December 31, 2022 ($ in thousands):

					March 31, 2023		December 31, 2022
Real Estate Debt	Number of Positions	Credit Rating	Coupon	Maturity Date	Cost Basis	Fair Value	Cost Basis	Fair Value
Mezzanine loan	1	Not Rated	SOFR + 5.22%	September 7, 2024	$16,825	$16,825	$16,825	$16,825

Investments in real estate-related and other securities

The following table summarizes our investments in real estate-related and other securities as of March 31, 2023 and December 31, 2022 ($ in thousands):

			March 31, 2023			December 31, 2022
Real Estate-Related and Other Securities	Coupon	Maturity Date	Face Amount	Cost Basis	Fair Value	Face Amount	Cost Basis	Fair Value
CMBS	SOFR + 0.75%	April 30, 2024	$1,954	$1,800	$1,859	$2,000	$1,840	$1,842
U.S. Treasury	4.00%	November 15, 2052	4,550	4,921	4,810	—	—	—
Total real estate-related and other securities			$6,504	$6,721	$6,669	$2,000	$1,840	$1,842

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022 (1)
Revenues
Rental revenue	$3,909	$—
Total revenues	3,909	—
Expenses
Rental property operating	1,131	—
General and administrative	1,103	—
Depreciation and amortization	2,253	—
Total expenses	4,487	—
Other income (expense), net
Income from investment in real estate debt	410	—
Income from investments in real estate-related and other securities	5	—
Mandatorily redeemable Class E units interest costs	(4,143)	—
Interest expense	(2,168)	—
Other income (expenses), net	3	—
Total other income (expense), net	(5,893)	—
Net loss	$(6,471)	$—
Net loss attributable to non-controlling interests in consolidated joint ventures	(53)	—
Net loss attributable to JPMREIT stockholders	$(6,418)	—
Net loss per share of common stock - basic and diluted	$(1.63)	$(0.02)
Weighted-average shares of common stock outstanding - basic and diluted	3,939	20

(1) From November 15, 2021 (date of our initial capitalization) through June 30, 2022, we had not commenced our principal operations and were focused on our formation and the registration of the Offering. The Offering commenced on July 22, 2022 and we commenced principal operations on September 2, 2022 with the acquisition of our first investment. Therefore, there were minimal operations in the period for the three months ended March 31, 2022. Accordingly, no comparative amounts for the three months ended March 31, 2022 are included.

Rental revenue

During the three months ended March 31, 2023, we recognized $3.9 million of rental revenue from our four real estate investments. Rental revenue primarily consists of base rent arising from tenant leases at our multifamily and industrial properties. Rental revenue, aside from short term leases generally less than one year in term, is recognized on a straight-line basis over the life of the lease, including any fixed and measurable rent escalations and abatements.

Rental property operating expenses

Rental property operating expenses consist of the costs of ownership and operation of the real estate investments. Examples of rental property operating expenses include insurance, utilities, real estate taxes and repair and maintenance expenses. Rental property operating expenses also include general and administrative expenses unrelated to the operations of the properties. During the three months ended March 31, 2023, rental property operating expenses were $1.1 million.

General and administrative expenses

During the three months ended March 31, 2023, general and administrative expenses were $1.1 million which includes $0.9 million related to general corporate matters, such as professional fees, legal fees and insurance premiums and $0.2 million in director compensation and restricted stock amortization.

Depreciation and amortization expenses

Depreciation and amortization expenses are impacted by the fair values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. During the three months ended March 31, 2023, depreciation and amortization expenses were $2.3 million, driven by depreciation of $1.1 million and $1.2 million of amortization of in-place lease intangibles.

Income from investment in real estate debt

During the three months ended March 31, 2023, we recognized $0.4 million of interest income from our investment in real estate debt.

Income from investments in real estate-related and other securities

During the three months ended March 31, 2023, income from our investments in real estate-related and other securities was $5,000, which consisted of interest income of $59,000 partially offset by an unrealized loss of $54,000 on our real estate-related and other investments.

Mandatorily redeemable Class E units interest costs

During the three months ended March 31, 2023, we incurred costs related to our mandatorily redeemable Class E units of $4.1 million, which consisted of an allocation of appreciation of $3.7 million relating to the unrealized loss of the mandatorily redeemable non-controlling interest and distribution expense of $0.5 million.

Interest expense

During the three months ended March 31, 2023, interest expense was $2.2 million, which primarily consisted of interest expense incurred on our mortgage notes and Credit Facility.

Other income (expense), net

During the three months ended March 31, 2023, other income was less than $0.01 million and consisted of interest earned from bank accounts.

Net loss attributable to non-controlling interests in consolidated joint ventures

During the three months ended March 31, 2023, net loss attributable to non-controlling interests in consolidated joint ventures was approximately $0.05 million due to the 5% non-controlling interest in the Caroline West Gray and Caroline Post Oak properties held by our joint venture partner.

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

The Adviser will advance our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through July 22, 2024, the second anniversary of the commencement of the Offering. We will reimburse the Adviser for such advanced expenses ratably over the 60 months following July 22, 2024, the second anniversary of the commencement of the Offering. We accrued approximately $5.7 million and 5.5 million of organization and offering expenses payable to the Adviser which are included in due to affiliate on our Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, respectively. In addition, the Adviser will advance on our behalf certain of our operating expenses through the earlier of (i) the first date that our NAV reaches $500 million and (ii) December 31, 2024 at which point we will reimburse the Adviser for all such advanced expenses ratably over the 60 months following such date. The Adviser advanced, and we accrued, approximately $5.3 million and $4.4 million of operating expenses which are included in due to affiliate on our Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, respectively.

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

Pursuant to a separate private offering, JPMIM has agreed to purchase $25.0 million in Class E shares or Class E units, or a combination thereof, and up to an additional $75.0 million in Class E shares or Class E units. As of March 31, 2023, we received $162.1 million in commitments to purchase shares of our common stock and Class E units, including the shares and units to be purchased by JPMIM, and have sold $28.1 million in Class E shares and $45.6 million Class E units from such commitments. We are not required to call all of the capital commitments made by investors pursuant to the Initial Capitalization prior to their expiration. In addition, we sold $2.5 million Class E shares to employees of the Adviser.

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

The following table is a summary of our mortgage note indebtedness as of March 31, 2023 and December 31, 2022 ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	March 31, 2023	December 31, 2022
Caroline West Gray	5.44%	12/1/2029	$45,911	$45,911
Caroline Post Oak	5.44%	12/1/2029	40,528	40,528
Coda on Centre	4.28%	5/30/2029	29,273	29,399
Total fixed-rate loans			115,712	115,838
Deferred financing costs, net			(1,164)	(1,202)
Mortgage discount, net			(841)	(876)
Total mortgage notes			$113,707	$113,760

The following table is a summary of our secured credit facility indebtedness as of March 31, 2023 and December 31, 2022 ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	March 31, 2023	December 31, 2022
Secured credit facility (1)	SOFR + 1.65%	8/31/2023	$65,000	$21,300	$40,200

(1) The secured credit facility has two, one-year extensions of the maturity date at our request. See Note 8 — "Mortgage Notes and Secured Credit Facility" to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

For the Three Months Ended
March 31, 2023
Net cash used in operating activities	$(1,545)
Net cash used in investing activities	(6,323)
Net cash provided by financing activities	14,390
Net change in cash	$6,522

Cash flows used in operating activities were $1.5 million for the three months ended March 31, 2023 due to a $6.5 million net loss and a net decrease in liabilities of $1.3 million partially offset by a $3.7 million unrealized loss of mandatorily redeemable Class E units, a $2.3 million adjustment from depreciation and amortization and $0.3 million of other adjustments. The net decrease in accounts payable, accrued expenses and other liabilities was driven primarily by the payment of real estate tax liabilities of $2.1 million that were assumed in exchange for an equal reduction in cash consideration as part of our acquisition of Caroline West Gray and Caroline Post Oak multi-family investments during the three-months ended December 31, 2022.

Cash flows used in investing activities were $6.3 million for the three months ended March 31, 2023 due to $4.9 million used to purchase a U.S. Treasury, $0.7 million for acquisitions of real estate and $0.7 million of deposits paid on real estate acquisitions.

Cash flows provided by financing activities totaled $14.4 million for the three months ended March 31, 2023 due $24.9 million of proceeds from the issuance of common stock and $8.8 million of proceeds from subscriptions received in advance partially offset by $19.0 million of repayments of borrowings and $0.3 million of distributions paid.

Distributions

We generally intends to distribute substantially all of our taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to our stockholders each year to comply with the REIT provisions of the Internal Revenue Code. Each class of common stock receives the same gross distribution per share. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share.

The following table details the aggregate distributions declared for each applicable class of common stock:

	For the Three Months Ended March 31, 2023
	Class E	Class T	Class S	Class D	Class I
Aggregate gross distributions declared per share of common stock	$0.1005	$—	$—	$0.0670	$0.1005
Stockholder servicing fee per share of common stock	—	—	—	—	—
Net distributions declared per share of common stock	$0.1005	$—	$—	$0.0670	$0.1005

The following tables summarizes our distributions declared and paid during the three months ended March 31, 2023 ($ in thousands):

	For the Three Months Ended March 31, 2023
	Amount	Percentage
Distributions (1)
Payable in cash	$258	81%
Reinvested in shares	60	19%
Total distributions	$318	100%
Source of Distributions
Cash flows from operating activities	$-	0%
Offering proceeds (2)	318	100%
Total sources of distributions	$318	100%
Cash flows from operating activities (3)	$(1,545)

(1) Excludes distributions paid on Class E units.

(2) Includes proceeds from the sale of Class E units, Class E shares, Class D shares and Class I shares.

(3) Cash used in operating activities was primarily driven by a settlement of approximately $2.1 million of real estate tax liabilities that were assumed as part of our acquisition of Caroline West Gray and Caroline Post Oak multi-family investments during the three months ended December 31, 2022. In conjunction with the acquisition of Caroline West Gray and Caroline Post Oak, and as a result of agreeing to assume the real estate tax liabilities of the seller of approximately $2.1 million, we reduced the cash consideration to the seller by approximately $2.1 million. The first quarter tax payment was made directly to the taxing authority and not the seller. Therefore the payment is included as a cash flow used in operating activities and not as an investing activity.

In addition to the distributions declared and paid on our common stock, we declared $0.5 million and paid $0.5 million for Class E unit distributions during the three months ended March 31, 2023. Such amounts are recorded in mandatorily redeemable Class E unit interest costs on the Consolidated Statements of Operations and accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets, respectively.

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation guidelines that contain a comprehensive set of methodologies to be used by the Adviser and our independent valuation advisor in connection with estimating the values of our assets and liabilities for purposes of our NAV calculation. The overarching principle of these guidelines is to produce a valuation that represents a fair and accurate estimate of the value of our investments or the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments. These valuation guidelines are largely based upon standard industry practices used by private, open-end real estate funds and other public, non-listed REITs, and are administered by the Adviser.

As a public company, we are required to issue financial statements based on historical cost in accordance with GAAP, which are subject to an independent audit. To calculate our NAV for purposes of establishing a purchase and repurchase price for our shares, we have adopted a model, as explained below, that adjusts the value of our assets from historical cost to fair value in accordance with the GAAP principles set forth in FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures. However, our valuation procedures and our NAV are not subject to GAAP and are not subject to independent audit. Our NAV may differ from equity reflected on our audited financial statements, even if we are required to adopt a fair value basis of accounting for GAAP financial statement purposes in the future. Because these fair value calculations involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of our assets may differ from their actual realizable value or future fair value. Furthermore, no rule or regulation requires that we calculate NAV in a certain way. While we believe our NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires we calculate NAV in a certain way. As a result, other public, non-listed REITs may use different methodologies or assumptions to determine NAV.

At the beginning of each calendar year, the Adviser develops a valuation plan with the objective of having each of our operating properties appraised each quarter, except for newly acquired properties as described below. Our independent valuation advisor and the other independent third-party appraisal firms will take into account customary and accepted financial and commercial procedures and considerations as they deem relevant, which may include, without limitation, the review of documents, materials and information relevant to valuing the property that are provided by the Adviser, such as (i) historical or forecasted operating revenues and expenses of the property; (ii) lease agreements on the property; (iii) the revenues and expenses of the property; (iv) information regarding recent or planned estimated capital expenditures; and (v) any other information relevant to valuing the real estate property. Appraisals are performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practices, the real estate appraisal industry standards created by The Appraisal Foundation, or the similar industry standard for the country where the property appraisal is conducted. Each appraisal must be reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute) or similar designation or, for international appraisals, a public or other certified expert for real estate valuations. Upon conclusion of the appraisal, the independent valuation advisor or the independent third-party appraisal firm prepares a written report with an estimated gross fair value of the property. Any appraisal provided by a firm other than our independent valuation advisor is performed in accordance with our valuation guidelines and is not considered in the Adviser’s valuation of the applicable property until our independent valuation advisor has confirmed the reasonableness of such appraisal.

In accordance with the valuation guidelines, our fund administrator calculates our NAV per share for each class of our common stock as of the last calendar day of each month, using a process that reflects several components (each as described above), including the estimated fair value of (1) each of our properties based upon individual appraisal reports provided quarterly by third party independent valuation firms or our independent valuation advisor, (2) our real estate-related assets for which third-party market quotes are available, (3) our other real estate-related assets, if any, and (4) our other assets and liabilities. The NAV per share for the share classes we are offering to the public may differ because stockholder servicing fees, management fees and the performance participation allocable to a specific class of shares are only included in the NAV calculation for that class.

At the end of each month, before taking into consideration additional issuances of shares of capital stock, share repurchases or class-specific expense accruals for that month, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV plus issuances of shares that were effective on the first calendar day of such month. The NAV calculation is available generally within 15 calendar days after the end of the applicable month. Changes in our monthly NAV include, without limitation, accruals of our net portfolio income, interest expense, the management fee, any accrued performance participation, distributions, unrealized/realized gains and losses on assets, any applicable organization and offering costs and any expense reimbursements. Changes in our monthly NAV also include material non-recurring events, such as capital expenditures and material property acquisitions and dispositions occurring during the month. Notwithstanding anything herein to the contrary, the Adviser may in its discretion consider material market data and other information that becomes available after the end of the applicable month in valuing our assets and liabilities and calculating our NAV for a particular month. On an ongoing basis, the Adviser will adjust the accruals to reflect actual operating results and the outstanding receivable, payable and other account balances resulting from the accumulation of monthly accruals for which financial information is available.

The Adviser has advanced, and will continue to advance, our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through July 22, 2024, the second anniversary of the commencement of this offering. We will reimburse the Adviser for such advanced expenses ratably over the 60 months following July 22, 2024. For purposes of calculating our NAV, the organization and offering expenses paid by the Adviser through July 22, 2024 are not recognized as expenses or as a component of equity and reflected in our NAV until we reimburse the Adviser for these expenses. In addition, the operating expenses paid by the Adviser through the earlier of (i) the first date that our NAV reaches $500 million and (ii) December 31, 2024 are not recognized as expenses or as a component of equity and reflected in our NAV until we reimburse the Adviser for these expenses.

Following the aggregation of the net asset values of our investments, the addition of any other assets (such as cash on hand) and the deduction of any other liabilities, our fund administrator incorporates any class-specific adjustments to our NAV, including additional issuances and repurchases of our common stock and accruals of class-specific stockholder servicing fees, management fees and any accrued performance participation. For each applicable class of shares, each of the stockholder servicing fee and the management fee is calculated as a percentage of the aggregate NAV for such class of shares. At the close of business of each record date for any declared distribution, our NAV for each class will be reduced to reflect the accrual of our liability to pay any distribution to our stockholders of record of such class. NAV per share for each class is calculated by dividing such class’s NAV at the end of each month by the number of shares outstanding for that class at the end of such month.

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. We believe our NAV is a meaningful supplemental non-GAAP operating metric. The following table provides a breakdown of the major components of our NAV as of March 31, 2023 ($ and shares in thousands):

Components of NAV	March 31, 2023
Investments in real estate	$214,507
Investment in real estate debt	16,825
Investments in real estate-related and other securities	6,743
Cash and cash equivalents	12,088
Restricted cash	222
Other assets	6,769
Debt obligations	(135,836)
Other liabilities	(2,370)
Subscriptions received in advance	(8,832)
Accrued performance participation allocation	(118)
Stockholder servicing fees payable the following month (1)	-
Non-controlling interests in joint ventures	(7,952)
JPMIM mandatorily redeemable Class E units (2)	(49,470)
Net asset value	$52,576
Number of outstanding shares	4,896

(1) Stockholder servicing fees only apply to Class T, Class S and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under accounting principles generally accepted in the United States of America (“GAAP”), we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S and Class D shares. As of March 31, 2023, we have not incurred any stockholder servicing fees.

(2) Represents Class E units in the Operating Partnership held by the Adviser that are mandatorily redeemable and only subject to delays to the continuous obligation to ultimately redeem the Class E units once sufficient availability exists under the share repurchase agreements. Therefore, the Class E units held by JPMIM are classified as a liability pursuant to ASC 480 Distinguishing Liabilities From Equity and are presented as “JPMIM mandatorily redeemable Class E units” at the initial funding amount received, which is equivalent to fair value at the issuance dates. Subsequently, the JPMIM mandatorily redeemable Class E units are carried at their cash redemption value as if the units were repurchased or redeemable at the reporting date, which equals NAV per unit of $10.88.

The following table provides a breakdown of our total NAV and NAV per share by share class as of March 31, 2023 ($ and shares):

NAV Per Share	Class E Shares	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Total
Net asset value	$33,468	$—	$—	$511	$18,598	$52,576
Number of outstanding shares	3,077	—	—	49	1,769	4,896
NAV Per Share as of March 31, 2023	$10.88	$—	$—	$10.39	$10.51

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the March 31, 2023 valuations, based on property types. Once we own more than one industrial property, we will include the key assumptions for such property type.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily properties	6.38%	5.13%

These assumptions are determined by our independent valuation advisor and reviewed by the Adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values
Discount rate	0.25% decrease	2.03%	2.06%
(Weighted average)	0.25% increase	(2.03)%	(1.90)%
Exit capitalization rate	0.25% decrease	3.55%	3.29%
(Weighted average)	0.25% increase	(3.55)%	(2.88)%

The following table reconciles stockholders’ equity per our Consolidated Balance Sheet to our NAV:

Reconciliation of Stockholders’ Equity to NAV	March 31, 2023
Stockholders’ equity under GAAP	$33,557
Adjustments:
Organization, offering costs and operating expenses(1)	2,007
Unrealized real estate appreciation(2)	13,467
Accumulated depreciation and amortization(3)	3,545
NAV	$52,576

(1) The Adviser has agreed to advance our organization and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through the second anniversary of the commencement of the Offering. We will reimburse the Adviser for such advanced expenses ratably over the 60-months following July 22, 2024, the second anniversary of the commencement of the Offering. In addition, the Adviser has agreed to advance on our behalf certain of our operating expenses through the earlier of (i) the first date that our NAV reaches $500 million and (ii) December 31, 2024 at which point we will reimburse the Adviser for all such advanced expenses ratably over the 60 months following such date. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For the purposes of calculating NAV, such costs will be recognized as a reduction to NAV as they are reimbursed ratably over the 60 month reimbursement period.

(2) Our investments in real estate are presented under historical cost in our GAAP consolidated financial statements. As such, any changes in the fair market value of our investments in real estate are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate are recorded at fair value.

(3) In accordance with GAAP, we depreciate our investments in real estate and amortize certain other assets and liabilities. Such depreciation and amortization is not recorded for purposes of determining our NAV.

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

Mandatorily redeemable Class E units

We report our mandatorily redeemable Class E units of the Operating Partnership as a liability on our Consolidated Balance Sheets at JPMIM’s cash redemption value. JPMIM’s cash redemption value is determined based on our NAV per Class E unit as of our balance sheet date. For purposes of determining our NAV, our investments in real estate are recorded at fair value based on independent third-party valuations prepared by licensed appraisers in accordance with standard industry practice or in the case of real estate-related and other securities using readily available actively quoted prices.

These fair value estimates of our investments in real estate are particularly important as they are used for the calculation of NAV, which determines the adjustment to the carrying value of our mandatorily redeemable Class E units. Significant differences in the fair value of our mandatorily redeemable Class E units may result from changes in market conditions that cause our NAV, and thus JPMIM’s redemption value, to increase or decrease during the period which is recorded as a component of Mandatorily redeemable Class E units interest costs on our Consolidated Statements of Operations.

Investment in real estate debt

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

Our real estate debt investment is unlikely to have readily available market quotations. As such, we determine fair value by utilizing or reviewing certain of the following (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios and (vii) borrower financial condition and performance. We classify these investments as Level 3 within the valuation hierarchy. Judgments used to determine fair value of Level 3 instruments are more significant than those required when determining the fair value of instruments classified as Level 1 or 2 due to the inherent uncertainty of the estimates and judgments used. These values may differ materially from the values that would have been used had a ready market for these investments existed. External factors may cause those values and the values of those investments for which readily observable inputs exists, to increase or decrease over time, impacting the value of our investment which is recorded in income (loss) from investments in real estate debt on the Consolidated Statements of Operations.

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to March 31, 2023 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness (1)	$155,035	$4,506	$13,063	$13,051	$124,415
Property purchase commitments (2)	68,475	68,475	—	—	—
Secured credit facility (3)	21,922	21,922	—	—	—
Organizational, offering and operating costs	11,071	—	2,788	4,428	3,855
Mandatorily redeemable Class E units (4)	49,470	—	49,470	—	—
Total	$305,973	$94,903	$65,321	$17,479	$128,270

(1) The allocation of our indebtedness includes both principal and interest payments.

(2) The property purchase commitments relate to the forward purchase and sale agreement to acquire a truck terminal facility under development in Garden City, Georgia. See Note 16 — “Commitments and Contingencies” to our consolidated financial statements in this Quarterly Report on Form 10-Q.

(3) The secured credit facility indebtedness includes both principal and interest payments based on the interest rate in effect at March 31, 2023.

(4) We will be required to repurchase mandatorily redeemable Class E units and Class E shares owned by JPMIM starting at the earliest of (i) the first date that our NAV reaches $1.5 billion or (ii) July 22, 2025, three years from the commencement of the Offering. See Note 13 — “Mandatorily Redeemable Class E Units” to our consolidated financial statement in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense costs. We may seek to manage or mitigate our risk to the exposure of interest risk through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of March 31, 2023, the outstanding principal balance of our variable rate indebtedness was $21.3 million from our Credit Facility, which is indexed to the one-month forward-looking term rate based on SOFR as maintained by CME Group Benchmark Administration Ltd. (the "Reference Rate"). For the three months ended March 31, 2023, a 10% increase the Reference Rate would have resulted in increased interest expense of less than $0.1 million.

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

Market risk

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, we will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income from changes in interest rates, the overall returns on your investment may be reduced. Our board of directors has not yet established policies and procedures regarding our use of derivative financial instruments for hedging or other purposes and as of March 31, 2023, we did not own any derivative financial instruments for hedging or other purposes.

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

Real estate market value risk

Real estate property values are subject to volatility and may be adversely affected by a number of factors, including but not limited to national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On January 3, 2023, we issued 6,962 unregistered Class E shares of common stock at a price per share of $10.05 to accredited investors in a private placement of Class E shares for an aggregate purchase price of $0.1 million .

On January 3, 2023, pursuant to our distribution reinvestment plan, we issued 705 Class E Shares at a price per share of $10.05 to accredited investors for an aggregate purchase price of $0.01 million.

On February 1, 2023, we issued 30,798 unregistered Class E shares of common stock at a price per share of $10.07 to accredited investors in a private placement of Class E shares for an aggregate purchase price of $0.3 million .

On February 1, 2023, pursuant to our distribution reinvestment plan, we issued 731 Class E Shares at a price per share of $10.07 to accredited investors for an aggregate purchase price of $0.01 million.

On February 2, 2023, we issued 674,581 unregistered Class E shares of common stock at a price per share of $10.07 to accredited investors in a private placement of Class E shares for an aggregate purchase price of $6.8 million .

On March 1, 2023, pursuant to our distribution reinvestment plan, we issued 1,019 Class E Shares at a price per share of $10.08 to accredited investors for an aggregate purchase price of $0.01 million.

The transactions described above were exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) and Regulation D thereof because they were not part of any public offering and did not involve any general solicitation or general advertising.

Share repurchases

During the period ended March 31, 2023, we did not repurchase any shares of our common stock pursuant to our share repurchase plan.

Use of Proceeds

On July 22, 2022, our Registration Statement on Form S-11 (File No. 333-265588), covering our public offering of up to $5 billion of common stock, was declared effective under the Securities Act. The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings.

As of March 31, 2023, we received gross proceeds of $18.3 million from the Offering. The following table presents information about the Offering and use of proceeds therefrom ($ in thousands):

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Total
Offering proceeds:
Shares sold	—	—	49	1,769	1,818
Gross offering proceeds	$—	$—	$495	$17,782	$18,277
Selling commissions and other dealer manager fees	—	—	—	—	—
Accrued stockholder servicing fees	—	—	—	—	—
Net offering proceeds	$—	$—	$495	$17,782	$18,277

We primarily used the net proceeds from the unregistered sales along with the Offering toward the acquisition of $202.3 million of real estate, an investment in real estate debt of $16.8 million and $6.7 million in real estate-related and other securities. In addition to the net proceeds from the Offering, we financed our investments with $21.3 million of financing from the credit facility and $113.7 million from mortgage notes, including an assumed loan of $28.2 million. In addition, we may from time to time use proceeds from the Offering to pay down our credit facility if there are no acquisitions at the time proceeds are received. See Item 2—“Management’s

Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” for additional details on our borrowings.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Unregistered Sales of Equity Securities

On April 3, 2023, we issued 1,206,916 and 11,690 unregistered Class E shares and Class I shares of common stock at a price per share of $10.83 and $10.69, to accredited investors in a private placement of Class E shares and Class I shares for an aggregate purchase price of $13.1 million and $0.1 million, respectively.

On April 3, 2023, pursuant to our distribution reinvestment plan, we issued 792 Class E Shares at a price per share of $10.83 to accredited investors for an aggregate purchase price of $0.01 million.

On May 1, 2023, we issued 18,389 and 19,025 unregistered Class E shares and Class I shares of common stock at a price per share of $10.88 and $10.51, to accredited investors in a private placement of Class E shares and Class I shares for an aggregate purchase price of $0.2 million and $0.2 million, respectively.

On May 1, 2023, pursuant to our distribution reinvestment plan, we issued 813 Class E Shares at a price per share of $10.88 to accredited investors for an aggregate purchase price of $0.01 million.

The transactions described above were exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) and Regulation D thereof as they were not part of any public offering and did not involve any general solicitation or general advertising.

Other

On May 12, 2023, our board of directors approved an amended distribution reinvestment plan, under which a participating stockholder who seeks the repurchase by us of a portion of, but fewer than all, his or her shares will continue to participate in the distribution reinvestment plan with respect to any shares not repurchased. A stockholder’s participation in the distribution reinvestment plan will automatically terminate if he or she seeks the repurchase by us of all his or her shares, whether or not all of the stockholder’s shares are actually repurchased, and any distributions paid following such repurchase request will be paid in cash.

On May 12, 2023, following the approval of our board of directors, including all of our independent directors, we entered into an Amended and Restated Advisory Agreement (the “Amended and Restated Advisory Agreement”), with the Operating Partnership and the Adviser, to reflect an updated reimbursement schedule for organization and offering expenses and operating expenses advanced by the Adviser. Pursuant to the Amended and Restated Advisory Agreement, the Adviser will advance our organization and offering expenses on our behalf through July 22, 2024, the second anniversary of the commencement of the Offering. In addition, the Adviser will advance our operating expenses through the earlier of (i) the first day that our NAV reaches $500 million and (ii) December 31, 2024. The terms of the Advisory Agreement otherwise remain unchanged.

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

4.1*	Amended and Restated Distribution Reinvestment Plan, dated May12, 2023.
10.1*

Amended and Restated Advisory Agreement, dated May 12, 2023, by and among J.P. Morgan Real Estate Income Trust, Inc., J.P. Morgan REIT Operating Partnership, L.P. and J.P. Morgan Investment Management Inc.

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

J.P. Morgan Real Estate Income Trust, Inc.

Date: May 12, 2023	By:	/s/ Michael P. Kelly
Michael P. Kelly
Chairperson of the Board and Chief Executive Officer

Date: May 12, 2023	By:	/s/ Lawrence A. Goodfield, Jr.
Lawrence A. Goodfield, Jr.
Chief Financial Officer and Treasurer