Form 10-Q
period 2023-06-30
J.P. Morgan Real Estate Income Trust, Inc.
filed 2023-08-11
CIK 1893262

. T

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 11, 2023, the registrant had 278,995 shares of Class D common stock, 3,646,855 shares of Class I common stock, 53,776 shares of Class S common stock and 5,811,538 shares of Class E common stock $0.01 par value per share. There were no outstanding shares of Class T common stock.

i

Item 1. Financial Statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)

	June 30,	December 31,
	2023	2022
ASSETS
Investments in real estate, net	$197,868	$199,429
Investment in real estate debt	16,825	16,825
Investments in real estate-related and other securities	6,542	1,842
Intangible assets, net	1,608	3,767
Cash and cash equivalents	12,825	5,660
Restricted cash	191	128
Deposits on real estate	8,548	5,494
Other assets, net	1,310	1,167
Total assets	$245,717	$234,312
LIABILITIES AND EQUITY
Credit facility	$—	$40,200
Mortgage notes, net	113,666	113,760
Intangible liabilities, net	1,743	1,800
Mandatorily redeemable Class E units	49,513	45,784
Due to affiliate	12,922	9,970
Subscriptions received in advance	4,129	—
Accounts payable, accrued expenses and other liabilities	2,414	4,852
Total liabilities	$184,387	$216,366

Commitments and Contingencies (Note 16)

Equity
Common stock- Class D shares, $0.01 par value per share, 600,000 shares authorized, and 214 and 0 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	$2	$—
Common stock- Class I shares, $0.01 par value per share, 600,000 shares authorized, and 3,014 and 57 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	30	1
Common stock- Class S shares, $0.01 par value per share, 600,000 shares authorized, and 0 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Common stock- Class T shares, $0.01 par value per share, 600,000 shares authorized, and 0 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Common stock- Class E shares, $0.01 par value per share, 600,000 shares authorized, and 4,401 and 2,361 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	44	24
Preferred stock- $0.01 par value per share, 100,000 shares authorized, 0 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	73,045	19,427
Accumulated deficit	(13,973)	(3,814)
Total stockholders' equity	$59,148	$15,638
Non-controlling interests in consolidated joint ventures	2,182	2,308
Total equity	$61,330	$17,946
Total liabilities and equity	$245,717	$234,312

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022(1)	2023	2022(1)
Revenues
Rental revenue	$3,951	$—	$7,860	$—
Total revenues	3,951	—	7,860	—
Expenses
Rental property operating	1,227	—	2,358	—
General and administrative	1,182	2	2,285	2
Depreciation and amortization	2,117	—	4,370	—
Total expenses	4,526	2	9,013	2
Other income (expense), net
Income from investment in real estate debt	431	—	841	—
Loss from investments in real estate-related and other securities	(53)	—	(48)	—
Mandatorily redeemable Class E units interest costs	(526)	—	(4,669)	—
Interest expense	(1,757)	—	(3,925)	—
Other income (expenses), net	(128)	—	(125)	—
Total other income (expense), net	(2,033)	—	(7,926)	—
Net loss	$(2,608)	$(2)	$(9,079)	$(2)
Net loss attributable to non-controlling interests in consolidated joint ventures	(26)	—	(79)	—
Net loss attributable to JPMREIT stockholders	$(2,582)	$(2)	$(9,000)	$(2)
Net loss per share of common stock - basic and diluted	$(0.36)	$(0.02)	$(1.63)	$(0.04)
Weighted-average shares of common stock outstanding - basic and diluted	7,093	91	5,525	55

(1) J.P. Morgan Real Estate Income Trust, Inc. was formed on November 5, 2021 and commenced operations on September 2, 2022, accordingly, there were minimal operations during the three and six months ended June 30, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statement of Changes in Equity (Unaudited)

(in thousands, except per share data)

	Par Value
	Common Stock Class D	Common Stock Class I	Common Stock Class S	Common Stock Class T	Common Stock Class E	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2022	$—	$1	$—	$—	$24	$19,426	$(3,813)	$15,638	$2,308	$17,946
Net loss	—	—	—	—	—	—	(6,418)	(6,418)	(53)	(6,471)
Common stock issued	1	17	—	—	7	24,827	—	24,852	—	24,852
Distributions declared on common stock	—	—	—	—	—	—	(400)	(400)	—	(400)
Distribution reinvestments	—	—	—	—	—	60	—	60	—	60
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(4)	(4)
Offering costs	—	—	—	—	—	(200)	—	(200)	—	(200)
Stock based compensation	—	—	—	—	—	25	—	25	—	25
Balance at March 31, 2023	$1	$18	$—	$—	$31	$44,138	$(10,631)	$33,557	$2,251	$35,808
Net loss	—	—	—	—	—	—	(2,582)	(2,582)	(26)	(2,608)
Common stock issued	1	12	—	—	13	29,104	—	29,130	—	29,130
Distributions declared on common stock	—	—	—	—	—	—	(760)	(760)	—	(760)
Distribution reinvestments	—	—	—	—	—	104	—	104	—	104
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(43)	(43)
Offering costs	—	—	—	—	—	(326)	—	(326)	—	(326)
Stock based compensation	—	—	—	—	—	25	—	25	—	25
Balance at June 30, 2023	$2	$30	$—	$—	$44	$73,045	$(13,973)	$59,148	$2,182	$61,330

	Par Value
	Common Stock Class D	Common Stock Class I	Common Stock Class S	Common Stock Class T	Common Stock Class E	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2021	$—	$—	$—	$—	$—	$200	$—	$200	$—	$200
Net loss(1)	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2022	$—	$—	$—	$—	$—	$200	$—	$200	$—	$200
Net loss(1)	—	—	—	—	—	—	$(2)	$(2)	—	(2)
Common stock issued	—	—	—	—	9	9,073	—	9,082	—	9,082
Balance at June 30, 2022	$—	$—	$—	$—	$9	$9,273	$(2)	$9,280	$—	$9,280

(1) J.P. Morgan Real Estate Income Trust, Inc. was formed on November 5, 2021 and commenced operations on September 2, 2022, accordingly, there were minimal operations during the three ended March 31, 2022 and June 30, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statement of Cash Flows (Unaudited) (in thousands)

	Six Months Ended June 30,
	2023	2022(1)
Cash flow from operating activities:
Net loss	$(9,079)	$(2)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,370	—
Amortization of below market lease	(59)	—
Amortization of deferred financing costs	404	—
Stock based compensation	50	—
Unrealized loss on real estate-related and other securities	180	—
Redemption value adjustment on mandatorily redeemable Class E Units	3,729	—
Change in assets and liabilities:
Increase in other assets	(388)	—
Increase in due to affiliates	2,387	—
Decrease in accounts payable, accrued expenses and other liabilities	(1,960)	—
Net cash used in operating activities	(366)	(2)

Cash flow from investing activities:
Acquisitions of real estate	(676)	—
Capital improvements on real estate	(601)	—
Deposits on real estate acquisition	(3,054)	(5,900)
Proceeds from real estate-related and other securities	43	—
Purchases of real-estate related and other securities	(4,923)	—
Net cash used in investing activities	(9,211)	(5,900)

Cash flows from financing activities:
Proceeds from issuance of common stock	53,982	9,082
Proceeds from issuance of mandatorily redeemable Class E units	—	15,768
Distributions paid on common stock	(807)	—
Distributions to non-controlling interests	(47)	—
Repayments of credit facility	(40,200)	—
Proceeds from subscriptions received in advance	4,129	—
Principal repayments of mortgage notes	(245)	—
Payment of deferred financing costs on mortgage notes	(7)	—
Net cash provided by financing activities	16,805	24,850

Net change in cash, cash equivalents and restricted cash:	7,228	18,948
Cash, cash equivalents and restricted cash, at the beginning of the period	5,788	200
Cash, cash equivalents and restricted cash, at the end of the period	$13,016	$19,148

(1) J.P. Morgan Real Estate Income Trust, Inc. was formed on November 5, 2021 and commenced operations on September 2, 2022, accordingly, there were minimal operations during the six months ended June 30, 2022.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statement of Cash Flows (Unaudited) (in thousands)

	Six Months Ended June 30,
	2023	2022(1)
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$12,825	$19,148
Restricted cash	191	—
Total cash, cash equivalents and restricted cash	$13,016	$19,148

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,721	$—

Supplemental disclosure of non-cash investing and financing activities:
Accrued offering costs due to affiliate	$526	$—
Accrued loan costs due to affiliate	$—	$313
Accrued distributions	$189	$—
Other accrued costs due to affiliate	$7	$—
Distribution re-investments	$164	$—
Accrued acquisition costs	$29	$370

(1) J.P. Morgan Real Estate Income Trust, Inc. was formed on November 5, 2021 and commenced operations on September 2, 2022, accordingly, there were minimal operations during the six months ended June 30, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2023

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

As of June 30, 2023, the Company owned four real estate properties consisting of three multifamily properties and one industrial property. The Company also owned one position in a real estate debt investment, an investment in a real estate-related security as well as an investment in a U.S Treasury bond. The Company currently operates in three reportable segments: multifamily, industrial and investments in real estate debt, real estate-related and other securities. See Note 15 for a description of the Company's segment reporting.

2. Capitalization

On July 6, 2022, the Company filed a Registration Statement on Form S-11 to register with the Securities and Exchange Commission ("SEC") an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1 billion in shares pursuant to its distribution reinvestment plan (the “Offering”). The Registration Statement on Form S-11 related to the Offering was declared effective by the SEC on July 22, 2022. The Company is selling any combination of four classes of shares of its common stock, Class D shares, Class I shares, Class S shares and Class T shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and ongoing stockholder servicing fees. The initial per share purchase price for the Company’s shares of common stock sold in its primary offering will be equal to the most recently determined net asset value (“NAV”) per share for the Class E common stock sold in the Company’s private offering (which is deemed to be $10.00 until the last calendar day of the month during which the Company makes its first investment), plus, for Class T shares, Class S shares and Class D shares only, applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share for each class of the Company’s common stock will vary and will generally equal the prior month’s NAV of the Company per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees.

On November 15, 2021, the Company was capitalized with a $0.2 million investment by the Adviser in exchange for 20,000 shares of the Company’s Class E common stock. The Adviser has agreed to not sell, transfer or dispose of the shares to any party other than an affiliate of the Adviser for so long as the Adviser or its affiliate performs an advisory function for the Company.

Pursuant to a separate private offering, JPMIM has agreed to purchase $25 million in Class E common stock, par value $0.01 per share (“Class E shares”) or Class E units of the Operating Partnership (“Class E units”), or a combination thereof, and up to an additional $75 million in Class E shares or Class E units. As of June 30, 2023, the Company has received $162.1 million in commitments to purchase shares of its common stock and units in the Operating Partnership (“Operating Partnership units”), including the shares and units to be purchased by JPMIM, and has sold $41.0 million in Class E shares and $45.6 million Class E units from such commitments (collectively, the “Initial Capitalization”). The Company is not required to call all of the capital commitments made by investors pursuant to the Initial Capitalization prior to their expiration. In addition, the Company sold $2.6 million in Class E shares to employees of the Adviser.

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

There is no other comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022, resulting in comprehensive loss equaling net loss. Accordingly, the statement of other comprehensive income (loss) is not presented.

From November 15, 2021 (date of the initial capitalization) through June 30, 2022, the Company had not commenced its principal operations and was focused on its formation and the registration of the Offering. The Offering commenced on July 22, 2022 and the Company commenced principal operations on September 2, 2022 with the acquisition of its first investment. Therefore, the Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the six months ended June 30, 2022 is not comparable to the six months ended June 30, 2023 as it was before the Company began operations. Accordingly, not all information within the notes is shown for the comparative period.

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

The Company holds an interest in two joint ventures that are each considered to be a VIE. The Company consolidated these entities because it has the ability to direct the most significant activities of the joint venture. The total assets and liabilities of the Company’s consolidated VIEs were $130.4 million and $87.3 million and $135.7 million and $89.5 million as of June 30, 2023 and December 31, 2022, respectively. Such amounts are included on the Company’s Consolidated Balance Sheets.

Cash and Cash Equivalents

Cash and cash equivalents represents cash held in banks, cash on hand, cash held in money market funds and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company held $10.6 million in cash equivalents (see Note 9) as of June 30, 2023 and did not hold any cash equivalents as of December 31, 2022.

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

The Company’s management reviews its real estate properties for impairment when there is an event or change in circumstances that indicates an impaired value. Since cash flows on real estate properties considered to be "long-lived assets to be held and used" are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. If the Company determines that an impairment has occurred, the affected assets must be reduced to their estimated fair value. During the three and six months ended June 30, 2023, no such impairments occurred.

Investments in Real Estate Debt

The Company’s investment in real estate debt consisted of the Mezzanine Loan (defined below) secured by real estate. The Company elected the fair value option ("FVO") for its real estate debt investment. As such, the resulting unrealized gains and losses of such loan is recorded as a component of income from investment in real estate debt on the Company’s Consolidated Statements of Operations. No unrealized gain or loss was recognized for the three and six months ended June 30, 2023.

Interest income from the Company’s investment in real estate debt is recognized over the life of each investment using the effective interest method and is recorded on the accrual basis. Recognition of premiums and discounts associated with these investments is deferred and recorded over the term of the investment as an adjustment to yield. Upfront costs and fees related to items for which the FVO is elected shall be recognized in earnings as incurred and not deferred. Interest income of $0.4 million and $0.8 million was recognized for the three and six months ended June 30, 2023. Such items are recorded as components of income (loss) from investments in real estate debt on the Company’s Consolidated Statements of Operations.

Investments in Real Estate-Related and Other Securities

The Company’s investments in real estate-related and other securities consist of one commercial mortgage backed security ("CMBS") investment and one United States Government Treasury security ("U.S. Treasury"). The Company has elected to classify its real estate-related and other securities as trading securities, which are recorded at fair value. As such, the Company records changes in fair value and interest income as a component of loss from investments in real estate-related and other securities on the Company’s Consolidated Statements of Operations. An unrealized loss of $0.1 million and $0.2 million and interest income of $0.07 million and $0.1 million was recognized for the three and six months ended June 30, 2023, respectively. Accrued interest of less than $0.1 million and less than $0.01 million was recorded in other assets on the Company's Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, respectively.

Mandatorily Redeemable Class E Units

The Company reports its mandatorily redeemable Class E units of the Operating Partnership as a liability on its Consolidated Balance Sheets at JPMIM’s cash redemption value. JPMIM’s cash redemption value is determined based on the Company's NAV per Class E unit as of the Company's balance sheet date. For purposes of determining the Company's NAV, the Company's investments in real estate are recorded at fair value based on third party valuations prepared by licensed appraisers in accordance with standard industry practice. These fair value estimates of the Company's investments in real estate are particularly important as they are used for the calculation of NAV, which determines the adjustment to the carrying value of the Company's mandatorily redeemable Class E units. Significant differences in the fair value of the Company's mandatorily redeemable Class E units may result from changes in market conditions that cause the Company's NAV, and thus JPMIM’s redemption value, to increase or decrease during the period and is recorded as a component of mandatorily redeemable Class E units interest cost on the Company's Consolidated Statements of Operations. Distributions declared on the Class E units are recorded as a component of mandatorily redeemable Class E units interest cost on the Company's Consolidated Statements of Operations. Declared but unpaid distributions as of June 30, 2023 and December 31, 2022, respectively, were recorded as a liability within accounts payable, accrued expenses and other liabilities on the Company's Consolidated Balance Sheets.

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

The mandatorily redeemable Class E units are carried at their cash redemption value as if the units were repurchased or redeemable at the reporting date, which equals NAV per unit at the reporting date.

The carrying amounts of financial instruments such as other assets, accounts payable, accrued expenses and other liabilities approximate their fair values due to the short-term maturities and market rates of interest of these instruments.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investment in real estate debt	$—	$—	$16,825	$16,825	$—	$—	$16,825	$16,825
Investments in real estate-related and other securities	4,667	1,875	—	6,542	—	1,842	—	1,842
Total	$4,667	$1,875	$16,825	$23,367	$—	$1,842	$16,825	$18,667

Liabilities:
Mandatorily redeemable Class E units	$—	$—	$49,513	$49,513	$—	$—	$45,784	$45,784
Total	$—	$—	$49,513	$49,513	$—	$—	$45,784	$45,784

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investment in Real Estate Debt (asset)	Mandatorily Redeemable Class E Units (liability)
Balance at December 31, 2022	$16,825	$45,784
Purchases	—	—
Proceeds	—	—
Distributions declared	—	(940)
Reclassify to distributions payable/paid	—	940
Redemption value adjustment	—	3,729
Balance at June 30, 2023	$16,825	$49,513

The following tables contain the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	June 30, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Assets:
Investment in real estate debt	$16,825	Discounted cash flow	Market credit spread	SOFR + 5.22%	Decrease

Liabilities:
Mandatorily redeemable Class E units (1)	$49,513	Discounted cash flow	Discount rate/ Exit capitalization rate/Market yield	5.09%/ 6.54%/ 5.57%/	Decrease

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

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value on the Consolidated Balance Sheets:

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility	$—	$—	$40,200	$40,200
Mortgage notes(1)	115,593	114,337	115,838	115,838
Total	$115,593	$114,337	$156,038	$156,038

(1) Mortgage notes carrying value excludes deferred financing costs and mortgage discounts.

Deposits on Real Estate

Deposits paid on real estate purchase contracts are recorded and classified as deposits on real estate on the Company’s Consolidated Balance Sheets until the related real estate purchase is completed. Deposits are reclassified as a component of real estate at the time the deposit is used to offset the acquisition price of the real estate based on the terms of the underlying agreement. To the extent a deposit is non-refundable and the real estate purchase is terminated, the deposit is expensed to other income (expense), net on the Consolidated Statements of Operations. There were no deposits that were written off during the three and six months ended June 30, 2023. The Company's deposits on real estate totaled $8.5 million and $5.5 million as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, the Company had a deposit of $6.7 million related to an agreement to purchase a pre-leased truck transload facility further described in Note 16 and Note 18. In addition, the Company made a deposit of $1.8 million as a result of entering into an agreement to acquire a property. That agreement was terminated on June 30, 2023, during the due diligence period, and the deposit of $1.8 million was returned subsequent to June 30, 2023.

Deferred Charges

The Company’s deferred charges include financing and leasing costs. Deferred financing costs include legal, structuring and other loan costs incurred by the Company for its financing agreements. Deferred financing costs related to the Company’s mortgage notes are recorded as an offset to the related liability and amortized over the term of the applicable financing instruments as interest expense. Deferred financing costs related to the Company’s Credit Facility (Note 8) are recorded as a component of other assets on the Company’s Consolidated Balance Sheets and amortized over the term of the applicable financing agreement. Net deferred financing costs totaled $0.1 million and $0.3 million as of June 30, 2023 and December 31, 2022, respectively. Deferred leasing costs incurred in connection with new leases, consisting primarily of brokerage and legal fees, are recorded as a component of other assets on the Company’s Consolidated Balance Sheets and amortized over the term of the related lease.

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code effective January 1, 2023. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

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

Organization and Offering Costs

Organization costs are expensed as incurred and recorded as a component of general and administrative expenses on the Company’s Consolidated Statements of Operations. The Company recognized no organization costs for either the three or six months ended June 30, 2023. Offering costs are charged to equity as such amounts are incurred. Since inception, the Company recognized $5.3 million and $4.8 million of offering costs as of June 30, 2023 and December 31, 2022, respectively.

The Adviser will advance the Company’s organization and offering costs on behalf of the Company (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through July 22, 2024, the second anniversary of the commencement of the Offering. The Company will reimburse the Adviser for all such advanced costs ratably over a 60-month period following the second anniversary of the commencement of the Offering.

The Adviser and its affiliates had incurred organization and offering costs, since inception, on the Company’s behalf of $6.1 million and $5.5 million as of June 30, 2023 and December 31, 2022, respectively. These organization and offering costs were recorded as a component of due to affiliates in the accompanying Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, respectively. Such costs became the Company’s liability on July 22, 2022, the date on which the Offering commenced.

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

The Adviser and its affiliates incurred, since inception, operating expenses on the Company’s behalf totaling $6.7 million and $4.4 million as of June 30, 2023 and December 31, 2022, respectively. These operating expenses were recorded as a component of due to affiliates in the accompanying Consolidated Balance Sheets.

Share Repurchases

The Company has adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class D, Class I, Class S, Class T and Class E shares is limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares are repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year are repurchased at 98% of the transaction price. In the event the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares submitted for repurchase during such month will be repurchased on a pro rata basis based on the amount requested after the Company has repurchased all shares for which repurchase was requested due to death, disability or divorce and other limited exceptions. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.

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

The aggregate amount of Class E shares that the Company is required to repurchase in any month will be limited to an amount equal to any remaining availability for share repurchases pursuant to the terms and conditions of the share repurchase plan for the Company's Class D, Class I, Class S and Class T shareholders, after the Company has fulfilled all repurchase requests submitted pursuant to the share repurchase plan. In addition, the Company will not repurchase any Class E shares during any period that the share repurchase plan has been suspended.

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

Earnings Per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock and common stock equivalents outstanding (unless their effect is anti-dilutive) for the period. For the three and six months ended June 30, 2023 and 2022, unvested Class E common shares awarded to the Company's independent directors are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive. There were no other potentially dilutive, unissued common shares for the three and six months ended June 30, 2023 and 2022. The weighted average number of shares of common stock outstanding is identical for both basic and diluted shares.
4. Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	June 30, 2023	December 31, 2022
Building and building improvements	$148,206	$147,629
Land and land improvements	49,389	49,359
Furniture, fixtures and equipment	2,996	2,965
Total	200,591	199,953
Accumulated depreciation and amortization	(2,723)	(524)
Investments in real estate, net	$197,868	$199,429

The Company did not acquire any investments in real estate during the three and six months ended June 30, 2023.

5. Investment in Real Estate Debt

The following table details the Company’s investment in real estate debt ($ in thousands):

					June 30, 2023		December 31, 2022
Real Estate Debt	Number of Positions	Credit Rating	Coupon	Maturity Date	Cost Basis	Fair Value	Cost Basis	Fair Value
Mezzanine loan	1	Not Rated	SOFR + 5.22%	September 7, 2024	$16,825	$16,825	$16,825	$16,825

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

The following table details the amounts recognized for the Company's investment in real estate debt ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest income	$431	$—	$841	$—
Total income from investment in real estate debt	$431	$—	$841	$—

6. Investments in Real Estate-Related and Other Securities

The following table details the Company’s investments in real estate-related and other securities ($ in thousands):

			June 30, 2023			December 31, 2022
Real Estate-Related and Other Securities	Coupon	Maturity Date	Face Amount	Cost Basis	Fair Value	Face Amount	Cost Basis	Fair Value
CMBS	SOFR + 0.75%	April 30, 2024	$1,954	$1,800	$1,875	$2,000	$1,840	$1,842
U.S. Treasury	4.00%	November 15, 2052	4,550	4,920	4,667	—	—	—
Total real estate-related and other securities			$6,504	$6,720	$6,542	$2,000	$1,840	$1,842

The following table details the amounts recognized for the Company's investments in real estate-related and other securities ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest income	$73	$—	$132	$—
Unrealized loss	(126)	—	(180)	—
Total loss from investments in real estate-related and other securities	$(53)	$—	$(48)	$—

7. Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities, not fully amortized, consisted of the following ($ in thousands):

	June 30, 2023	December 31, 2022
Intangible assets:
In-place lease intangibles	$2,397	$4,311
Accumulated amortization:
In-place lease amortization	(789)	(544)
Intangible assets, net	$1,608	$3,767
Intangible liabilities:
Below-market lease intangibles	$(1,830)	$(1,828)
Accumulated amortization:
Below-market lease amortization	87	28
Intangible liabilities, net	$(1,743)	$(1,800)

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of June 30, 2023 is as follows ($ in thousands):

	In-place Lease Intangibles	Below-market Lease Intangibles
2023 (remainder)	$57	$(59)
2024	109	(118)
2025	109	(118)
2026	109	(118)
2027	109	(118)
Thereafter	1,115	(1,212)
Total	$1,608	$(1,743)

The in-place lease intangible amortization is recorded in depreciation and amortization while the below-market intangible amortization is recorded in rental revenue on the Company's Consolidated Statements of Operations.

8. Mortgage Notes and Credit Facility

Mortgage notes

The following is a summary of the fixed-rate mortgage notes secured by the Company’s properties ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	June 30, 2023	December 31, 2022
Caroline West Gray	5.44%	12/1/2029	$45,911	$45,911
Caroline Post Oak	5.44%	12/1/2029	40,528	40,528
Coda on Centre	4.28%	5/30/2029	29,154	29,399
Total fixed-rate loans			115,593	115,838
Deferred financing costs, net			(1,119)	(1,202)
Mortgage discount, net			(808)	(876)
Total mortgage notes			$113,666	$113,760

Credit facility

The following is a summary of the Company's Credit Facility (defined below) ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	June 30, 2023	December 31, 2022
Credit Facility (1)	SOFR + 1.65%	8/31/2023	$65,000	$—	$40,200

(1) The Credit Facility has two, one-year extensions of the maturity date at the Company's request.

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

Loans outstanding under the Credit Facility bear interest and line of credit fees, at the Operating Partnership's option, at either a relevant Secured Overnight Financing Rate ("SOFR") plus an applicable margin or a "base rate" equal to the higher of (i) zero and (ii) the sum of the Federal Funds Effective Rate plus 0.5% per annum, plus the applicable margin. The applicable margin ranges from 1.55% to 1.65% for borrowings at a relevant SOFR rate determined under the terms of the Credit Facility, 1.55% to 1.65% for borrowings at a relevant "base rate" determined under the terms of the Credit Facility, or 1.55% to 1.65% for lines of credit, in each case, based on the borrowing as defined in the Credit Facility. Loans under the Credit Facility will mature on the earliest of (i) August 31, 2023, (ii) the date an earlier termination pursuant to an event of default specified in the Credit Agreement occurs or (iii) the date of occurrence of other maturity date events specified in the Credit Agreement, unless extended pursuant to the terms of the Credit Agreement. Borrowings under the Credit Facility are secured by the unfunded commitments under the Initial Capitalization.

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

During the three and six months ended June 30, 2023, the Company repaid $21.3 million and $40.2 million, respectively, on the Credit Facility. There were $0.0 million and $40.2 million of borrowings outstanding on the Credit Facility as of June 30, 2023 and December 31, 2022, respectively. The carrying value of the Credit Facility approximates the fair value. For the three and six months ended June 30, 2023, the Company incurred $0.2 million and $0.8 million of interest expense on the Credit Facility, respectively.

Mortgage notes and Credit Facility

The following table details the future principal payments due under the Company’s mortgage notes and Credit Facility as of June 30, 2023 ($ in thousands):

Year	Mortgage Notes	Credit Facility	Total
2023 (remainder)	$247	$—	$247
2024	510	—	510
2025	536	—	536
2026	560	—	560
2027	585	—	585
Thereafter	113,155	—	113,155
Total future commitments	$115,593	$—	$115,593

The Company is subject to various financial and operational covenants under certain of its mortgage notes and the Credit Facility. These covenants require the Company to maintain certain financial ratios, which may include leverage, debt yield, and debt service coverage, among others. As of June 30, 2023, the Company was in compliance with all of its loan covenants that could result in a default under such agreements.

9. Related Party Transactions

The Company and the Operating Partnership entered into an advisory agreement with the Adviser on May 31, 2022, which was amended and restated on May 12, 2023 (the "Advisory Agreement"). Pursuant to the Advisory Agreement, the Adviser is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of directors.

The Adviser and certain of its Affiliates will receive fees and compensation in connection with the ongoing management of the assets of the Company. The Adviser will be paid a management fee equal to 1.00% of NAV per annum, payable monthly. The management fee will be paid, at the Adviser’s election, in cash, Class E Shares, or Class E Operating Partnership units. The Class E shares are not subject to the management fee. The Adviser waived its management fee through December 31, 2022.

The Company, as general partner, and Special Limited Partner entered into the Limited Partnership Agreement of JPMREIT OP on June 3, 2022 as amended on September 20, 2022.

The Special Limited Partner holds a performance participation interest in JPMREIT OP that entitles it to receive an allocation from JPMREIT OP equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined in the JPMREIT OP limited partnership agreement). Such allocation will be measured on a calendar year basis, made quarterly and accrued monthly. The performance participation interest will not be paid on the Class E Operating Partnership units. For the three and six months ended June 30, 2023, the Company accrued less than $0.1 million and $0.2 million relating to the performance participation allocation, respectively, which is disclosed in the due to affiliates table below as accrued performance participation allocation.

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

The Dealer Manager also receives a stockholder servicing fee of 0.25%, 0.85% and 0.85% per annum of the aggregate NAV of the Company’s outstanding Class D shares, Class S shares and Class T shares, respectively. The Company will cease paying the stockholder servicing fee with respect to any Class D share, Class S share or Class T share sold in the primary offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such share would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such share (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). At the end of such month, such Class D share, Class S share or Class T share (and any shares issued under the Company’s distribution reinvestment plan with respect thereto) will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV of such share. The Company will accrue the cost of the stockholder servicing fee as an offering cost at the time each Class D, Class S and Class T share is sold during the primary offering. There is no stockholder servicing fee with respect to Class I shares. The Company’s obligations to pay stockholder servicing fees with respect to the Class D, Class S and Class T shares distributed in the Offering shall survive until such shares are no longer outstanding (including because such shares converted into Class I shares).

The Company may retain certain of the Adviser’s affiliates for necessary services relating to the Company’s investments or its operations, including any administrative services, construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title or other types of insurance, management consulting and other similar operational matters.

During the year ended December 31, 2022, the Company sold 4,548,588 Class E Operating Partnership units to the Adviser for an aggregate purchase price of $45.6 million (see Note 13). No Class E Operating Partnership units were sold during the three and six months ended June 30, 2023 (see Note 2).

On September 2, 2022, the Company acquired a $26.8 million Mezzanine Loan and, concurrent with the acquisition, sold a $10.0 million pari passu participation interest to an affiliate of the Adviser (see Note 5).

During the three months ended June 30, 2023, the Company invested $10.6 million in a money market fund managed by the Adviser.

Due to Affiliates

The following table details the components of due to affiliates ($ in thousands):

	June 30, 2023	December 31, 2022
Organization and offering costs	$6,065	$5,539
Operating expenses	6,651	4,431
Accrued performance participation allocation	152	—
Asset management fee	54	—
Total	$12,922	$9,970

Organization and offering costs

The Adviser has advanced $6.1 million and $5.5 million of organization and offering costs (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through June 30, 2023 and December 31, 2022, respectively. The Adviser will advance the Company’s organization and offering costs on behalf of the Company (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through July 22, 2024, the second anniversary of the commencement of the Offering. The Company will reimburse the Adviser for all such advanced costs ratably over a 60-month period following the second anniversary of the commencement of the Offering.

Operating expenses

The Adviser has advanced $6.7 million and $4.4 million of operating expenses on the Company’s behalf as of June 30, 2023 and December 31, 2022, respectively. The Company will reimburse the Adviser for all advanced operating expenses ratably over the 60 months starting the earlier of (i) the first date that the Company’s NAV reaches $500 million and (ii) December 31, 2024.

10. Other Assets and Liabilities

The following table summarizes the components of other assets ($ in thousands):

	June 30, 2023	December 31, 2022
Deferred financing costs, net	$88	$331
Receivables	188	250
Acquisition costs	323	216
Prepaid expenses	470	187
Interest receivable	106	102
Straight-line rent receivable	94	32
Other	41	49
Total	$1,310	$1,167

The following table summarizes the components of accounts payable, accrued expenses and other liabilities ($ in thousands):

	June 30, 2023	December 31, 2022
Real estate taxes payable	$—	$2,159
Accrued expenses	1,643	1,155
Accounts payable	108	867
Distributions payable(1)	431	234
Tenant security deposits	206	183
Other	26	254
Total	$2,414	$4,852

(1) Included in distributions payable is $0.2 million and $0.2 million as of June 30, 2023 and December 31, 2022, respectively, relating to distributions declared on Class E units.

11. Leases

Lessor

The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s multifamily and net lease industrial properties. Leases at the Company’s industrial property includes a fixed base rent, and a variable rent component. The variable component of the Company’s operating lease at its industrial property consists of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs. Rental revenue earned from leases at the Company’s multifamily properties primarily consists of a fixed base rent, and certain leases contain a variable component that allows for the pass-through of certain operating expenses such as utilities.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Fixed lease payments	$223	$—	$443	$—
Total fixed lease payments	$223	$—	$443	$—

The following table presents the future minimum rents the Company expects to receive from its industrial property as of June 30, 2023 ($ in thousands). The leases at the Company’s multifamily properties are short term, generally 12 months or less, and are therefore not included.

Year	June 30, 2023
2023 (remainder)	$448
2024	906
2025	922
2026	938
2027	954
Thereafter	10,799
Total	$14,967

12. Equity

Authorized capital

The Company is authorized to issue preferred stock and five classes of common stock consisting of Class D shares, Class I shares, Class S shares, Class T shares, and Class E shares. The differences among the common share classes relate to upfront selling commissions and ongoing stockholder servicing fees. See Note 2 for additional detail of each share class.

As of June 30, 2023, in accordance with the Company's charter, the Company had authority to issue 3.1 billion shares, consisting of the following (shares in thousands):

Classification	Number of Shares	Par Value
Class D Shares	600,000	$0.01
Class I Shares	600,000	0.01
Class S Shares	600,000	0.01
Class T Shares	600,000	0.01
Class E Shares	600,000	0.01
Preferred Stock	100,000	0.01
Total	3,100,000

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock (in thousands). There were no outstanding Class S or Class T shares as of June 30, 2023:

	Three Months Ended June 30, 2023
	Class D	Class I	Class S	Class T	Class E	Total
Beginning balance, March 31, 2023:	49	1,769	—	—	3,077	4,895
Common stock issued	165	1,245	—	—	1,324	2,734
Ending balance, June 30, 2023	214	3,014	—	—	4,401	7,629

	Six Months Ended June 30, 2023
	Class D	Class I	Class S	Class T	Class E	Total
Beginning balance, December 31, 2022:	—	57	—	—	2,361	2,418
Common stock issued	214	2,957	—	—	2,040	5,211
Ending balance, June 30, 2023	214	3,014	—	—	4,401	7,629

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

The purchase price for shares of our common stock purchased pursuant to the distribution reinvestment plan will be equal to the transaction price for the applicable class of shares at the time the distribution is payable (which will generally be equal to the Company’s prior month’s NAV per share). Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares of common stock pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to Class D shares, Class S shares and Class T shares are calculated based on our NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan. Shares acquired under the distribution reinvestment plan will entitle the participant to the same rights and be treated in the same manner as shares purchased in the Offering.

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

The following table details the aggregate distributions declared for each applicable class of common stock:

	Three Months Ended June 30, 2023
	Class D	Class I	Class S	Class T	Class E
Aggregate gross distributions declared per share of common stock	$0.1062	$0.1062	$—	$—	$0.1062
Stockholder servicing fee per share of common stock(1)	—	—	—	—	—
Net distributions declared per share of common stock	$0.1062	$0.1062	$—	$—	$0.1062

	Six Months Ended June 30, 2023
	Class D	Class I	Class S	Class T	Class E
Aggregate gross distributions declared per share of common stock	$0.1732	$0.2067	$—	$—	$0.2067
Stockholder servicing fee per share of common stock(1)	—	—	—	—	—
Net distributions declared per share of common stock	$0.1732	$0.2067	$—	$—	$0.2067

(1) Stockholder servicing fees only apply to Class D, Class S and Class T shares. For purposes of NAV, the Company recognizes the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, the Company accrues the full cost of the stockholder servicing fee as an offering cost at the time Class D, Class S and Class T shares are sold. As of June 30, 2023, the Company had not incurred any stockholder servicing fees.

13. Mandatorily Redeemable Class E Units

During the year ended December 31, 2022, the Company sold 4,548,588 Class E Operating Partnership units to the Adviser for an aggregate purchase price of $45.6 million. No Class E Operating Partnership units were sold during the three and six months ended June 30, 2023.

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

The Class E units held by JPMIM are mandatorily redeemable, and only subject to delays to the continuous obligation to ultimately redeem the Class E units once sufficient availability exists under share repurchase agreements. Therefore, the Class E units held by JPMIM are classified as a liability pursuant to Topic 480 — Distinguishing Liabilities from Equity and is presented as mandatorily redeemable Class E units at the initial funding amount received, which is equivalent to fair value at the issuance dates. Subsequently, the mandatorily redeemable Class E units are carried at its cash redemption value as if the unit were repurchased or redeemable at the reporting date, which equals NAV per unit. The change in carrying value (changes in NAV per unit) is classified as mandatorily redeemable Class E units interest costs along with any cash distributions declared in the Consolidated Statements of Operations. During the three and six months ended June 30, 2023, the Company recorded $0.5 million and $4.7 million of mandatorily redeemable Class E units interest costs in the Consolidated Statements of Operations, which consisted of a redemption value adjustment loss of less than $0.1 million and $3.7 million and $0.5 million and $1.0 million of distribution expenses, respectively.

The following table details the mandatorily redeemable Class E unit activity for the six months ended June 30, 2023 ($ in thousands):

Six Months Ended June 30, 2023
Balance at the beginning of the year	$45,784
Distributions declared	(940)
Reclassification to distributions payable/paid	940
Redemption value adjustment	3,729
Ending balance	$49,513

The following table details the future payments due under the Company’s mandatorily redeemable Class E units as of June 30, 2023 ($ in thousands):

Year	Total
2023 (remainder)	$—
2024	—
2025	49,513
2026	—
2027	—
Thereafter	—
Total future commitments	$49,513

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

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Internal Revenue Code. The mandatorily redeemable Class E units receive the same gross distribution per share as the Class E common stock. For the three and six months ended June 30, 2023, the Company declared distributions of $0.1062 and $0.2067 for each Class E unit which totaled $0.5 million and $1.0 million, respectively. When a distribution is declared, the Company records a distribution expense as a component of mandatorily redeemable Class E units interest cost in the Consolidated Statements of Operations. A distribution payable is also recorded within accounts payable, accrued expenses and other liabilities on the Company's Consolidated Balance Sheets until the distribution is paid. The distribution payable for Class E units was $0.2 million and $0.2 million as of June 30, 2023 and December 31, 2022, respectively.

14. Earnings Per Share

The Company's net loss and weighted average number of shares outstanding for the three and six months ended June 30, 2023 and 2022 consists of the following ($ and shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss attributable to JPMREIT stockholders	$(2,582)	$(2)	$(9,000)	$(2)
Weighted-average shares of common stock outstanding, basic and diluted	7,093	91	5,525	55

(1) The Company was formed on November 5, 2021 and commenced operations on September 2, 2022, accordingly, there were minimal operations during the three and six months ended June 30, 2022.

The calculation of basic and diluted net loss per share amounts for the three and six months ended June 30, 2023 and 2022 consists of the following ($ and shares in thousands except per share numbers):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Basic and Diluted Net Loss per Share Attributable to JPMREIT Stockholders
Numerator:
Net loss attributable to JPMREIT stockholders	$(2,582)	$(2)	$(9,000)	$(2)
Denominator:
Weighted-average shares of common stock outstanding	7,093	91	5,525	55
Basic and diluted net loss per share of common stock	$(0.36)	$(0.02)	$(1.63)	$(0.04)

(1) The Company was formed on November 5, 2021 and commenced operations on September 2, 2022, accordingly, there were minimal operations during the three and six months ended June 30, 2022.

For the three and six months ended June 30, 2023, unissued Class E common shares awarded to the Company's independent directors are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive. There were no other potentially dilutive, unissued common shares for the three and six months ended June 30, 2023.

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

The following table details the total assets by segment ($ in thousands):

Segment	June 30, 2023	December 31, 2022
Multifamily	$179,682	$185,792
Industrial	22,266	22,222
Investment in real estate debt, real estate-related and other securities	23,513	18,779
Other (corporate)	20,256	7,519
Total assets	$245,717	$234,312

The following table details the financial results by segment for the three months ended June 30, 2023 ($ in thousands):

	Three Months Ended June 30, 2023
	Multifamily	Industrial	Investments in real estate debt, real estate-related and other securities	Total
Revenues
Rental revenue	$3,641	$310	$—	$3,951
Total revenues	3,641	310	—	$3,951
Expenses
Rental property operating	1,195	35	(3)	1,227
Total expenses	1,195	35	(3)	1,227
Income from investment in real estate debt	—	—	431	431
Loss from investments in real estate-related and other securities	—	—	(53)	(53)
Segment net operating income	$2,446	$275	$381	$3,102
Depreciation and amortization	$(2,032)	$(80)	$—	$(2,117)
General and administrative				(1,182)
Mandatorily redeemable Class E units interest costs				(526)
Interest expense				(1,757)
Other income (expense)				(128)
Net loss				$(2,608)
Net loss attributable to non-controlling interests in consolidated joint ventures				(26)
Net loss attributable to JPMREIT stockholders				$(2,582)

The following table details the financial results by segment for the six months ended June 30, 2023 ($ in thousands):

	Six Months Ended June 30, 2023
	Multifamily	Industrial	Investments in real estate debt, real estate-related and other securities	Total
Revenues
Rental revenue	$7,312	$548	$—	$7,860
Total revenues	7,312	548	—	$7,860
Expenses
Rental property operating	2,356	2	—	2,358
Total expenses	2,356	2	—	2,358
Income from investment in real estate debt	—	—	841	841
Loss from investments in real estate-related securities	—	—	(48)	(48)
Segment net operating income	$4,956	$546	$793	$6,295
Depreciation and amortization	$(4,200)	$(161)	$—	$(4,370)
General and administrative				(2,285)
Mandatorily redeemable Class E units interest costs				(4,669)
Interest expense				(3,925)
Other income (expense)				(125)
Net loss				$(9,079)
Net loss attributable to non-controlling interests in consolidated joint ventures				(79)
Net loss attributable to JPMREIT stockholders				$(9,000)

There were minimal operations for the three and six months ended June 30, 2022, and therefore no comparable table is presented.

16. Commitments and Contingencies

Property purchase commitments

On June 10, 2022, the Company entered into an agreement to purchase a pre-leased truck transload facility located within the Savannah, GA metropolitan area (the “Truck Transload Facility”) for an initial purchase price of $73.2 million and an additional $1.5 million in tenant improvement costs. The Truck Transload Facility, constructed in 2023, is a Class A logistics facility encompassing 136,240 square feet with 134 doors situated on an approximately 60-acre site with approximately 50 net leasable acres.

The seller of the Truck Transload Facility is not affiliated with the Company, the Adviser or their affiliates. The acquisition was funded with the proceeds of the sale of shares of the Company’s common stock and sale of Operating Partnership units.

The Company closed the acquisition of the Truck Transload Facility on July 17, 2023 (see Note 18) for $74.7 million, exclusive of closing costs. As of June 30, 2023 and December 31, 2022, the Company made deposits of $6.7 million and $5.5 million, respectively.

Litigation

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2023, the Company was not involved in any material legal proceedings.

17. Economic Dependency

The Company is dependent on the Adviser and its affiliates for certain services that are essential to it, including the distribution of the Company’s shares of common stock, acquisition and disposition decisions, and certain other responsibilities. In the event that the Adviser and its affiliates are unable or unwilling to provide such services, the Company would be required to find alternative service providers.

18. Subsequent Events

The Company evaluated subsequent events through the issuance date of the financial statements, and determined that except as otherwise disclosed herein there were no additional material subsequent events requiring disclosure.

Distributions

The Company declared distributions on all outstanding shares of common stock and Operating Partnership units as of the close of business on the record date of July 31, 2023. The Company paid or reinvested these distributions amounting to $0.6 million on August 3, 2023.

Capital raising and financing

As part of the Offering, subsequent to June 30, 2023 through August 11, 2023, the Company sold 65,055 Class D, 354,730 Class I and 53,776 Class S shares of common stock for net proceeds of $0.7 million, $3.7 million and $0.6 million respectively, which is inclusive of distributions reinvested in accordance with the Company's distribution reinvestment plan.

As part of a private offering, subsequent to June 30, 2023 through August 11, 2023, the Company sold 278,084 and 1,400,617 shares of Class I and Class E common stock for net proceeds of $2.9 million and $15.2 million, respectively, which is inclusive of distributions reinvested in accordance with the Company's distribution reinvestment plan. Additionally, the Company sold 3,967,183 Class E units for net proceeds of $43.1 million.

Property Acquisition

On July 17, 2023, the Company acquired the Truck Transload Facility for $73.2 million and an additional $1.5 million in tenant improvement costs (see Note 16).

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements about our business, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Such forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. We believe these factors also include but are not limited to those described under the section entitled “Item IA. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which is accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

Q2 2023 Highlights

Capital raising and distributions

•
Raised net proceeds of $29.2 million from the sale of shares of our common stock during the three months ended June 30, 2023, respectively.
•
Declared distributions totaling $1.3 million for the three months ended June 30, 2023, including $0.5 million related to Class E units.

Investing

•
Invested $10.6 million in a money market fund managed by an affiliate of the Adviser during the three months ended June 30, 2023.

Financing

•
During the three months ended June 30, 2023, we repaid the full outstanding balance of $21.3 million on our Credit Facility.

Portfolio

The following chart outlines the percentage of our assets across investments in real estate, investment in real estate debt and investments in real estate-related and other securities based on fair value by category as of June 30, 2023:

Asset Allocation(1)
3%
7%
90%
Real estate
Real estate debt
Real estate-related and other securities

(1) Real estate includes our direct property investments; real estate debt is our Mezzanine Loan; and real estate-related and other securities consists of our CMBS and U.S. Treasury investments.

The following charts further describe the composition of our investments in real estate based on estimated fair value as of June 30, 2023:

Investments in real estate

As of June 30, 2023, we owned four real estate properties which are summarized in the following table ($ in thousands):

Property type	Number of Properties	Sq. Ft. (in thousands)/Number of Units	Occupancy Rate(1)	Gross Asset Value(2)	Revenue	Percent of Revenue
Multifamily	3	688 units	88%	$195,989	$7,312	93.0%
Industrial	1	424 sq. ft.	100%	19,000	548	7.0%
Total	4			$214,989	$7,860	100.0%

(1) Occupancy for our multifamily properties is measured monthly by dividing property market rent for occupied units by the gross market rent potential of all units. Gross market rent potential is the average monthly market rent of all units at the property. Occupancy is a weighted by the total real estate asset value of all investments in real estate.

(2) Based on fair value as of June 30, 2023.

The following table provides information regarding our real estate properties as of June 30, 2023:

Property Type and Investment	Number of Properties	Location(3)	Acquisition Date	Ownership Interest(1)	Sq. Feet (in thousands)/Number of Units	Occupancy(2)
Multifamily:
Caroline West Gray	1	Houston, TX	November 2022	95%	275	93%
Caroline Post Oak	1	Houston, TX	November 2022	95%	238	94%
Coda on Centre	1	Pittsburgh, PA	December 2022	100%	175	74%
Total multifamily	3				688
Industrial:
6200 Bristol	1	Philadelphia, PA	October 2022	100%	424	100%
Total industrial	1				424

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

Lease expirations

The following table details the expiring leases at our industrial property by annualized base rent as of June 30, 2023 ($ in thousands). The table below excludes our multifamily properties as substantially all leases at such properties expire within 12 months:

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

Investment in real estate debt

The following table summarizes our investment in real estate debt as of June 30, 2023 and December 31, 2022 ($ in thousands):

					June 30, 2023		December 31, 2022
Real Estate Debt	Number of Positions	Credit Rating	Coupon	Maturity Date	Cost Basis	Fair Value	Cost Basis	Fair Value
Mezzanine loan	1	Not Rated	SOFR + 5.22%	September 7, 2024	$16,825	$16,825	$16,825	$16,825

Investments in real estate-related and other securities

The following table summarizes our investments in real estate-related and other securities as of June 30, 2023 and December 31, 2022 ($ in thousands):

			June 30, 2023			December 31, 2022
Real Estate-Related and Other Securities	Coupon	Maturity Date	Face Amount	Cost Basis	Fair Value	Face Amount	Cost Basis	Fair Value
CMBS	SOFR + 0.75%	April 30, 2024	$1,954	$1,800	$1,875	$2,000	$1,840	$1,842
U.S. Treasury	4.00%	November 15, 2052	4,550	4,920	4,667	—	—	—
Total real estate-related and other securities			$6,504	$6,720	$6,542	$2,000	$1,840	$1,842

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022(1)	2023	2022(1)
Revenues
Rental revenue	$3,951	$—	$7,860	$—
Total revenues	3,951	—	7,860	—
Expenses
Rental property operating	1,227	—	2,358	—
General and administrative	1,182	2	2,285	2
Depreciation and amortization	2,117	—	4,370	—
Total expenses	4,526	2	9,013	2
Other income (expense), net
Income from investment in real estate debt	431	—	841	—
Loss from investments in real estate-related and other securities	(53)	—	(48)	—
Mandatorily redeemable Class E units interest costs	(526)	—	(4,669)	—
Interest expense	(1,757)	—	(3,925)	—
Other income (expenses), net	(128)	—	(125)	—
Total other income (expense), net	(2,033)	—	(7,926)	—
Net loss	$(2,608)	$(2)	$(9,079)	$(2)
Net loss attributable to non-controlling interests in consolidated joint ventures	(26)	—	(79)	—
Net loss attributable to JPMREIT stockholders	$(2,582)	$(2)	$(9,000)	$(2)
Net loss per share of common stock - basic and diluted	$(0.36)	$(0.02)	$(1.63)	$(0.04)
Weighted-average shares of common stock outstanding - basic and diluted	7,093	91	5,525	55

(1) From November 15, 2021 (date of our initial capitalization) through June 30, 2022, we had not commenced our principal operations and were focused on our formation and the registration of the Offering. The Offering commenced on July 22, 2022 and we commenced principal operations on September 2, 2022 with the acquisition of our first investment. Therefore, there were minimal operations during the three and six months ended June 30, 2022. Accordingly, no comparative amounts for the three and six months ended June 30, 2022 are included.

Rental revenue

During the three and six months ended June 30, 2023, we recognized $4.0 million and $7.9 million of rental revenue from our four real estate investments, respectively. Rental revenue primarily consists of base rent arising from tenant leases at our multifamily and industrial properties. Rental revenue, aside from short term leases generally less than one year in term, is recognized on a straight-line basis over the life of the lease, including any fixed and measurable rent escalations and abatements.

Rental property operating expenses

Rental property operating expenses consist of the costs of ownership and operation of the real estate investments. Examples of rental property operating expenses include insurance, utilities, real estate taxes and repair and maintenance expenses. Rental property operating expenses also include general and administrative expenses unrelated to the operations of the properties. During the three and six months ended June 30, 2023, rental property operating expenses were $1.2 million and $2.4 million, respectively.

General and administrative expenses

During the three and six months ended June 30, 2023, general and administrative expenses were $1.2 million and $2.3 million, respectively. These expenses were driven by $1.0 million and $1.9 million related to general corporate costs, such as professional fees, legal fees and insurance premiums as well as $0.2 million and $0.4 million in director compensation and restricted stock amortization, respectively.

Depreciation and amortization expenses

Depreciation and amortization expenses are impacted by the fair values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. During the three and six months ended June 30, 2023, depreciation and amortization expenses were $2.1 million and $4.4 million, respectively. These expenses were driven by depreciation of $1.1 million and $2.2 million as well as amortization of in-place lease intangibles of $1.0 million and $2.2 million, respectively.

Income from investment in real estate debt

During the three and six months ended June 30, 2023, we recognized $0.4 million and $0.8 million of interest income from our investment in real estate debt, respectively.

Loss from investments in real estate-related and other securities

During the three and six months ended June 30, 2023, loss from investments in real estate-related and other securities was $0.1 million, and less than $0.1 million, which consisted primarily of interest income of $0.1 million and $0.1 million, respectively, on our real estate-related and other investments.

Mandatorily redeemable Class E units interest costs

During the three and six months ended June 30, 2023, we incurred costs related to our mandatorily redeemable Class E units of $0.5 million and $4.7 million, which consisted of an allocation of appreciation of less than $0.1 million and $3.7 million relating to the loss on the redemption value adjustment of the mandatorily redeemable Class E units and distribution expense of $0.5 million and $1.0 million, respectively.

Interest expense

During the three and six months ended June 30, 2023, interest expense was $1.8 million and $3.9 million, respectively, which primarily consisted of interest expense incurred on our mortgage notes and Credit Facility.

Other income (expense), net

During the three and six months ended June 30, 2023, other expenses, net was $0.1 million and $0.1 million, respectively, which consisted of $0.2 million in dead deal costs partially offset by interest earned from bank accounts and a money market fund managed by an affiliate of the Adviser.

Net loss attributable to non-controlling interests in consolidated joint ventures

During the three and six months ended June 30, 2023, net loss attributable to non-controlling interests in consolidated joint ventures was less than $0.1 million and $0.1 million, respectively, due to the 5% non-controlling interest in the Caroline West Gray and Caroline Post Oak properties held by our joint venture partner.

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

The Adviser will advance our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through July 22, 2024, the second anniversary of the commencement of the Offering. We will reimburse the Adviser for such advanced expenses ratably over the 60 months following July 22, 2024, the second anniversary of the commencement of the Offering. We accrued approximately $6.1 million and $5.5 million of organization and offering expenses payable to the Adviser which are included in due to affiliate on our Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, respectively. In addition, the Adviser will advance on our behalf certain of our operating expenses through the earlier of (i) the first date that our NAV reaches $500 million and (ii) December 31, 2024 at which point we will reimburse the Adviser for all such advanced expenses ratably over the 60 months following such date. The Adviser advanced, and we accrued, approximately $6.7 million and $4.4 million of operating expenses which are included in due to affiliate on our Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, respectively.

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

Pursuant to a private offering, JPMIM has agreed to purchase $25.0 million in Class E shares or Class E units, or a combination thereof, and up to an additional $75.0 million in Class E shares or Class E units. As of June 30, 2023, we received $162.1 million in commitments to purchase shares of our common stock and Class E units, including the shares and units to be purchased by JPMIM, and have sold $41.0 million in Class E shares and $45.6 million Class E units from such commitments. We are not required to call all of the capital commitments made by investors pursuant to the Initial Capitalization prior to their expiration. In addition, we sold $2.6 million Class E shares to employees of the Adviser.

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

The following table is a summary of our mortgage note indebtedness as of June 30, 2023 and December 31, 2022 ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	June 30, 2023	December 31, 2022
Caroline West Gray	5.44%	12/1/2029	$45,911	$45,911
Caroline Post Oak	5.44%	12/1/2029	40,528	40,528
Coda on Centre	4.28%	5/30/2029	29,154	29,399
Total fixed-rate loans			115,593	115,838
Deferred financing costs, net			(1,119)	(1,202)
Mortgage discount, net			(808)	(876)
Total mortgage notes			$113,666	$113,760

The following table is a summary of our indebtedness under our Credit Facility as of June 30, 2023 and December 31, 2022 ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	June 30, 2023	December 31, 2022
Credit Facility (1)	SOFR + 1.65%	8/31/2023	$65,000	$—	$40,200

(1) The Credit Facility has two, one-year extensions of the maturity date at our request. See Note 8 — "Mortgage Notes and Credit Facility" to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

For the Six Months Ended
June 30, 2023
Net cash used in operating activities	$(366)
Net cash used in investing activities	(9,211)
Net cash provided by financing activities	16,805
Net change in cash and cash equivalents	$7,228

Cash flows used in operating activities were $0.4 million for the six months ended June 30, 2023 due to a $9.1 million net loss partially offset by a redemption value adjustment loss of $3.7 million on the mandatorily redeemable Class E units, a $4.7 million adjustment from depreciation and amortization and $0.3 million of other adjustments. The net decrease in accounts payable, accrued expenses and other liabilities was driven primarily by the payment of real estate tax liabilities of $2.1 million that were assumed in exchange for an equal reduction in cash consideration as part of our acquisition of Caroline West Gray and Caroline Post Oak multifamily investments during the three-months ended December 31, 2022.

Cash flows used in investing activities were $9.2 million for the six months ended June 30, 2023 due to $4.9 million used to purchase a U.S. Treasury, $0.7 million for acquisitions of real estate and $3.1 million of deposits paid on real estate acquisitions.

Cash flows provided by financing activities totaled $16.8 million for the six months ended June 30, 2023 due to $54.0 million of proceeds from the issuance of common stock and $4.1 million of proceeds from subscriptions received in advance partially offset by $40.5 million of repayments of borrowings and $0.8 million of distributions paid.

Distributions

We generally intend to distribute substantially all of our taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to our stockholders each year to comply with the REIT provisions of the Internal Revenue Code. Each class of common stock receives the same gross distribution per share. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share.

The following table details the aggregate distributions declared for each applicable class of common stock for the three months ended June 30, 2023:

	Three Months Ended June 30, 2023
	Class D	Class I	Class S	Class T	Class E
Aggregate gross distributions declared per share of common stock	$0.1062	$0.1062	$—	$—	$0.1062
Stockholder servicing fee per share of common stock(1)	—	—	—	—	—
Net distributions declared per share of common stock	$0.1062	$0.1062	$—	$—	$0.1062

The following table details the aggregate distributions declared for each applicable class of common stock for the six months ended June 30, 2023:

	Six Months Ended June 30, 2023
	Class D	Class I	Class S	Class T	Class E
Aggregate gross distributions declared per share of common stock	$0.1732	$0.2067	$—	$—	$0.2067
Stockholder servicing fee per share of common stock(1)	—	—	—	—	—
Net distributions declared per share of common stock	$0.1732	$0.2067	$—	$—	$0.2067

(1) Stockholder servicing fees only apply to Class D, Class S and Class T shares. The stockholder servicing fee is a reduction of the gross declared distribution. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class D, Class S and Class T shares. As of June 30, 2023, we have not incurred any stockholder servicing fees.

The following table summarizes our distributions declared and paid on our shares of common stock during the three months ended June 30, 2023 ($ in thousands):

	Three Months Ended June 30, 2023
	Amount	Percentage
Distributions
Paid in cash	$550	84%
Reinvested in shares	104	16%
Total distributions	$654	100%
Source of Distributions
Cash flows from operating activities	$654	100%
Offering proceeds(1)	—	0%
Total sources of distributions	$654	100%
Cash flows from operating activities(2)	$1,179

The following table summarizes our distributions declared and paid on our shares of common stock declared and paid during the six months ended June 30, 2023 ($ in thousands):

	Six Months Ended June 30, 2023
	Amount	Percentage
Distributions
Paid in cash	$807	83%
Reinvested in shares	164	17%
Total distributions	$971	100%
Source of Distributions
Cash flows from operating activities	$—	0%
Offering proceeds(1)	971	100%
Total sources of distributions	$971	100%
Cash flows used in operating activities(2)	$(366)

(1) Includes proceeds from the sale of Class E units, Class E shares, Class D shares and Class I shares.

(2) During the three months ended June 30, 2023, we received cash flows from operating activities in the amount of $1.2 million. However, during the six months ended June 30, 2023 cash flows used in operating activities was $0.4 million. Accordingly, proceeds from the Offering were used to pay distributions for the six months ended June 30, 2023. The cash flows used in operating activities was primarily driven by a settlement of approximately $2.1 million of real estate tax liabilities that were assumed as part of our acquisition of Caroline West Gray and Caroline Post Oak multifamily investments during the three months ended December 31, 2022. In conjunction with the acquisition of Caroline West Gray and Caroline Post Oak, and as a result of agreeing to assume the real estate tax liabilities of the seller of approximately $2.1 million, we reduced the cash consideration to the seller by approximately $2.1 million. During the first quarter of 2023, the tax payment was made directly to the taxing authority and not the seller. Therefore, the payment is included within operating activities on the statement of cash flows during the six months ended June 30, 2023.

In addition to the distributions declared and paid on our common stock, we declared and paid $0.5 million and $1.0 million for Class E unit distributions during the three and six months ended June 30, 2023. Such amounts are recorded in mandatorily redeemable Class E unit interest costs on the Consolidated Statements of Operations and accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets, respectively.

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
•
Investments in real estate-related and other securities consists of investments in CMBS and one U.S. Treasury bond. We classify real estate-related and other securities as trading securities which the Adviser generally values on the basis of publicly available market quotations or at fair value determined in accordance with GAAP. We generally determine the fair value of our investments in real estate-related and other securities by utilizing third-party service providers whenever available.
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

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. We believe our NAV is a meaningful supplemental non-GAAP operating metric. The following table provides a breakdown of the major components of our NAV as of June 30, 2023 ($ and shares in thousands):

Components of NAV	June 30, 2023
Investments in real estate	$214,989
Investment in real estate debt	16,825
Investments in real estate-related and other securities	6,542
Cash and cash equivalents	12,825
Restricted cash	191
Other assets	9,181
Debt obligations	(114,337)
Other liabilities	(2,456)
Subscriptions received in advance	(4,129)
Accrued performance participation allocation	(152)
Stockholder servicing fees payable the following month(1)	—
Non-controlling interests in joint ventures	(8,095)
JPMIM mandatorily redeemable Class E units(2)	(49,513)
Net asset value	$81,871
Number of outstanding shares	7,629

(1) Stockholder servicing fees only apply to Class D, Class S and Class T shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class D, Class S and Class T shares. As of June 30, 2023, we have not incurred any stockholder servicing fees.

(2) Represents Class E units in the Operating Partnership held by the Adviser that are mandatorily redeemable and only subject to delays to the continuous obligation to ultimately redeem the Class E units once sufficient availability exists under the share repurchase agreements. Therefore, the Class E units held by JPMIM are classified as a liability pursuant to ASC 480 Distinguishing Liabilities From Equity and are presented as mandatorily redeemable Class E units at the initial funding amount received, which is equivalent to fair value at the issuance dates. Subsequently, the mandatorily redeemable Class E units are carried at their cash redemption value as if the units were repurchased or redeemable at the reporting date, which equals NAV per unit of $10.89.

The following table provides a breakdown of our total NAV and NAV per share by share class as of June 30, 2023 ($ and shares in thousands except per share numbers):

NAV Per Share	Class D Shares	Class I Shares	Class S Shares	Class T Shares	Class E Shares	Total
Net asset value	$2,243	$31,725	$—	$—	$47,903	$81,871
Number of outstanding shares	214	3,014	—	—	4,401	7,629
NAV Per Share	$10.48	$10.53	$—	$—	$10.89

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the June 30, 2023 valuations, based on property types. Once we own more than one industrial property, we will include the key assumptions for such property type.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily properties	6.56%	5.13%

These assumptions are determined by our independent valuation advisor and reviewed by the Adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values
Discount rate	0.25% decrease	2.11%	1.99%
(Weighted average)	0.25% increase	(2.11)%	(1.89)%
Exit capitalization rate	0.25% decrease	3.68%	3.22%
(Weighted average)	0.25% increase	(3.16)%	(2.96)%

The following table reconciles stockholders’ equity per our Consolidated Balance Sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	June 30, 2023
Stockholders’ equity under GAAP	$59,148
Adjustments:
Organization, offering costs and operating expenses(1)	6,923
Unrealized real estate appreciation(2)	10,031
Accumulated depreciation and amortization(3)	5,769
NAV	$81,871

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

Our real estate debt investment is unlikely to have readily available market quotations. As such, we determine fair value by utilizing or reviewing certain of the following (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios and (vii) borrower financial condition and performance. We classify these investments as Level 3 within the valuation hierarchy. Judgments used to determine fair value of Level 3 instruments are more significant than those required when determining the fair value of instruments classified as Level 1 or 2 due to the inherent uncertainty of the estimates and judgments used. These values may differ materially from the values that would have been used had a ready market for these investments existed. External factors may cause those values and the values of those investments for which readily observable inputs exists, to increase or decrease over time, impacting the value of our investment which is recorded in income from investments in real estate debt on the Consolidated Statements of Operations.

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to June 30, 2023 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness(1)	$153,798	$3,269	$13,063	$13,051	$124,415
Property purchase commitments(2)	67,924	67,924	—	—	—
Credit Facility(3)	—	—	—	—	—
Organizational, offering and operating costs	12,716	—	3,150	5,086	4,480
Mandatorily redeemable Class E units(4)	49,513	—	49,513	—	—
Total	$283,951	$71,193	$65,726	$18,137	$128,895

(1) The allocation of our indebtedness includes both principal and interest payments.

(2) The property purchase commitments relate to an agreement to purchase a pre-leased truck transload facility under development in the Savannah, GA metropolitan area. See Note 16 — “Commitments and Contingencies” and Note 18 — "Subsequent Events" to our consolidated financial statements in this Quarterly Report on Form 10-Q.

(3) The Credit Facility indebtedness includes both principal and interest payments based on the interest rate in effect at June 30, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense costs. We may seek to manage or mitigate our risk to the exposure of interest risk through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of June 30, 2023, the outstanding principal balance of our variable rate indebtedness was $0.0 million from our Credit Facility, which is indexed to the one-month forward-looking term rate based on SOFR as maintained by CME Group Benchmark Administration Ltd. (the "Reference Rate"). For the three and six months ended June 30, 2023, a 10% increase the Reference Rate would have resulted in increased interest expense of less than $0.01 million and $0.05 million, respectively.

We have invested a portion of our portfolio in floating rate investments in real estate debt and real estate-related securities and intend to invest in both fixed and floating rate real estate debt investments and securities in the future. On floating-rate investments in real estate debt and real estate-related securities, our net income will increase or decrease depending on interest rate movements. For the three and six months ended June 30, 2023, a 10% decrease in the Reference Rate would have resulted in decreased interest income from our floating rate investments in real estate debt of $0.02 million and $0.04 million, respectively, and a decrease in interest income from our floating rate investments in real estate-related securities of less than $0.01 million and less than $0.01 million, respectively. Additionally, interest rate movement can impact the valuation of real estate debt and real estate-related securities depending on various aspects of the instrument, including, but not limited to, the credit rating, duration and structure of the interest rate payments.

Market risk

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, we will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income from changes in interest rates, the overall returns on your investment may be reduced. Our board of directors has not yet established policies and procedures regarding our use of derivative financial instruments for hedging or other purposes and as of June 30, 2023, we did not own any derivative financial instruments for hedging or other purposes.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item1A,"Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Form 10-K”), which could materially affect our business, financial condition, and/or future results. The risks described in our 2022 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. With the exception of the risk factor set forth below, which updates and supplements the risk factors disclosed in our 2022 Form 10-K, there have been no material changes to the risk factors disclosed in our 2022 Form 10-K.

Our business may be subject to certain U.S. regulatory regimes applicable to J.P. Morgan and the Adviser, including applicable financial industry rules, which may impact the Adviser’s ability to implement our business strategy and to generate returns to our stockholders.

Certain laws applicable to J.P. Morgan and the Adviser may have an impact on the Adviser’s ability to implement our business strategy and to generate returns to our stockholders. J.P. Morgan is a bank holding company (a "BHC") under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and is therefore subject to supervision and regulation by the Federal Reserve Board (the "Federal Reserve"). In addition, J.P. Morgan is a financial holding company (a "FHC") under the BHCA, which is a status available to BHCs that meet certain criteria. FHCs may engage in a broader range of activities than BHCs that are not FHCs. The activities of J.P. Morgan and its subsidiaries, including our company for any time period that we are deemed to be controlled by J.P. Morgan under the BHCA, will be subject to restrictions imposed by the BHCA and related regulations. For the purposes of the BHCA, J.P. Morgan will be deemed to "control" us if it directly or indirectly owns or controls 5% or more of any class of our voting securities or 25% or more of our total equity outside of our initial seeding period which commenced May 26, 2022. Accordingly, for any time period that we are deemed to be controlled for purposes of the BHCA, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, including the Federal Reserve, may restrict our investments, transactions and operations and may restrict the transactions and relationships between the Adviser, J.P. Morgan and their affiliates, on the one hand, and our company on the other hand.

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

Additionally, under Section 13 of the BHCA, as implemented by final regulations (known as the Volcker Rule), during any time period that we are deemed controlled under the BHCA, we will be subject to the restrictions and prohibitions under the Volcker Rule. J.P. Morgan believes that we will be deemed controlled under the BHCA if J.P. Morgan or its affiliates holds 25% or more of our total equity or 5% or more of any class of our voting shares, outside of our initial seeding period which commenced May 26, 2022. The Volcker Rule restrictions that would apply directly to us during any time period that we are controlled under the BHCA include a prohibition on us acquiring or retaining, as principal, any ownership interest in, or sponsoring, covered funds, as such terms are defined in the final regulations, unless the investment or activity is conducted in accordance with an exclusion or exemption. In addition, during any time period that we are deemed controlled under the BHCA, we will be subject to restrictions on trading that could adversely impact our ability to execute our investment strategy. These restrictions include limits on the types of instruments we may hold or the imposition of minimum holding periods for certain instruments, including, but not limited to, securities and derivatives. Should this occur our board of directors may determine to suspend our share repurchase plan or the Adviser may cause us to enter into or draw on a credit facility to fund repurchase requests, which may result in gains or losses, increased transaction and other costs or adverse tax consequences.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered sales of equity securities

All sales of unregistered securities during the three months ended June 30, 2023 were previously disclosed.

Share repurchases

During the period ended June 30, 2023, we did not repurchase any shares of our common stock pursuant to our share repurchase plan.

Use of proceeds

On July 22, 2022, our Registration Statement on Form S-11 (File No. 333-265588), covering our public offering of up to $5 billion of common stock, was declared effective under the Securities Act. The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings.

As of June 30, 2023, we received gross proceeds of $31.9 million from the Offering. The following table presents information about the Offering and use of proceeds therefrom ($ in thousands):

	Class D Shares	Class I Shares	Class S Shares	Class T Shares	Total
Offering proceeds:
Shares sold(1)	214	2,888	—	—	3,102
Gross offering proceeds	$2,227	$29,628	$—	$—	$31,855
Selling commissions and other dealer manager fees	—	—	—	—	—
Accrued stockholder servicing fees	—	—	—	—	—
Net offering proceeds	$2,227	$29,628	$—	$—	$31,855

(1) Shares sold includes shares issued under our distribution reinvestment plan.

As of June 30, 2023, we had primarily used the net proceeds from the unregistered sales along with the Offering toward the acquisition of $202.3 million of real estate, an investment in real estate debt of $16.8 million and investments of $6.7 million in real estate-related and other securities. In addition to the net proceeds from the Offering, we financed our investments with $21.3 million of financing from the Credit Facility, which was subsequently repaid in full, and $113.7 million from mortgage notes, including an assumed loan of $28.2 million. In addition, we may from time to time use proceeds from the Offering to pay down our Credit Facility if there are no acquisitions at the time proceeds are received. See Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” for additional details on our borrowings.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Unregistered sales of equity securities

On August 1, 2023, we issued 70,738 and 73,155 unregistered Class E shares and Class I shares of common stock at a price per share of $10.89 and $10.53, to accredited investors in a private placement of Class E shares and Class I shares for an aggregate purchase price of $0.8 million and $0.8 million, respectively.

On August 1, 2023, pursuant to our distribution reinvestment plan, we issued 1,270 Class E Shares and 417 Class I shares at a price per share of $10.89 and $10.53 to accredited investors for an aggregate purchase price of $0.01 million and less than $0.01 million, respectively.

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
3.1

Articles of Amendment and Restatement of J.P. Morgan Real Estate Income Trust, Inc., dated June 2, 2022 (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-265588) filed on June 14, 2022 and incorporated herein by reference).

3.2

Certificate of Correction of Articles of Amendment and Restatement of J.P. Morgan Real Estate Income Trust, Inc., dated June 2, 2022 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-265588) filed on June 14, 2022 and incorporated herein by reference).

3.3

Bylaws of J.P. Morgan Real Estate Income Trust, Inc. (filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 (File No. 333-265588) filed on June 14, 2022 and incorporated herein by reference).

4.1

Amended and Restated Distribution Reinvestment Plan, dated May 12, 2023 (filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 12, 2023 and incorporated herein by reference).

10.1

Amended and Restated Advisory Agreement, dated May 12, 2023, by and among J.P. Morgan Real Estate Income Trust, Inc., J.P. Morgan REIT Operating Partnership, L.P. and J.P. Morgan Investment Management Inc. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2023 and incorporated herein by reference).

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

J.P. Morgan Real Estate Income Trust, Inc.

Date: August 11, 2023	By:	/s/ Michael P. Kelly
Michael P. Kelly
Chairperson of the Board and Chief Executive Officer

Date: August 11, 2023	By:	/s/ Lawrence A. Goodfield, Jr.
Lawrence A. Goodfield, Jr.
Chief Financial Officer and Treasurer