Form 10-Q
period 2023-09-30
J.P. Morgan Real Estate Income Trust, Inc.
filed 2023-11-09
CIK 1893262

. T

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 9, 2023, the registrant had 426,458 shares of Class D common stock, 5,144,522 shares of Class I common stock, 54,212 shares of Class S common stock and 6,949,873 shares of Class E common stock $0.01 par value per share. There were no outstanding shares of Class T common stock.

i

Item 1. Financial Statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)

	September 30,	December 31,
	2023	2022
ASSETS
Investments in real estate, net	$263,727	$199,429
Investment in real estate debt	16,825	16,825
Investments in real estate-related and other securities	2,163	1,842
Intangible assets, net	9,693	3,767
Cash and cash equivalents	23,601	5,660
Restricted cash	197	128
Deposits on real estate	—	5,494
Other assets, net	902	1,167
Total assets	$317,108	$234,312
LIABILITIES AND EQUITY
Credit facility	$—	$40,200
Mortgage notes, net	113,624	113,760
Intangible liabilities, net	1,714	1,800
Mandatorily redeemable instruments	97,079	45,784
Due to affiliate	14,054	9,970
Accounts payable, accrued expenses and other liabilities	3,863	4,852
Total liabilities	$230,334	$216,366

Commitments and Contingencies (Note 17)

Equity
Common stock- Class D shares, $0.01 par value per share, 600,000 shares authorized, and 324 and 0 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	$3	$—
Common stock- Class I shares, $0.01 par value per share, 600,000 shares authorized, and 4,334 and 57 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	43	1
Common stock- Class S shares, $0.01 par value per share, 600,000 shares authorized, and 54 and 0 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1	—
Common stock- Class T shares, $0.01 par value per share, 600,000 shares authorized, and 0 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Common stock- Class E shares, $0.01 par value per share, 600,000 shares authorized, and 5,640 and 2,361 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	56	24
Preferred stock- $0.01 par value per share, 100,000 shares authorized, 0 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	101,742	19,427
Accumulated deficit	(17,204)	(3,814)
Total stockholders' equity	$84,641	$15,638
Non-controlling interests in consolidated joint ventures	2,133	2,308
Total equity	$86,774	$17,946
Total liabilities and equity	$317,108	$234,312

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
Rental revenue	$4,774	$—	$12,634	$—
Total revenues	4,774	—	12,634	—
Expenses
Rental property operating	1,468	—	3,826	—
General and administrative	989	1,527	3,274	1,528
Depreciation and amortization	1,674	4	6,044	4
Total expenses	4,131	1,531	13,144	1,532
Other income (expense), net
Income from investment in real estate debt	447	105	1,287	105
Loss from investments in real estate-related and other securities	(318)	—	(366)	—
Mandatorily redeemable instruments interest costs	(1,376)	(27)	(6,045)	(27)
Interest expense	(1,708)	(55)	(5,632)	(55)
Other income (expenses), net	114	(152)	(11)	(153)
Total other income (expense), net	(2,841)	(129)	(10,767)	(130)
Net loss	$(2,198)	$(1,660)	$(11,277)	$(1,662)
Net loss attributable to non-controlling interests in consolidated joint ventures	(10)	—	(89)	—
Net loss attributable to JPMREIT stockholders	$(2,188)	$(1,660)	$(11,188)	$(1,662)
Net loss per share of common stock - basic and diluted	$(0.23)	$(1.79)	$(1.63)	$(4.74)
Weighted-average shares of common stock outstanding - basic and diluted	9,488	928	6,860	351

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statement of Changes in Equity (Unaudited)

(in thousands, except per share data)

	Par Value
	Common Stock Class D	Common Stock Class I	Common Stock Class S	Common Stock Class T	Common Stock Class E	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2022	$—	$1	$—	$—	$24	$19,426	$(3,813)	$15,638	$2,308	$17,946
Net loss	—	—	—	—	—	—	(6,418)	(6,418)	(53)	(6,471)
Common stock issued	1	17	—	—	7	24,827	—	24,852	—	24,852
Distributions declared on common stock	—	—	—	—	—	—	(400)	(400)	—	(400)
Distribution reinvestments	—	—	—	—	—	60	—	60	—	60
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(4)	(4)
Offering costs	—	—	—	—	—	(200)	—	(200)	—	(200)
Stock based compensation	—	—	—	—	—	25	—	25	—	25
Balance at March 31, 2023	$1	$18	$—	$—	$31	$44,138	$(10,631)	$33,557	$2,251	$35,808
Net loss	—	—	—	—	—	—	(2,582)	(2,582)	(26)	(2,608)
Common stock issued	1	12	—	—	13	29,104	—	29,130	—	29,130
Distributions declared on common stock	—	—	—	—	—	—	(760)	(760)	—	(760)
Distribution reinvestments	—	—	—	—	—	104	—	104	—	104
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(43)	(43)
Offering costs	—	—	—	—	—	(326)	—	(326)	—	(326)
Stock based compensation	—	—	—	—	—	25	—	25	—	25
Balance at June 30, 2023	$2	$30	$—	$—	$44	$73,045	$(13,973)	$59,148	$2,182	$61,330
Net loss	—	—	—	—	—	—	(2,188)	(2,188)	(10)	(2,198)
Common stock issued	1	14	1	—	12	28,898	—	28,926	—	28,926
Distributions declared on common stock	—	—	—	—	—	—	(1,043)	(1,043)	—	(1,043)
Distribution reinvestments	—	—	—	—	—	176	—	176	—	176
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(39)	(39)
Common stock repurchased	—	(1)	—	—	—	(98)	—	(99)	—	(99)
Offering costs	—	—	—	—	—	(298)	—	(298)	—	(298)
Stock based compensation	—	—	—	—	—	19	—	19	—	19
Balance at September 30, 2023	$3	$43	$1	$—	$56	$101,742	$(17,204)	$84,641	$2,133	$86,774

	Par Value
	Common Stock Class D	Common Stock Class I	Common Stock Class S	Common Stock Class T	Common Stock Class E	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2021	$—	$—	$—	$—	$—	$200	$—	$200	$—	$200
Net loss(1)	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2022	$—	$—	$—	$—	$—	$200	$—	$200	$—	$200
Net loss(1)	—	—	—	—	—	—	(2)	(2)	—	(2)
Common stock issued	—	—	—	—	9	9,073	—	9,082	—	9,082
Balance at June 30, 2022	$—	$—	$—	$—	$9	$9,273	$(2)	$9,280	$—	$9,280
Net loss	—	—	—	—	—	—	(1,660)	(1,660)	—	(1,660)
Offering costs	—	—	—	—	—	(4,820)	—	(4,820)	—	(4,820)
Stock based compensation	—	—	—	—	—	19	—	19	—	19
Balance at September 30, 2022	$—	$—	$—	$—	$9	$4,472	$(1,662)	$2,819	$—	$2,819

(1) J.P. Morgan Real Estate Income Trust, Inc. was formed on November 5, 2021 and commenced operations on September 2, 2022, accordingly, there were minimal operations during the three months ended March 31, 2022 and June 30, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statement of Cash Flows (Unaudited) (in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flow from operating activities:
Net loss	$(11,277)	$(1,662)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,044	—
Amortization of above market lease	59	—
Amortization of below market lease	(89)	—
Amortization of deferred financing costs	570	39
Stock based compensation	69	19
Amortization of deferred expense	—	4
Realized loss on sale of real estate related and other securities	654	—
Unrealized loss on treasury note futures contracts	209	—
Unrealized gain on real estate-related and other securities	(80)	—
Redemption value adjustment on mandatorily redeemable instruments	4,138	27
Change in assets and liabilities:
Increase in other assets	(280)	(354)
Increase in due to affiliates	3,212	1,727
Increase/(decrease) in accounts payable, accrued expenses and other liabilities	(2,307)	275
Net cash provided by operating activities	922	75

Cash flow from investing activities:
Acquisitions of real estate	(67,312)	—
Capital improvements on real estate	(891)	—
Deposits on real estate acquisition	(3,054)	(9,436)
Return of deposits on real estate acquisition	1,800	—
Purchase of investment in real estate debt	—	(16,825)
Variation margin payments	(249)	—
Proceeds from real estate-related and other securities	4,438	—
Purchases of real-estate related and other securities	(5,332)	—
Net cash used in investing activities	(70,600)	(26,261)

Cash flows from financing activities:
Proceeds from issuance of common stock	82,869	9,082
Repurchase of common stock	(99)	—
Proceeds from issuance of mandatorily redeemable instruments	47,157	15,768
Distributions paid on common stock	(1,551)	—
Distributions to non-controlling interests	(86)	—
Proceeds from credit facility	—	4,000
Repayments of credit facility	(40,200)	—
Payment of deferred financing costs on secured credit facility	(29)	(130)
Principal repayments of mortgage notes	(366)	—
Payment of deferred financing costs on mortgage notes	(7)	—
Net cash provided by financing activities	87,688	28,720

Net change in cash, cash equivalents and restricted cash:	18,010	2,534
Cash, cash equivalents and restricted cash, at the beginning of the period	5,788	200
Cash, cash equivalents and restricted cash, at the end of the period	$23,798	$2,734

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statement of Cash Flows (Unaudited) (in thousands)

	Nine Months Ended September 30,
	2023	2022
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$23,601	$2,734
Restricted cash	197	—
Total cash, cash equivalents and restricted cash	$23,798	$2,734

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,274	$—

Supplemental disclosure of non-cash investing and financing activities:
Assumption of working capital in conjunction with acquisition in real estate	$1,568	$—
Accrued offering costs due to affiliate	$785	$4,820
Accrued loan costs due to affiliate	$7	$354
Accrued distributions	$312	$—
Distribution re-investments	$340	$—
Accrued acquisition costs	$36	$1,369
Accrued deposits on real estate acquisitions	$—	$250
Accrued capex	$118	$—
Reclassification of deposits of real estate to investments in real estate, net	$6,748	$—
Reclassfication of pre-acquisition costs to investments in real estate, net	$216	$—
Accrued stockholder servicing fee due to affiliate	$37	$—

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

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

As of September 30, 2023, the Company owned five real estate properties consisting of three multifamily properties and two industrial properties. The Company also owned one position in a real estate debt investment, an investment in a real estate-related security as well as an investment in a U.S Treasury bond. The Company currently operates in three reportable segments: multifamily, industrial, and investments in real estate debt, real estate-related and other securities. See Note 15 for a description of the Company's segment reporting.

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

Pursuant to a separate private offering, JPMIM agreed to purchase $25 million in Class E common stock, par value $0.01 per share (“Class E shares”) or Class E units of the Operating Partnership (“Class E units”), or a combination thereof, and up to an additional $75 million in Class E shares or Class E units. JPMIM's commitment to purchase such Class E shares and Class E units from the Company expired in August 2023 and as of September 30, 2023, JPMIM has purchased 369,693 Class E shares and 8,515,771 Class E units. As of September 30, 2023, the Company has received $162.1 million in commitments to purchase shares of its common stock and units in the Operating Partnership (“Operating Partnership units”), including the shares and units to be purchased by JPMIM, and has sold $53.2 million in Class E shares and $88.7 million in Class E units from such commitments (collectively, the “Initial Capitalization”). The Company is not required to call all of the capital commitments made by investors pursuant to the Initial Capitalization prior to their expiration. In addition, the Company sold $2.6 million in Class E shares to employees of the Adviser.

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

On May 26, 2022, JPMIM’s Subscription Agreement dated February 23, 2022 for Class E shares or Class E units was amended to provide that, if the Company receives capital commitments from investors in the private placement of Class E shares exceeding $100 million (“Other Seed Investor Commitments”), JPMIM’s commitment may, in JPMIM’s discretion, be reduced by an amount equal to (i) the aggregate amount of Other Seed Investor Commitments, minus (ii) $100 million, provided that such reduction amount will not exceed $75 million. The amendment to the Subscription Agreement also provided that the expiration of the JPMIM commitment was August 23, 2023, which was the 18-month anniversary of the date of the Subscription Agreement; provided, that following such date JPMIM may, in its discretion, elect to purchase additional Class E shares or Class E units until the earlier to occur of (i) July 22, 2025, the three-year anniversary of the date that the Company’s Registration Statement on Form S-11 with respect to the Offering was declared effective by the SEC and (ii) the date that the Company’s NAV is at least $1.5 billion.

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

Certain amounts on the Company's three and nine months ended September 30, 2022 Consolidated Statements of Operations have been reclassified to conform to the current period presentation. Such reclassifications had no effect on net loss or previously reported totals or subtotals on the Consolidated Statements of Operations.

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

There is no other comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022, resulting in comprehensive loss equaling net loss. Accordingly, the statement of other comprehensive income (loss) is not presented.

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

The Operating Partnership is considered to be a VIE. The Company consolidates the Operating Partnership because it has the ability to direct the most significant activities of the entities such as purchases, dispositions, financings, budgets, and overall operating plans. Where the Company does not have the power to direct the activities of the VIE that most significantly impact its economic performance, the Company’s interest for those partially owned entities is accounted for using the equity method of accounting.

The Company holds an interest in two joint ventures that are each considered to be a VIE. The Company consolidated these entities because it has the ability to direct the most significant activities of the joint venture. The total assets and liabilities of the Company’s consolidated VIEs were $129.7 million and $87.6 million and $135.7 million and $89.5 million as of September 30, 2023 and December 31, 2022, respectively. Such amounts are included on the Company’s Consolidated Balance Sheets.

Cash and Cash Equivalents

Cash and cash equivalents represents cash held in banks, cash on hand, cash held in money market funds and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company held $21.9 million in cash equivalents (see Note 9) as of September 30, 2023 and did not hold any cash equivalents as of December 31, 2022.

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

The Company’s investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Buildings	40 years
Site improvements - buildings and land	4-20 years
Furniture, fixtures and equipment	6-11 years
Lease intangibles	Over lease term

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

The Company’s management reviews its real estate properties for impairment when there is an event or change in circumstances that indicates an impaired value. Since cash flows on real estate properties considered to be "long-lived assets to be held and used" are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. If the Company determines that an impairment has occurred, the affected assets must be reduced to their estimated fair value. During the three and nine months ended September 30, 2023, no such impairments occurred.

Investments in Real Estate Debt

The Company’s investment in real estate debt consisted of the Mezzanine Loan (defined below) secured by real estate. The Company elected the FVO for its real estate debt investment. As such, the resulting unrealized gains and losses of such loan is recorded as a component of income from investment in real estate debt on the Company’s Consolidated Statements of Operations. No unrealized gain or loss was recognized for the three and nine months ended September 30, 2023.

Interest income from the Company’s investment in real estate debt is recognized over the life of each investment using the effective interest method and is recorded on the accrual basis. Recognition of premiums and discounts associated with these investments is deferred and recorded over the term of the investment as an adjustment to yield. Upfront costs and fees related to items for which the FVO is elected shall be recognized in earnings as incurred and not deferred. Interest income of $0.4 million and $1.3 million was recognized for the three and nine months ended September 30, 2023. Such items are recorded as components of income (loss) from investments in real estate debt on the Company’s Consolidated Statements of Operations.

Investments in Real Estate-Related and Other Securities

The Company’s investments in real estate-related and other securities consist of one commercial mortgage backed security ("CMBS") investment and one United States Government Treasury security ("U.S. Treasury"). The Company has elected to classify its real estate-related and other securities as trading securities, which are recorded at fair value. As such, the Company records changes in fair value and interest income as a component of loss from investments in real estate-related and other securities on the Company’s Consolidated Statements of Operations. An unrealized gain of $0.3 million and $0.08 million and interest income of $0.08 million and $0.2 million was recognized for the three and nine months ended September 30, 2023, respectively. A realized loss of $0.7 million was recognized for the three and nine months ended September 30, 2023 (see Note 6). Accrued interest of less than $0.01 million and less than $0.01 million was recorded in other assets on the Company's Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, respectively.

Mandatorily Redeemable Instruments

The Company reports its mandatorily redeemable Class E shares and Class E units (collectively the "Mandatorily Redeemable Instruments") as a liability on its Consolidated Balance Sheets at JPMIM’s cash redemption value. JPMIM’s cash redemption value is determined based on the Company's NAV per Class E share or Class E unit as of the Company's balance sheet date. For purposes of determining the Company's NAV, the Company's investments in real estate are recorded at fair value based on third party valuations prepared by licensed appraisers in accordance with standard industry practice. These fair value estimates of the Company's investments in real estate are particularly important as they are used for the calculation of NAV, which determines the adjustment to the carrying value of the Company's Mandatorily Redeemable Instruments. Significant differences in the fair value of the Company's Mandatorily Redeemable Instruments may result from changes in market conditions that cause the Company's NAV, and thus JPMIM’s redemption value, to increase or decrease during the period and is recorded as a component of mandatorily redeemable instruments interest cost on the Company's Consolidated Statements of Operations. Distributions declared on the Mandatorily Redeemable Instruments are recorded as a component of mandatorily redeemable instruments interest cost on the Company's Consolidated Statements of Operations. Declared but unpaid distributions as of September 30, 2023 and December 31, 2022, respectively, were recorded as a liability within accounts payable, accrued expenses and other liabilities on the Company's Consolidated Balance Sheets.

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

Valuation of assets and liabilities measured at fair value

The Company’s investments in real estate debt, real estate-related and other securities and derivatives are recorded at fair value. The Company generally determines the fair value of its investments by utilizing third-party pricing service providers. In determining the value of a particular real estate-related security, the pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for real estate-related securities usually consider the attributes applicable to a particular class of security (e.g., credit rating, seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available.

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

The Company's derivative financial instruments consist of treasury note futures contracts. The fair value of the Company's treasury futures contracts is based on quoted market prices for identical instruments.

The Mandatorily Redeemable Instruments are carried at their cash redemption value as if the units were repurchased or redeemable at the reporting date, which equals NAV per unit at the reporting date.

The carrying amounts of financial instruments such as other assets, accounts payable, accrued expenses and other liabilities approximate their fair values due to the short-term maturities and market rates of interest of these instruments.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investment in real estate debt	$—	$—	$16,825	$16,825	$—	$—	$16,825	$16,825
Investments in real estate-related and other securities	410	1,753	—	2,163	—	1,842	—	1,842
Treasury note futures contracts(1)	40	—	—	40	—	—	—	—
Total	$450	$1,753	$16,825	$19,028	$—	$1,842	$16,825	$18,667

Liabilities:
Mandatorily Redeemable Instruments	$—	$—	$97,079	$97,079	$—	$—	$45,784	$45,784
Total	$—	$—	$97,079	$97,079	$—	$—	$45,784	$45,784

(1) Included in other assets, net in the Company's Consolidated Balance Sheets.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investment in Real Estate Debt (asset)	Mandatorily Redeemable Instruments (liability)
Balance at December 31, 2022	$16,825	$45,784
Proceeds	—	47,157
Distributions declared	—	(1,907)
Reclassify to distributions payable/paid	—	1,907
Redemption value adjustment	—	4,138
Balance at September 30, 2023	$16,825	$97,079

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	September 30, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Assets:
Investment in real estate debt	$16,825	Discounted cash flow	Market credit spread	SOFR(1) + 5.22%	Decrease

Liabilities:
Mandatorily redeemable instruments(2)	$97,079	Discounted cash flow	Discount rate/ Exit capitalization rate/Market yield	5.26%/ 6.79%/ 5.96%	Decrease

(1) "SOFR" refers to the Secured Overnight Financing Rate. 30-day SOFR at September 30, 2023 was 5.32% per annum.

(2) Mandatorily Redeemable Instruments are carried at the NAV of the Class E units or Class E shares which is determined monthly in accordance with the Company's valuation guidelines.

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

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value on the Consolidated Balance Sheets:

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility	$—	$—	$40,200	$40,200
Mortgage notes(1)	115,471	112,995	115,838	115,838
Total	$115,471	$112,995	$156,038	$156,038

(1) Mortgage notes carrying value excludes deferred financing costs and mortgage discounts.

Deposits on Real Estate

Deposits paid on real estate purchase contracts are recorded and classified as deposits on real estate on the Company’s Consolidated Balance Sheets until the related real estate purchase is completed. Deposits are reclassified as a component of real estate at the time the deposit is used to offset the acquisition price of the real estate based on the terms of the underlying agreement. To the extent a deposit is non-refundable and the real estate purchase is terminated, the deposit is expensed to other income (expense), net on the Consolidated Statements of Operations. There were no deposits that were written off during the three and nine months ended September 30, 2023. The Company's deposits on real estate totaled $0 million and $5.5 million as of September 30, 2023 and December 31, 2022, respectively. In addition, the Company made a deposit of $1.8 million as a result of entering into an agreement to acquire a property. That agreement was terminated on June 30, 2023, during the due diligence period, and the deposit of $1.8 million was returned during the three months ended September 30, 2023. On July 17, 2023, the Company acquired a pre-leased truck transload facility located within the Savannah, Georgia metropolitan area (the "Truck Transload Facility") at which time total deposits of $6.7 million were reclassified as a component of investments in real estate, net on the Company's Consolidated Balance Sheets.

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

Organization and Offering Costs

Organization costs are expensed as incurred and recorded as a component of general and administrative expenses on the Company’s Consolidated Statements of Operations. The Company recognized no organization costs for either the three or nine months ended September 30, 2023. Offering costs are charged to equity as such amounts are incurred. Since inception, the Company recognized $5.6 million and $4.8 million of offering costs as of September 30, 2023 and December 31, 2022, respectively.

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

The Adviser and its affiliates incurred organization and offering costs, since inception, on the Company’s behalf of $6.3 million and $5.5 million as of September 30, 2023 and December 31, 2022, respectively. These organization and offering costs were recorded as a component of due to affiliates in the accompanying Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, respectively. Such costs became the Company’s liability on July 22, 2022, the date on which the Offering commenced.

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

The Adviser and its affiliates incurred, since inception, operating expenses on the Company’s behalf totaling $7.3 million and $4.4 million as of September 30, 2023 and December 31, 2022, respectively. These operating expenses were recorded as a component of due to affiliates in the accompanying Consolidated Balance Sheets.

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

JPMIM class E share and unit repurchases

JPMIM has agreed to hold all of the Class E shares and Class E units it purchased as part of the Initial Capitalization until the earlier of (i) the first date that the Company's NAV reaches $1.5 billion and (ii) July 22, 2025, three years from the commencement of the Offering. Following such date, each month the Company will repurchase, without further action by JPMIM, a number of Class E shares or Class E units from JPMIM in an amount equal to the amount available under the share repurchase plan’s 2% monthly and 5% quarterly caps after satisfying repurchase requests from investors, until such time as the JPM Initial Capitalization has been fully repurchased; provided, that the number of shares subject to each mandatory repurchase may be reduced where other holders of Class E shares that were issued pursuant to the Initial Capitalization and are not subject to repurchase under the share repurchase plan request repurchase of their shares, in which case the Class E shares and Class E units held by JPMIM and such other investors will be repurchased on a pro rata basis based on their respective percentage ownership immediately prior to such repurchase (not to exceed an aggregate number of shares equal to the amount available under the share repurchase plan’s 2% monthly and 5% quarterly caps). Notwithstanding the foregoing, the Company will not affect any mandatory repurchases during any month in which the full amount of all shares requested to be repurchased by stockholders other than JPMIM under the Company's share repurchase plan is not repurchased or when the Company's share repurchase plan has been suspended.

Derivative Instruments

The Company uses derivative financial instruments such as treasury note futures contracts to manage on-going risks from fluctuations in interest rates. The Company records its derivative instruments at fair value and such instruments are reflected in other assets, net or accounts payable, accrued expenses and other liabilities on the Company's Consolidated Balance Sheets. Any changes in the fair value of these derivative instruments are recorded within other income (expenses), net on the Company's Consolidated Statements of Operations (see Note 16).

Earnings Per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock and common stock equivalents outstanding (unless their effect is anti-dilutive) for the period. For the three and nine months ended September 30, 2023 and 2022, unvested Class E common shares awarded to the Company's independent directors are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive. There were no other potentially dilutive, unissued common shares for the three and nine months ended September 30, 2023 and 2022. The weighted average number of shares of common stock outstanding is identical for both basic and diluted shares.
4. Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	September 30, 2023	December 31, 2022
Building and building improvements	$191,201	$147,629
Land and land improvements	73,693	49,359
Furniture, fixtures and equipment	3,010	2,965
Total	267,904	199,953
Accumulated depreciation	(4,177)	(524)
Investments in real estate, net	$263,727	$199,429

Acquisitions

During the nine months ended September 30, 2023, the Company acquired one property, a truck transload facility.

The following table provides details of the property acquired during the nine months ended September 30, 2023 ($ in thousands):

Property Type	Purchase Price(1)	Number of Transactions	Number of Properties	Sq. Ft. (in thousands)/Units
Industrial property	$75,231	1	1	136 sq ft

(1) Purchase price is inclusive of acquisition-related costs including in-place lease intangible assets, above-market lease intangible assets and tenant improvements.

On July 17, 2023, the Company acquired the Truck Transload Facility for $75.2 million, inclusive of closing costs. The Truck Transload Facility, constructed in 2023, is a Class A logistics facility encompassing 136,240 square feet with 134 doors situated on an approximately 50-acre site.

The following table details the purchase price allocation for the property acquired during the nine months ended September 30, 2023 ($ in thousands):

For the Nine Months Ended September 30, 2023
Building and building improvements	$49,663
Land	16,534
In-place lease intangibles	6,323
Above-market lease intangibles	2,037
Tenant Improvements	674
Total purchase price	75,231
Net working capital assumed	(1,568)
Acquisition costs paid by JPMIM	(213)
Net purchase price	$73,450

5. Investment in Real Estate Debt

The following table details the Company’s investment in real estate debt ($ in thousands):

					September 30, 2023		December 31, 2022
Real Estate Debt	Number of Positions	Credit Rating	Coupon	Maturity Date	Cost Basis	Fair Value	Cost Basis	Fair Value
Mezzanine loan	1	Not Rated	SOFR + 5.22%	September 7, 2024	$16,825	$16,825	$16,825	$16,825

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

The following table details the amounts recognized for the Company's investment in real estate debt ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest income	$450	$106	$1,293	$106
Other income (expense), net	(3)	(1)	(6)	(1)
Total income from investment in real estate debt	$447	$105	$1,287	$105

6. Investments in Real Estate-Related and Other Securities

The following table details the Company’s investments in real estate-related and other securities ($ in thousands):

			September 30, 2023			December 31, 2022
Real Estate-Related and Other Securities	Coupon	Maturity Date	Face Amount	Cost Basis	Fair Value	Face Amount	Cost Basis	Fair Value
CMBS	SOFR + 0.75%	April 30, 2024	$1,812	$1,671	$1,753	$2,000	$1,840	$1,842
U.S. Treasury(1)	N/A	March 14, 2024	420	410	410	—	—	—
Total real estate-related and other securities			$2,232	$2,081	$2,163	$2,000	$1,840	$1,842

(1) Includes $0.4 million of securities pledged as collateral related to the treasury note futures contracts.

The following table details the amounts recognized for the Company's investments in real estate-related and other securities ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest income	$76	$—	$208	$—
Unrealized gain	260	—	80	—
Realized loss	(654)	—	(654)	—
Total loss from investments in real estate-related and other securities	$(318)	$—	$(366)	$—

For the three and nine months period ended September 30, 2023, the Company received proceeds of $4.2 million from a sale of a U.S.Treasury bond with a costs basis of $4.9 million resulting in a realized loss of $0.7 million.

7. Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities, not fully amortized, consisted of the following ($ in thousands):

	September 30, 2023	December 31, 2022
Intangible assets:
In-place lease intangibles	$8,007	$4,311
Above-market lease intangibles	2,037	—
Total intangible assets	10,044	4,311
Accumulated amortization:
In-place lease amortization	(292)	(544)
Above-market lease amortization	(59)	—
Total accumulated amortization	(351)	(544)
Intangible assets, net	$9,693	$3,767
Intangible liabilities:
Below-market lease intangibles	$(1,830)	$(1,828)
Accumulated amortization:
Below-market lease amortization	116	28
Intangible liabilities, net	$(1,714)	$(1,800)

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of September 30, 2023 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Below-market Lease Intangibles
2023 (remainder)	$252	$72	$(30)
2024	1,007	289	(118)
2025	1,007	289	(118)
2026	1,007	289	(118)
2027	1,007	289	(118)
Thereafter	3,435	750	(1,212)
Total	$7,715	$1,978	$(1,714)

The in-place lease intangible amortization is recorded in depreciation and amortization while the above-market intangible amortization and below-market intangible amortization are recorded in rental revenue on the Company's Consolidated Statements of Operations.

As of September 30, 2023, the weighted-average amortization period for both the acquired in-place lease intangibles and above-market lease intangibles was 7 years.

8. Mortgage Notes and Credit Facility

Mortgage notes

The following is a summary of the fixed-rate mortgage notes secured by the Company’s properties ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	September 30, 2023	December 31, 2022
Caroline West Gray	5.44%	12/1/2029	$45,911	$45,911
Caroline Post Oak	5.44%	12/1/2029	40,528	40,528
Coda on Centre	4.28%	5/30/2029	29,032	29,399
Total fixed-rate loans			115,471	115,838
Deferred financing costs, net			(1,075)	(1,202)
Mortgage discount, net			(772)	(876)
Total mortgage notes			$113,624	$113,760

Credit facility

The following is a summary of the Company's Credit Facility (defined below) ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	September 30, 2023	December 31, 2022
Credit Facility(1)	SOFR + 2.45%	8/29/2024	$8,000	$—	$40,200

(1) The Credit Facility has a one-year extension of the maturity date at the Company's request.

During 2022, the Company, as initial guarantor, and the Operating Partnership, as initial borrower, entered into a credit agreement (“Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”). The Credit Agreement provided for aggregate commitments of up to $65 million for secured revolving loans and letter of credit issuances, with an accordion feature pursuant to which the Operating Partnership may increase the aggregate commitments up to $150 million, subject to the satisfaction of certain conditions (the "Credit Facility").

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

During the three and nine months ended September 30, 2023, the Company repaid $0 and $40.2 million, respectively, on the Credit Facility. There were $0.0 million and $40.2 million of borrowings outstanding on the Credit Facility as of September 30, 2023 and December 31, 2022, respectively. The carrying value of the Credit Facility approximates the fair value. For the three and nine months ended September 30, 2023, the Company incurred $0.1 million and $0.9 million of interest expense on the Credit Facility, respectively. Net deferred financing costs totaled $0.03 million and $0.3 million as of September 30, 2023 and December 31, 2022, respectively.

On August 25, 2023, the Credit Agreement was amended to (i) extend the maturity date to August 29, 2024, (ii) decrease the aggregate commitments from up to $65 million to up to $8 million and (iii) increase the applicable margin to 2.45%. All other material terms of the Credit Facility remain the same.

Mortgage notes and Credit Facility

The following table details the future principal payments due under the Company’s mortgage notes and Credit Facility as of September 30, 2023 ($ in thousands):

Year	Mortgage Notes	Credit Facility	Total
2023 (remainder)	$126	$—	$126
2024	510	—	510
2025	536	—	536
2026	560	—	560
2027	585	—	585
Thereafter	113,154	—	113,154
Total future commitments	$115,471	$—	$115,471

The Company is subject to various financial and operational covenants under certain of its mortgage notes and the Credit Facility. These covenants require the Company to maintain certain financial ratios, which may include leverage, debt yield, and debt service coverage, among others. As of September 30, 2023, the Company was in compliance with all of its loan covenants that could result in a default under such agreements.

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

The Special Limited Partner holds a performance participation interest in JPMREIT OP that entitles it to receive an allocation from JPMREIT OP equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined in the JPMREIT OP limited partnership agreement). Such allocation will be measured on a calendar year basis, made quarterly and accrued monthly. The performance participation interest will not be paid on the Class E Operating Partnership units. For the three and nine months ended September 30, 2023, the Company accrued $0.1 million and $0.2 million relating to the performance participation allocation, respectively, which is disclosed in the due to affiliates table below as accrued performance participation allocation.

See Note 2 for a discussion on the Adviser's investment in the Company.

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

During the year ended December 31, 2022, the Company sold 4,548,588 Class E Operating Partnership units to the Adviser for an aggregate purchase price of $45.6 million (see Note 13). For both the three and nine months ended September 30, 2023, the Company sold 3,967,183 Class E Operating Partnership units and 369,693 Class E shares to the Adviser for an aggregate purchase price of $43.1 million and $4.0 million, respectively (see Note 2).

On September 2, 2022, the Company acquired a $26.8 million Mezzanine Loan and, concurrent with the acquisition, sold a $10.0 million pari passu participation interest to an affiliate of the Adviser (see Note 5).

As of September 30, 2023, the Company held $21.9 million in a money market fund managed by the Adviser.

Due to Affiliates

The following table details the components of due to affiliates ($ in thousands):

	September 30, 2023	December 31, 2022
Organization and offering costs	$6,324	$5,539
Operating expenses	7,318	4,431
Accrued performance participation allocation	212	—
Management fee	163	—
Stockholder servicing fee	37	—
Total	$14,054	$9,970

Organization and offering costs

The Adviser has advanced $6.3 million and $5.5 million of organization and offering costs (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through September 30, 2023 and December 31, 2022, respectively. The Adviser will advance the Company’s organization and offering costs on behalf of the Company (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through July 22, 2024, the second anniversary of the commencement of the Offering. The Company will reimburse the Adviser for all such advanced costs ratably over a 60-month period following the second anniversary of the commencement of the Offering.

Operating expenses

The Adviser has advanced $7.3 million and $4.4 million of operating expenses on the Company’s behalf as of September 30, 2023 and December 31, 2022, respectively. The Company will reimburse the Adviser for all advanced operating expenses ratably over the 60 months starting the earlier of (i) the first date that the Company’s NAV reaches $500 million and (ii) December 31, 2024.

10. Other Assets and Liabilities

The following table summarizes the components of other assets ($ in thousands):

	September 30, 2023	December 31, 2022
Deferred financing costs, net	$33	$331
Receivables	124	250
Acquisition costs	—	216
Prepaid expenses	353	187
Interest receivable	108	102
Straight-line rent receivable	209	32
Other	75	49
Total	$902	$1,167

The following table summarizes the components of accounts payable, accrued expenses and other liabilities ($ in thousands):

	September 30, 2023	December 31, 2022
Real estate taxes payable	$14	$2,159
Accrued expenses	1,370	1,155
Accounts payable	285	867
Distributions payable(1)	731	234
Tenant security deposits	1,404	183
Other	59	254
Total	$3,863	$4,852

(1) Included in distributions payable is $0.3 million and $0.2 million as of September 30, 2023 and December 31, 2022, respectively, relating to distributions declared on Class E units and Class E shares held by the Adviser.

11. Leases

Lessor

The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s multifamily and net lease industrial properties. Leases at the Company’s industrial properties include a fixed base rent, and a variable rent component. The variable component of the Company’s operating leases at its industrial properties consist of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs. Rental revenue earned from leases at the Company’s multifamily properties primarily consists of a fixed base rent, and certain leases contain a variable component that allows for the pass-through of certain operating expenses such as utilities.

The leases at the Company’s net lease industrial properties are longer term and contain extension and termination options at the lessee’s election. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Leases at the Company’s multifamily properties are short term in nature, generally not greater than 12 months in length.

The following table details the components of operating lease income from the Company's industrial properties ($ in thousands). The leases at the Company’s multifamily properties are short term, generally 12 months or less, and are therefore not included.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Fixed lease payments	$958	$—	$1,401	$—
Total fixed lease payments	$958	$—	$1,401	$—

The following table presents the future minimum rents the Company expects to receive from its industrial properties as of September 30, 2023 ($ in thousands). The leases at the Company’s multifamily properties are short term, generally 12 months or less, and are therefore not included.

Year	September 30, 2023
2023 (remainder)	$1,111
2024	4,509
2025	4,659
2026	4,814
2027	4,975
Thereafter	21,879
Total	$41,947

12. Equity

Authorized capital

The Company is authorized to issue preferred stock and five classes of common stock consisting of Class D shares, Class I shares, Class S shares, Class T shares, and Class E shares. The differences among the common share classes relate to upfront selling commissions and ongoing stockholder servicing fees. See Note 2 for additional detail of each share class.

As of September 30, 2023, in accordance with the Company's charter, the Company had authority to issue 3.1 billion shares, consisting of the following (shares in thousands):

Classification	Number of Shares	Par Value
Class D Shares	600,000	$0.01
Class I Shares	600,000	0.01
Class S Shares	600,000	0.01
Class T Shares	600,000	0.01
Class E Shares	600,000	0.01
Preferred Stock	100,000	0.01
Total	3,100,000

Common Stock

The following tables detail the movement in the Company’s outstanding shares of common stock (in thousands). There were no outstanding Class T shares as of September 30, 2023:

	Three Months Ended September 30, 2023
	Class D	Class I	Class S	Class T	Class E	Total
Beginning balance, June 30, 2023:	214	3,014	—	—	4,401	7,629
Common stock issued	110	1,329	54	—	1,238	2,731
Common stock repurchased	—	(9)	—	—	—	(9)
Ending balance, September 30, 2023	324	4,334	54	—	5,640	10,351

	Nine Months Ended September 30, 2023
	Class D	Class I	Class S	Class T	Class E	Total
Beginning balance, December 31, 2022:	—	57	—	—	2,361	2,418
Common stock issued	324	4,286	54	—	3,278	7,942
Common stock repurchased	—	(9)	—	—	—	(9)
Ending balance, September 30, 2023	324	4,334	54	—	5,640	10,351

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

For the three and nine months ended September 30, 2023, the Company repurchased shares of its common stock for $0.1 million. The Company had no unfilled repurchase requests during the three months ended September 30, 2023.

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

Distribution reinvestment plan

The Company has adopted a distribution reinvestment plan whereby holders of shares of common stock will have the cash distributions attributable to the shares they own reinvested in additional shares; provided, however, that clients of certain participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan and stockholders that are residents of certain states that do not permit automatic enrollment in the distribution reinvestment plan will automatically receive their distributions in cash unless they elect to participate in the distribution reinvestment plan.

The purchase price for shares of the Company's common stock purchased pursuant to the distribution reinvestment plan will be equal to the transaction price for the applicable class of shares at the time the distribution is payable (which will generally be equal to the Company’s prior month’s NAV per share). Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares of common stock pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to Class D shares, Class S shares and Class T shares are calculated based on our NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan. Shares acquired under the distribution reinvestment plan will entitle the participant to the same rights and be treated in the same manner as shares purchased in the Offering.

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

The following tables detail the aggregate distributions declared for each applicable class of common stock:

	Three Months Ended September 30, 2023
	Class D	Class I	Class S	Class T	Class E
Aggregate gross distributions declared per share of common stock	$0.1088	$0.1088	$0.0734	$—	$0.1088
Stockholder servicing fee per share of common stock(1)	—	—	(0.0155)	—	—
Net distributions declared per share of common stock	$0.1088	$0.1088	$0.0579	$—	$0.1088

	Nine Months Ended September 30, 2023
	Class D	Class I	Class S	Class T	Class E
Aggregate gross distributions declared per share of common stock	$0.3155	$0.3155	$0.0734	$—	$0.3155
Stockholder servicing fee per share of common stock(1)	—	—	(0.0155)	—	—
Net distributions declared per share of common stock	$0.3155	$0.3155	$0.0579	$—	$0.3155

(1) Stockholder servicing fees only apply to Class D, Class S and Class T shares. For purposes of NAV, the Company recognizes the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, the Company accrues the full cost of the stockholder servicing fee as an offering cost at the time Class D, Class S and Class T shares are sold. As of September 30, 2023, the Company had incurred stockholder servicing fees of $0.04 million.

13. Mandatorily Redeemable Instruments

During the year ended December 31, 2022, the Company sold 4,548,588 Class E Operating Partnership units to the Adviser for an aggregate purchase price of $45.6 million. For both the three and nine months ended September 30, 2023, the Company sold 3,967,183 Class E Operating Partnership units and 369,693 Class E shares to the Adviser for an aggregate purchase price of $43.1 million and $4.0 million, respectively (see Note 2).

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

The Class E units and Class E shares held by JPMIM are mandatorily redeemable, and only subject to delays to the continuous obligation to ultimately redeem the instruments once sufficient availability exists under share repurchase agreements. Therefore, the Mandatorily Redeemable Instruments held by JPMIM are classified as a liability pursuant to Topic 480 — Distinguishing Liabilities from Equity and are presented as mandatorily redeemable instruments at the initial funding amount received, which is equivalent to fair value at the issuance dates. Subsequently, the Mandatorily Redeemable Instruments are carried at their cash redemption value as if the unit were repurchased or redeemable at the reporting date, which equals NAV per unit. The change in carrying value (changes in NAV per unit) is classified as mandatorily redeemable instruments interest costs along with any cash distributions declared in the Consolidated Statements of Operations. During the three and nine months ended September 30, 2023, the Company recorded $1.4 million and $6.0 million of mandatorily redeemable instruments interest costs in the Consolidated Statements of Operations, which consisted of a redemption value adjustment loss of $0.4 million and $4.0 million and $1.0 million and $1.9 million of distribution expenses, respectively.

The following table details the Mandatorily Redeemable Instruments activity for the nine months ended September 30, 2023 ($ in thousands):

Nine Months Ended September 30, 2023
Balance at the beginning of the year	$45,784
Issuance of mandatorily redeemable interests	47,157
Distributions declared	(1,907)
Reclassification to distributions payable/paid	1,907
Redemption value adjustment	4,138
Ending balance	$97,079

The following table details the future payments due under the Company’s Mandatorily Redeemable Instruments as of September 30, 2023 ($ in thousands):

Year	Total
2023 (remainder)	$—
2024	—
2025	97,079
2026	—
2027	—
Thereafter	—
Total future commitments	$97,079

Redemption features

JPMIM has agreed to hold all of the Class E shares and Class E units it purchases pursuant to its capital commitment as part of the Initial Capitalization until the earlier of (i) the first date that the Company's NAV reaches $1.5 billion and (ii) July 22, 2025, three years from the commencement of this offering. Following such date, each month the Company will repurchase, without further action by JPMIM, a number of Class E shares or Class E units from JPMIM in an amount equal to the amount available under the share repurchase plan’s 2% monthly and 5% quarterly caps after satisfying repurchase requests from investors, until such time as the JPM Initial Capitalization has been fully repurchased; provided, that the number of shares subject to each mandatory repurchase may be reduced where other holders of Class E shares that were issued pursuant to the Initial Capitalization and are not subject to repurchase under the share repurchase plan request repurchase of their shares, in which case the Class E shares and Class E units held by JPMIM and such other investors will be repurchased on a pro rata basis based on their respective percentage ownership immediately prior to such repurchase (not to exceed an aggregate number of shares equal to the amount available under the share repurchase plan’s 2% monthly and 5% quarterly caps). Notwithstanding the foregoing, the Company will not effect any mandatory repurchases during any month in which the full amount of all shares requested to be repurchased by stockholders other than JPMIM under the Company's share repurchase plan is not repurchased or when the Company's share repurchase plan has been suspended.

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Internal Revenue Code. The Mandatorily Redeemable Instruments receive the same gross distribution per share as the Class E common stock. For the three and nine months ended September 30, 2023, the Company declared distributions of $0.1088 and $0.3155 for each Class E unit which totaled $1.0 million and $1.9 million, respectively. When a distribution is declared, the Company records a distribution expense as a component of mandatorily redeemable instruments interest cost in the Consolidated Statements of Operations. A distribution payable is also recorded within accounts payable, accrued expenses and other liabilities on the Company's Consolidated Balance Sheets until the distribution is paid. The distribution payable for Mandatorily Redeemable Instruments was $0.3 million and $0.2 million as of September 30, 2023 and December 31, 2022, respectively.

14. Earnings Per Share

The Company's net loss and weighted average number of shares outstanding for the three and nine months ended September 30, 2023 and 2022 consists of the following ($ and shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss attributable to JPMREIT stockholders	$(2,188)	$(1,660)	$(11,188)	$(1,662)
Weighted-average shares of common stock outstanding, basic and diluted	9,488	928	6,860	351

The calculation of basic and diluted net loss per share amounts for the three and nine months ended September 30, 2023 and 2022 consists of the following ($ and shares in thousands except per share numbers):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Basic and Diluted Net Loss per Share Attributable to JPMREIT Stockholders
Numerator:
Net loss attributable to JPMREIT stockholders	$(2,188)	$(1,660)	$(11,188)	$(1,662)
Denominator:
Weighted-average shares of common stock outstanding	9,488	928	6,860	351
Basic and diluted net loss per share of common stock	$(0.23)	$(1.79)	$(1.63)	$(4.74)

For the three and nine months ended September 30, 2023, unvested Class E common shares awarded to the Company's independent directors are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive. There were no other potentially dilutive, unvested common shares for the three and nine months ended September 30, 2023.

15. Segment Reporting

The Company operates in three reportable segments: multifamily, industrial, and investments in real estate debt, real estate-related and other securities. The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment.

The following table details the total assets by segment ($ in thousands):

Segment	September 30, 2023	December 31, 2022
Multifamily	$178,675	$185,792
Industrial	96,765	22,222
Investment in real estate debt, real estate-related and other securities	19,331	18,779
Other (corporate)	22,337	7,519
Total assets	$317,108	$234,312

The following table details the financial results by segment for the three months ended September 30, 2023 ($ in thousands):

	Three Months Ended September 30, 2023
	Multifamily	Industrial	Investments in real estate debt, real estate-related and other securities	Total
Revenues
Rental revenue	$3,613	$1,161	$—	$4,774
Total revenues	3,613	1,161	—	4,774
Expenses
Rental property operating	1,334	134	—	1,468
Total expenses	1,334	134	—	1,468
Income from investment in real estate debt	—	—	447	447
Loss from investments in real estate-related and other securities	—	—	(318)	(318)
Segment net operating income	$2,279	$1,027	$129	$3,435
Depreciation and amortization	$(1,081)	$(589)	$—	$(1,674)
General and administrative				(989)
Mandatorily redeemable instruments interest costs				(1,376)
Interest expense				(1,708)
Other income (expense), net				114
Net loss				$(2,198)
Net loss attributable to non-controlling interests in consolidated joint ventures				(10)
Net loss attributable to JPMREIT stockholders				$(2,188)

The following table details the financial results by segment for the nine months ended September 30, 2023 ($ in thousands):

	Nine Months Ended September 30, 2023
	Multifamily	Industrial	Investments in real estate debt, real estate-related and other securities	Total
Revenues
Rental revenue	$10,926	$1,708	$—	$12,634
Total revenues	10,926	1,708	—	12,634
Expenses
Rental property operating	3,690	136	—	3,826
Total expenses	3,690	136	—	3,826
Income from investment in real estate debt	—	—	1,287	1,287
Loss from investments in real estate-related securities	—	—	(366)	(366)
Segment net operating income	$7,236	$1,572	$921	$9,729
Depreciation and amortization	$(5,281)	$(750)	$—	$(6,044)
General and administrative				(3,274)
Mandatorily redeemable instruments interest costs				(6,045)
Interest expense				(5,632)
Other income (expense), net				(11)
Net loss				$(11,277)
Net loss attributable to non-controlling interests in consolidated joint ventures				(89)
Net loss attributable to JPMREIT stockholders				$(11,188)

There was only one reportable segment for the three and nine months ended September 30, 2022, and therefore no comparable table is presented.
16. Derivatives

The Company uses derivative financial instruments to minimize the risks and/or costs associated with the Company's investments and financing transactions. The Company has not designated any of its derivative financial instruments as hedges as defined under GAAP. Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks.

The use of derivative financial instruments involves certain risks, including the risk that the counterparties to these contractual arrangements do not perform as agreed. To mitigate this risk, the Company enters into derivative financial instruments with counterparties it believes to have appropriate credit ratings and that are major financial institutions with which the Company and its affiliates may also have other financial relationships.

Treasury note futures contracts

Certain of the Company's transactions expose the Company to interest rate risk on loans secured by the Company's real estate. The Company uses derivative financial instruments, which includes treasury note futures contracts, to limit the Company's exposure to interest rate fluctuations.

The following table details the Company's outstanding treasury note futures contracts that were non-designated hedges of interest rate risk (notional amount in thousands):

	September 30, 2023
Treasury note futures contracts	Number of Contracts	Notional Amount	Commencement Date	Maturity Date
5-year treasury note futures	257	$27,286	September 11, 2023	December 29, 2023

The following table details the fair value of the Company's derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1)
	September 30, 2023	December 31, 2022
5-year treasury note futures	$40	$—

(1) Included in other assets, net on the Company's Consolidated Balance Sheets.

For both the three and nine months ended September 30, 2023, the Company recorded an unrealized loss related to changes in the fair value of its derivative financial instrument of $0.2 million. Changes in fair value of the Company's derivative financial instrument is recorded within other income (expenses), net on the Consolidated Statements of Operations.

Treasury note futures are centrally cleared by the Chicago Mercantile Exchange ("CME") through a futures commission merchant. Treasury note futures that are governed by an International Swaps and Derivatives Association ("ISDA") agreement provide for bilateral collateral pledging based on the counterparties' market value. The counterparties have the right to repledge the collateral posted but have the obligation to return the pledged collateral, or substantially the same collateral, if agreed to by us, as the market value of the treasury note futures change.

The Company is required to post initial margin and daily variation margin for its treasury note futures that are centrally cleared by the CME. The CME determines the fair value of the Company's centrally cleared futures, including daily variation margin. Variation margin settled on the Company's centrally cleared treasury note futures is netted against the unrealized results of these futures.

17. Commitments and Contingencies

Litigation

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2023, the Company was not involved in any material legal proceedings.

18. Economic Dependency

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

19. Subsequent Events

The Company evaluated subsequent events through the issuance date of the financial statements, and determined that except as otherwise disclosed herein there were no additional material subsequent events requiring disclosure.

Distributions

The Company declared distributions on all outstanding shares of common stock and Operating Partnership units as of the close of business on the record date of October 31, 2023. The Company paid or reinvested these distributions amounting to $0.7 million on November 3, 2023.

Capital raising and financing

As part of the Offering, subsequent to September 30, 2023 through November 9, 2023, the Company sold 102,925 Class D, 680,157 Class I and 300 Class S shares of common stock for net proceeds of $1.1 million, $7.2 million and $0.003 million respectively, which is inclusive of distributions reinvested in accordance with the Company's distribution reinvestment plan.

As part of a private offering, subsequent to September 30, 2023 through November 9, 2023, the Company issued 130,035 and 931,253 shares of Class I and Class E common stock for net proceeds of $1.4 million and $10.2 million, respectively, which is inclusive of distributions reinvested in accordance with the Company's distribution reinvestment plan. Additionally, the Company sold 500,533 Class E units for net proceeds of $5.5 million.

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

Q3 2023 Highlights

Capital raising and distributions

•
Raised net proceeds of $76.2 million (inclusive of proceeds raised from the sale of Class E shares and Class E units to the Adviser) from the sale of shares of our common stock during the three months ended September 30, 2023.
•
Declared distributions totaling $2.0 million for the three months ended September 30, 2023, including $1.0 million related to Class E units.

Investing

•
Acquired a pre-leased truck transload facility located within the Savannah, Georgia metropolitan area for $75.2 million, inclusive of closing costs.
•
Invested $11.3 million, net of redemptions, in a money market fund managed by an affiliate of the Adviser during the three months ended September 30, 2023.

Portfolio

The following chart outlines the percentage of our assets across investments in real estate, investment in real estate debt and investments in real estate-related and other securities based on fair value by category as of September 30, 2023:

Asset Allocation[1]

1%
5%
94%
Real estate
Real estate debt
Real estate-related and other securities

(1) Real estate includes our direct property investments; real estate debt is our Mezzanine Loan; and real estate-related and other securities consists of our CMBS and U.S. Treasury investments.

The following charts further describe the composition of our investments in real estate based on estimated fair value as of September 30, 2023:

Investments in real estate

As of September 30, 2023, we owned five real estate properties which are summarized in the following table ($ in thousands):

Property type	Number of Properties	Sq. Ft. (in thousands)/Number of Units	Occupancy Rate(1)	Gross Asset Value(2)	Revenue(3)	Percent of Revenue
Multifamily	3	688 units	94%	$195,650	$14,568	86.5%
Industrial	2	560sq. ft.	100%	94,535	2,277	13.5%
Total	5			$290,185	$16,845	100.0%

(1) Occupancy for our multifamily properties is measured monthly by dividing property market rent for occupied units by the gross market rent potential of all units. Gross market rent potential is the average monthly market rent of all units at the property. Occupancy is weighted by the total real estate asset fair value of all investments in real estate.

(2) Based on fair value as of September 30, 2023.

(3) Revenue is calculated as annualized revenue inclusive of tenant recoveries, straight-line rent, above-market lease amortization and below-market lease amortization.

The following table provides information regarding our real estate properties as of September 30, 2023:

Property Type and Investment	Number of Properties	Location(3)	Acquisition Date	Ownership Interest(1)	Sq. Feet (in thousands)/Number of Units	Occupancy(2)
Multifamily:
Caroline West Gray	1	Houston, TX	November 2022	95%	275	97%
Caroline Post Oak	1	Houston, TX	November 2022	95%	238	90%
Coda on Centre	1	Pittsburgh, PA	December 2022	100%	175	98%
Total multifamily	3				688
Industrial:
6200 Bristol	1	Philadelphia, PA	October 2022	100%	424	100%
Savannah Truck Terminal	1	Savannah, GA	July 2023	100%	136	100%
Total industrial	2				560

(1) Certain of the joint venture agreements entered into by us provide the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any profits interest due to the other partner will be reported within non-controlling interests in consolidated joint ventures on our Consolidated Balance Sheets.

(2) Occupancy for our multifamily properties is measured monthly by dividing property market rent for occupied units by the gross market rent potential of all units. Gross market rent potential is the average monthly market rent of all units at the property. Occupancy is weighted by the total real estate asset value of all investments in real estate.

(3) Refers to the metropolitan statistical area.

Lease expirations

The following table details the expiring leases at our industrial properties by annualized base rent as of September 30, 2023 ($ in thousands). The table below excludes our multifamily properties as substantially all leases at such properties expire within 12 months:

	Industrial
Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Based Rent Expiring
2023	—	$—	0%
2024	—	—	0%
2025	—	—	0%
2026	—	—	0%
2027	—	—	0%
2028	—	—	0%
2029	—	—	0%
2030	1	3,972	80%
2031	—	—	0%
2032	—	—	0%
Thereafter	1	1,008	20%
Total	2	$4,980	100%

(1) Annualized base rent is determined from the annualized straight-line rent due to expire in the year of lease expiration and excludes tenant recoveries, above-market lease amortization and below-market lease amortization.

Investment in real estate debt

The following table summarizes our investment in real estate debt as of September 30, 2023 and December 31, 2022 ($ in thousands):

					September 30, 2023		December 31, 2022
Real Estate Debt	Number of Positions	Credit Rating	Coupon	Maturity Date	Cost Basis	Fair Value	Cost Basis	Fair Value
Mezzanine loan	1	Not Rated	SOFR + 5.22%	September 7, 2024	$16,825	$16,825	$16,825	$16,825

Investments in real estate-related and other securities

The following table summarizes our investments in real estate-related and other securities as of September 30, 2023 and December 31, 2022 ($ in thousands):

			September 30, 2023			December 31, 2022
Real Estate-Related and Other Securities	Coupon	Maturity Date	Face Amount	Cost Basis	Fair Value	Face Amount	Cost Basis	Fair Value
CMBS	SOFR + 0.75%	April 30, 2024	$1,812	$1,671	$1,753	$2,000	$1,840	$1,842
U.S. Treasury(1)	N/A	March 14, 2024	420	410	410	—	—	—
Total real estate-related and other securities			$2,232	$2,081	$2,163	$2,000	$1,840	$1,842

(1)Includes $0.4 million of securities pledged as collateral related to the treasury note futures contracts.

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
Rental revenue	$4,774	$—	$12,634	$—
Total revenues	4,774	—	12,634	—
Expenses
Rental property operating	1,468	—	3,826	—
General and administrative	989	1,527	3,274	1,528
Depreciation and amortization	1,674	4	6,044	4
Total expenses	4,131	1,531	13,144	1,532
Other income (expense), net
Income from investment in real estate debt	447	105	1,287	105
Loss from investments in real estate-related and other securities	(318)	—	(366)	—
Mandatorily redeemable instruments interest costs	(1,376)	(27)	(6,045)	(27)
Interest expense	(1,708)	(55)	(5,632)	(55)
Other income (expenses), net	114	(152)	(11)	(153)
Total other income (expense), net	(2,841)	(129)	(10,767)	(130)
Net loss	$(2,198)	$(1,660)	$(11,277)	$(1,662)
Net loss attributable to non-controlling interests in consolidated joint ventures	(10)	—	(89)	—
Net loss attributable to JPMREIT stockholders	$(2,188)	$(1,660)	$(11,188)	$(1,662)
Net loss per share of common stock - basic and diluted	$(0.23)	$(1.79)	$(1.63)	$(4.74)
Weighted-average shares of common stock outstanding - basic and diluted	9,488	928	6,860	351

Rental revenue

Due to acquisitions of real estate we have made since September 30, 2022, our rental revenue for the three and nine months ended September 30, 2023 and September 30, 2022 are not comparable. Rental revenue primarily consists of base rent arising from tenant leases at our multifamily and industrial properties. Rental revenue, aside from short term leases generally less than one year in term, is recognized on a straight-line basis over the life of the lease, including any fixed and measurable rent escalations and abatements.

Rental property operating expenses

Rental property operating expenses consist of the costs of ownership and operation of the real estate investments. Examples of rental property operating expenses include insurance, utilities, real estate taxes and repair and maintenance expenses. Rental property operating expenses also include general and administrative expenses unrelated to the operations of the properties. Due to acquisitions of real estate we have made since September 30, 2022, our rental property operating expenses for the three and nine months ended September 30, 2023 and September 30, 2022 are not comparable.

General and administrative expenses

During the three and nine months ended September 30, 2023, general and administrative expenses decreased by $0.5 million and increased by $1.7 million, respectively, in comparison to the corresponding periods in 2022. The decrease in general and administrative expenses for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily driven by our Registration Statement on Form S-11 being declared effective during the three months ended September 30, 2022, at which time all general and administrative expenses incurred on our behalf by the Advisor were recorded as a liability on our Consolidated Balance Sheets. For the nine months ended September 30, 2023, the increase in general and administrative expenses was driven by an increase of $1.2 million related to general corporate costs, such as professional fees, legal fees and insurance premiums, an increase in accrued asset management fees of $0.2 million, an increase in director compensation expense of $0.2 million and an increase in amortization of restricted stock awards of $0.1 million.

Depreciation and amortization expenses

Depreciation and amortization expenses are impacted by the fair values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. For the nine months ended September 30, 2022, we owned no investments in real estate. During the three and nine months ended September 30, 2023, depreciation and amortization expenses increased by $1.7 million and $6.0 million, respectively. For the three and nine months ended September 30, 2023, the increase in depreciation and amortization expenses were driven by depreciation of $1.5 million and $3.6 million as well as amortization of in-place lease intangibles of $0.2 million and $2.4 million, respectively. Due to acquisitions of real estate we have made since September 30, 2022, our depreciation and amortization expenses for the three and nine months ended September 30, 2023 are not comparable.

Income from investment in real estate debt

During the three and nine months ended September 30, 2023, income from investment in real estate debt increased by $0.3 million and $1.2 million, respectively, in comparison to the corresponding periods in 2022. For the three and nine months ended September 30, 2023, the increase in income from investment in real estate debt was primarily due to our acquisition of our investment in real estate debt on September 2, 2022, as well as an increase in interest rates.

Loss from investments in real estate-related and other securities

During the three and nine months ended September 30, 2023, loss from investments in real estate-related and other securities increased by $0.3 million, and $0.4 million, respectively, in comparison to the corresponding periods in 2022. The loss from our investments in real estate-related and other securities primarily consisted of interest income of $0.1 million and $0.2 million, unrealized gains of $0.3 million and $0.1 million, and realized losses of $0.7 million and $0.7 million, respectively. For the three and nine months ended September 30, 2022, we owned no investments in real estate-related and other securities.

Mandatorily redeemable instruments interest costs

During the three and nine months ended September 30, 2023, costs related to our Mandatorily Redeemable Instruments increased by $1.3 million and $6.0 million, respectively, in comparison to the corresponding periods in 2022 due to an increase in allocation of appreciation of $0.3 million and $4.1 million relating to the loss on the redemption value adjustment of the Mandatorily Redeemable Instruments and an increase in distribution expense of $1.0 million and $1.9 million.

Interest expense

During the three and nine months ended September 30, 2023, interest expense increased by $1.7 million and $5.6 million, respectively, in comparison to the corresponding periods in 2022. Interest expense primarily consists of interest expense incurred on our mortgage notes and Credit Facility. For the three and nine months ended September 30, 2023, interest expense incurred on our mortgage notes and Credit Facility increased by $1.5 million and $5.0 million, respectively. For the three and nine months ended September 30, 2023, the increase in interest expense was primarily due to our entering into the Credit Facility during the three months ended September 30, 2022 and entering into the mortgage notes in conjunction with our acquisitions of real estate investments during the three months ended December 31, 2022.

Other income (expense), net

Other income (expense), net went from an expense of $0.2 million for the three months ended September 30, 2022 to income of $0.1 million for the three months ended September 30, 2023 primarily due to an increase in interest and dividend income of $0.3 million and a decrease in other expenses, offset by an unrealized loss on treasury note futures contracts of $0.2 million. For the nine months ended September 30, 2023, other income (expense), net decreased by $0.1 million in comparison to the corresponding periods in 2022 primarily due to an increase in interest and dividend income of $0.3 million, offset by an unrealized loss on treasury note futures contracts of $0.2 million.

Net loss attributable to non-controlling interests in consolidated joint ventures

During the three and nine months ended September 30, 2023, net loss attributable to non-controlling interests in consolidated joint ventures was less than $0.1 million and $0.1 million, respectively, due to the 5% non-controlling interest in the Caroline West Gray and Caroline Post Oak properties held by our joint venture partner.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating fees and expenses and to pay interest on any outstanding indebtedness we may incur. We anticipate our offering and operating fees and expenses will include, among other things, the management fee we will pay to the Adviser, the performance participation allocation that the Operating Partnership will pay to the Special Limited Partner, stockholder servicing fees we will pay to the Dealer Manager, legal, audit, tax and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees.

The Adviser will advance our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through July 22, 2024, the second anniversary of the commencement of the Offering. We will reimburse the Adviser for such advanced expenses ratably over the 60 months following July 22, 2024, the second anniversary of the commencement of the Offering. We accrued approximately $6.3 million and $5.5 million of organization and offering expenses payable to the Adviser which are included in due to affiliate on our Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, respectively. In addition, the Adviser will advance on our behalf certain of our operating expenses through the earlier of (i) the first date that our NAV reaches $500 million and (ii) December 31, 2024 at which point we will reimburse the Adviser for all such advanced expenses ratably over the 60 months following such date. The Adviser advanced, and we accrued, approximately $7.3 million and $4.4 million of operating expenses which are included in due to affiliate on our Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, respectively.

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

Pursuant to a private offering, JPMIM agreed to purchase $25.0 million in Class E shares or Class E units, or a combination thereof, and up to an additional $75.0 million in Class E shares or Class E units. JPMIM's commitment to purchase such Class E shares or Class E units from us expired in August 2023. As of September 30, 2023, we received $162.1 million in commitments to purchase shares of our common stock and Class E units, including the shares and units to be purchased by JPMIM, and have sold $53.2 million in Class E shares and $88.7 million in Class E units from such commitments. We are not required to call all of the capital commitments made by investors pursuant to the Initial Capitalization prior to their expiration. In addition, we sold $2.6 million Class E shares to employees of the Adviser.

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

On August 31, 2022, we entered into a Credit Facility with U.S. Bank. The Credit Facility may be used to fund acquisitions, to repurchase shares pursuant to our share repurchase plan or for any other corporate purpose. Funds available under the Credit Facility may be reduced at any given time if we use borrowings under the Credit Facility to fund share repurchases, distributions, investments, or for other corporate purposes. We amended the Credit Facility on August 25, 2023 to (i) extend the maturity date to August 29, 2024, (ii) decrease the aggregate commitments from up to $65 million to up to $8 million and (iii) increase the applicable margin to 2.45%.

The following table is a summary of our mortgage note indebtedness as of September 30, 2023 and December 31, 2022 ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	September 30, 2023	December 31, 2022
Caroline West Gray	5.44%	12/1/2029	$45,911	$45,911
Caroline Post Oak	5.44%	12/1/2029	40,528	40,528
Coda on Centre	4.28%	5/30/2029	29,032	29,399
Total fixed-rate loans			115,471	115,838
Deferred financing costs, net			(1,075)	(1,202)
Mortgage discount, net			(772)	(876)
Total mortgage notes			$113,624	$113,760

The following table is a summary of our indebtedness under our Credit Facility as of September 30, 2023 and December 31, 2022 ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	September 30, 2023	December 31, 2022
Credit Facility(1)	SOFR + 2.45%	8/29/2024	$8,000	$—	$40,200

(1) The Credit Facility has a one-year extension of the maturity date at our request. See Note 8 — "Mortgage Notes and Credit Facility" to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Net cash provided by operating activities	$922	$75
Net cash used in investing activities	(70,600)	(26,261)
Net cash provided by financing activities	87,688	28,720
Net change in cash and cash equivalents	$18,010	$2,534

Cash flows provided by operating activities increased by $0.8 million for the nine months ended September 30, 2023 compared to the corresponding period in 2022. The increase was due to the growth of our portfolio.

Cash flows used in investing activities increased by $44.3 million for the nine months ended September 30, 2023 compared to the corresponding period in 2022 due primarily to an increase in acquisitions of real estate of $67.3 million, a decrease in purchases of investments in real estate debt of $16.8 million and a net decrease in deposits on real estate of $4.6 million.

Cash flows provided by financing activities increased by $59.0 million for the nine months ended September 30, 2023 compared to the corresponding periods in 2022 due primarily to an increase in proceeds from issuance of common stock of $73.8 million, an increase in proceeds from issuance of Mandatorily Redeemable Instruments of $31.4 million, net repayments on our Credit Facility of $36.2 million, and an increase in distributions of common stock of $1.6 million.

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

The following table details the aggregate distributions declared for each applicable class of common stock for the three months ended September 30, 2023:

	Three Months Ended September 30, 2023
	Class D	Class I	Class S	Class T	Class E
Aggregate gross distributions declared per share of common stock	$0.1088	$0.1088	$0.0734	$—	$0.1088
Stockholder servicing fee per share of common stock(1)	—	—	(0.0155)	—	—
Net distributions declared per share of common stock	$0.1088	$0.1088	$0.0579	$—	$0.1088

The following table details the aggregate distributions declared for each applicable class of common stock for the nine months ended September 30, 2023:

	Nine Months Ended September 30, 2023
	Class D	Class I	Class S	Class T	Class E
Aggregate gross distributions declared per share of common stock	$0.3155	$0.3155	$0.0734	$—	$0.3155
Stockholder servicing fee per share of common stock(1)	—	—	(0.0155)	—	—
Net distributions declared per share of common stock	$0.3155	$0.3155	$0.0579	$—	$0.3155

(1) Stockholder servicing fees only apply to Class D, Class S and Class T shares. The stockholder servicing fee is a reduction of the gross declared distribution. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class D, Class S and Class T shares. As of September 30, 2023, we had accrued under GAAP $0.04 million of stockholder servicing fees.

The following table summarizes our distributions declared and paid on our shares of common stock during the three months ended September 30, 2023 ($ in thousands):

	Three Months Ended September 30, 2023
	Amount	Percentage
Distributions
Paid in cash	$744	81%
Reinvested in shares	176	19%
Total distributions	$920	100%
Source of Distributions
Cash flows from operating activities	$920	100%
Offering proceeds(1)	—	0%
Total sources of distributions	$920	100%
Cash flows from operating activities(2)	$1,288

The following table summarizes our distributions declared and paid on our shares of common stock declared and paid during the nine months ended September 30, 2023 ($ in thousands):

	Nine Months Ended September 30, 2023
	Amount	Percentage
Distributions
Paid in cash	$1,551	82%
Reinvested in shares	340	18%
Total distributions	$1,891	100%
Source of Distributions
Cash flows from operating activities	$922	49%
Offering proceeds(1)	969	51%
Total sources of distributions	$1,891	100%
Cash flows from operating activities(2)	$922

(1) Includes proceeds from the sale of Class E units, Class E shares, Class D shares, Class I shares and Class S shares.

(2) During the three months ended September 30, 2023, we received cash flows from operating activities in the amount of $1.3 million. However, during the nine months ended September 30, 2023 cash flows from operating activities was $0.9 million. Accordingly, proceeds from our offerings and cash flows from operating activities were used to pay distributions for the nine months ended September 30, 2023. The cash flows from operating activities were impacted by a settlement of approximately $2.1 million of real estate tax liabilities that were assumed as part of our acquisition of Caroline West Gray and Caroline Post Oak multifamily investments during the three months ended December 31, 2022. In conjunction with the acquisition of Caroline West Gray and Caroline Post Oak, and as a result of agreeing to assume the real estate tax liabilities of the seller of approximately $2.1 million, we reduced the cash consideration to the seller by approximately $2.1 million. During the first quarter of 2023, the tax payment was made directly to the taxing authority and not the seller. The payment is included within operating activities on the statement of cash flows during the nine months ended September 30, 2023.

In addition to the distributions declared and paid on our common stock, we declared and paid $1.0 million and $1.9 million for Mandatorily Redeemable Instruments during the three and nine months ended September 30, 2023. Such amounts are recorded in mandatorily redeemable instruments interest costs on the Consolidated Statements of Operations and accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets, respectively.

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

At the beginning of each calendar year, the Adviser develops a valuation plan with the objective of having each of our operating properties appraised each quarter, except for newly acquired properties as described below. Each operating property is appraised by an independent third-party appraisal firm other than the independent valuation adviser at least annually, and the independent valuation adviser performs the appraisal for each property that is not subject to such an independent third-party appraisal during any given fiscal quarter for each of the other three fiscal quarters. Our independent valuation advisor and the other independent third-party appraisal firms will take into account customary and accepted financial and commercial procedures and considerations as they deem relevant, which may include, without limitation, the review of documents, materials and information relevant to valuing the property that are provided by the Adviser, such as (i) historical or forecasted operating revenues and expenses of the property; (ii) lease agreements on the property; (iii) the revenues and expenses of the property; (iv) information regarding recent or planned estimated capital expenditures; and (v) any other information relevant to valuing the real estate property. Appraisals are performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practices, the real estate appraisal industry standards created by The Appraisal Foundation, or the similar industry standard for the country where the property appraisal is conducted. Each appraisal must be reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute) or similar designation or, for international appraisals, a public or other certified expert for real estate valuations. Upon conclusion of the appraisal, the independent valuation advisor or the independent third-party appraisal firm prepares a written report with an estimated gross fair value of the property. Any appraisal provided by a firm other than our independent valuation advisor is performed in accordance with our valuation guidelines and is not considered in the Adviser’s valuation of the applicable property until our independent valuation advisor has confirmed the reasonableness of such appraisal.

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

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. We believe our NAV is a meaningful supplemental non-GAAP operating metric. The following table provides a breakdown of the major components of our NAV as of September 30, 2023 ($ and shares in thousands):

Components of NAV	September 30, 2023
Investments in real estate	$290,185
Investment in real estate debt	16,825
Investments in real estate-related and other securities	2,163
Cash and cash equivalents	23,601
Restricted cash	197
Other assets	457
Debt obligations	(112,995)
Other liabilities	(4,014)
Accrued performance participation allocation	(212)
Stockholder servicing fees payable the following month(1)	—
Non-controlling interests in joint ventures	(7,898)
JPMIM mandatorily redeemable instruments(2)	(97,079)
Net asset value	$111,230
Number of outstanding shares	10,351

(1) Stockholder servicing fees only apply to Class D, Class S and Class T shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class D, Class S and Class T shares. As of September 30, 2023, we had accrued under GAAP $0.04 million of stockholder servicing fees.

(2) Represents Class E Shares and Class E units in the Operating Partnership held by the Adviser that are mandatorily redeemable and only subject to delays to the continuous obligation to ultimately redeem the Class E shares and units once sufficient availability exists under the share repurchase agreements. Therefore, the Class E shares and Class E units held by JPMIM are classified as a liability pursuant to ASC 480 Distinguishing Liabilities From Equity and are presented as mandatorily redeemable instruments at the initial funding amount received, which is equivalent to fair value at the issuance dates. Subsequently, the Mandatorily Redeemable Instruments are carried at their cash redemption value as if the units were repurchased or redeemable at the reporting date, which equals NAV per Class E share and Class E unit of $10.93.

The following table provides a breakdown of our total NAV and NAV per share by share class as of September 30, 2023 ($ and shares in thousands except per share data):

NAV Per Share	Class D Shares	Class I Shares	Class S Shares	Class T Shares	Class E Shares	Total
Net asset value attributable to common stockholders	$3,392	$45,634	$587	$—	$61,617	$111,230
Number of outstanding shares	324	4,334	54	—	5,640	10,351
NAV Per Share	$10.48	$10.53	$10.90	$—	$10.93

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the September 30, 2023 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	6.56%	5.13%
Industrial	7.25%	5.55%

These assumptions are determined by our independent valuation advisor and reviewed by the Adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values
Discount Rate	0.25% decrease	1.90%	2.05%
(Weighted average)	0.25% increase	(2.01)%	(1.89)%
Exit Capitalization Rate	0.25% decrease	3.07%	3.22%
(Weighted average)	0.25% increase	(2.75)%	(2.97)%

The following table reconciles stockholders’ equity per our Consolidated Balance Sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	September 30, 2023
Stockholders’ equity under GAAP	$84,641
Adjustments:
Organization, offering costs and operating expenses(1)	10,048
Accrued stockholder servicing fees(2)	37
Unrealized real estate appreciation(3)	9,131
Accumulated depreciation and amortization(4)	7,582
Straight-line rent receivable(5)	(209)
NAV	$111,230

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

(2) Stockholder servicing fees only apply to Class D, Class S and Class T shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class D, Class S and Class T shares.

(3) Our investments in real estate are presented under historical cost in our GAAP consolidated financial statements. As such, any changes in the fair market value of our investments in real estate are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate are recorded at fair value.

(4) In accordance with GAAP, we depreciate our investments in real estate and amortize certain other assets and liabilities. Such depreciation and amortization is not recorded for purposes of determining our NAV.

(5) We record straight-line rent in accordance with GAAP. Any resulting straight-line rent receivable or liability is excluded for purposes of determining our NAV.

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

Mandatorily Redeemable Instruments

We report our Mandatorily Redeemable Instruments as a liability on our Consolidated Balance Sheets at JPMIM’s cash redemption value. JPMIM’s cash redemption value is determined based on our NAV per Class E share or Class E unit as of our balance sheet date. For purposes of determining our NAV, our investments in real estate are recorded at fair value based on independent third-party valuations prepared by licensed appraisers in accordance with standard industry practice or in the case of real estate-related and other securities using readily available actively quoted prices.

These fair value estimates of our investments in real estate are particularly important as they are used for the calculation of NAV, which determines the adjustment to the carrying value of our Mandatorily Redeemable Instruments. Significant differences in the fair value of our Mandatorily Redeemable Instruments may result from changes in market conditions that cause our NAV, and thus JPMIM’s redemption value, to increase or decrease during the period which is recorded as a component of mandatorily redeemable instruments interest costs on our Consolidated Statements of Operations.

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

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to September 30, 2023 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness(1)	$152,157	$1,628	$13,063	$13,051	$124,415
Credit Facility(2)	—	—	—	—	—
Organizational, offering and operating costs	13,642	—	3,361	5,457	4,824
Mandatorily redeemable instruments(3)	97,079	—	97,079	—	—
Total	$262,878	$1,628	$113,503	$18,508	$129,239

(1) The allocation of our indebtedness includes both principal and interest payments.

(2) The Credit Facility indebtedness includes both principal and interest payments based on the interest rate in effect at September 30, 2023.

(3) We will be required to repurchase Mandatorily Redeemable Instruments owned by JPMIM starting at the earliest of (i) the first date that our NAV reaches $1.5 billion or (ii) July 22, 2025, three years from the commencement of the Offering. See Note 13 — “Mandatorily Redeemable Instruments” to our consolidated financial statement in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense costs. We may seek to manage or mitigate our risk to the exposure of interest risk through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of September 30, 2023, the outstanding principal balance of our variable rate indebtedness was $0.0 million from our Credit Facility, which is indexed to the one-month forward-looking term rate based on SOFR as maintained by CME Group Benchmark Administration Ltd. (the "Reference Rate"). For the three and nine months ended September 30, 2023, a 10% increase the Reference Rate would have resulted in increased interest expense of $0.0 million and $0.05 million, respectively.

We have invested a portion of our portfolio in floating rate investments in real estate debt and real estate-related and other securities and intend to invest in both fixed and floating rate real estate debt investments and securities in the future. On floating-rate investments in real estate debt and real estate-related and other securities, our net income will increase or decrease depending on interest rate movements. For the three and nine months ended September 30, 2023, a 10% decrease in the Reference Rate would have resulted in decreased interest income from our floating rate investments in real estate debt of $0.02 million and $0.06 million, respectively, and a decrease in interest income from our floating rate investments in real estate-related and other securities of less than $0.01 million for both the three and nine months ended September 30, 2023. Additionally, interest rate movement can impact the valuation of real estate debt and real estate-related and other securities depending on various aspects of the instrument, including, but not limited to, the credit rating, duration and structure of the interest rate payments.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item1A,"Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Form 10-K") and Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 ("2023 Q2 Form 10-Q"), which could materially affect our business, financial condition, and/or future results. The risks described in our 2022 Form 10-K and 2023 Q2 Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. There have been no material changes to the risk factors disclosed in our 2022 Form 10-K and our 2023 Q2 Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered sales of equity securities

On September 1, 2023, we issued 196,388 and 203,283 of unregistered Class E and Class I shares at a price per share of $10.90 and $10.53 to accredited investors in a private placement for an aggregate purchase price of $2.1 million and $2.1 million, respectively.

On September 1, 2023, pursuant to our distribution reinvestment plan, we issued 1,488 and 648.466 Class E and Class I shares at a price per share of $10.90 and $10.53 to accredited investors for an aggregate purchase price of $0.02 million and $0.01 million, respectively.

The transactions described above were exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) and Regulation D thereof because they were not part of any public offering and did not involve any general solicitation or general advertising.

Share repurchase plan

We adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class T, Class S, Class D, Class E, and Class I shares is limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares are repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year are repurchased at 98% of the transaction price. In the event we determine to repurchase some but not all of the shares submitted for repurchase during any month, shares submitted for repurchase during such month will be repurchased on a pro rata basis based on the amount requested after we have repurchased all shares for which repurchase was requested due to death, disability or divorce and other limited exceptions. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds we may use for repurchase during any calendar month and quarter.

During the three months ended September 30, 2023, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Period	Total number of shares (or Units) repurchased	Repurchases as a percentage of NAV	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Repurchased Under the Publicly Announced Plans or Programs
July 2023	—	—	$—	—	—
August 2023	9,352	0.05%	10.53	9,352	—
September 2023	—	—	—	—	—

Use of proceeds

On July 22, 2022, our Registration Statement on Form S-11 (File No. 333-265588), covering our public offering of up to $5 billion of common stock, was declared effective under the Securities Act. The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings.

As of September 30, 2023, we received gross proceeds of $42.4 million from the Offering. The following table presents information about the Offering and use of proceeds therefrom ($ in thousands):

	Class D Shares	Class I Shares	Class S Shares	Class T Shares	Total
Offering proceeds:
Shares sold(1)	324	3,726	54	—	4,104
Gross offering proceeds	$3,376	$38,452	$601	$—	$42,429
Selling commissions and other dealer manager fees	—	—	(15)	—	(15)
Accrued stockholder servicing fees	—	—	(37)	—	(37)
Net offering proceeds	$3,376	$38,452	$549	$—	$42,377

(1) Shares sold includes shares issued under our distribution reinvestment plan.

As of September 30, 2023, we had primarily used the net proceeds from the unregistered sales along with the proceeds received from the Offering toward the acquisition of $277.5 million of real estate, an investment in real estate debt of $16.8 million and investments of $2.1 million in real estate-related and other securities. In addition to the net proceeds from the Offering, we financed our investments with $21.3 million of financing from the Credit Facility, which was subsequently repaid in full, and $113.6 million from mortgage notes, including an assumed loan of $28.2 million. In addition, we may from time to time use proceeds from the Offering to pay down our Credit Facility if there are no acquisitions at the time proceeds are received. See Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” for additional details on our borrowings.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Unregistered sales of equity securities

On October 2, 2023, we issued 57,405 and 59,487 of unregistered Class E and Class I shares of common stock at a price per share of $10.89 and $10.51 to accredited investors in a private placement for an aggregate purchase price of $0.6 million and $0.6 million, respectively.

On October 2, 2023, pursuant to our distribution reinvestment plan, we issued 1,969 and 1,091 Class E and Class I shares at a price per share of $10.89 and $10.51 to accredited investors for an aggregate purchase price of $0.02 million and $0.01 million, respectively.

On November 1, 2023, we issued 65,671 and 68,148 of unregistered Class E and Class I shares of common stock at a price per share of $10.93 and $10.53 to accredited investors in a private placement for an aggregate purchase price of $0.7 million and $0.7 million, respectively.

On November 1, 2023, pursuant to our distribution reinvestment plan, we issued 2,173 and 1,308 Class E and Class I shares at a price per share of $10.93 and $10.53 to accredited investors for an aggregate purchase price of $0.02 million and $0.01 million, respectively.

On November 9, 2023, we issued 802,812 of unregistered Class E shares of common stock at a price per share of $10.93 to accredited investors in a private placement for an aggregate purchase price of $8.8 million.

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

10.1

First Amendment to Revolving Credit Agreement dated August 25, 2023, by and among J.P. Morgan REIT Operating Partnership, L.P., J.P. Morgan Real Estate Income Trust, Inc. and U.S. Bank National Association (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 30, 2023 and incorporated herein by reference).

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

J.P. Morgan Real Estate Income Trust, Inc.

Date: November 9, 2023	By:	/s/ Michael P. Kelly
Michael P. Kelly
Chairperson of the Board and Chief Executive Officer

Date: November 9, 2023	By:	/s/ Lawrence A. Goodfield, Jr.
Lawrence A. Goodfield, Jr.
Chief Financial Officer and Treasurer