Form 10-K
period 2023-12-31
J.P. Morgan Real Estate Income Trust, Inc.
filed 2024-03-18
CIK 1893262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

As of March 18, 2024, the registrant had outstanding 620,380 shares of Class D common stock, 6,567,676 shares of Class I common stock, 54,825 shares of Class S common stock, 7,423,532 shares of Class E common stock and 536,146 shares of Class Y common stock. There were no outstanding shares of Class T common stock or Class X common stock.

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
•
Distributions are not guaranteed and may be funded from sources other than cash flow from operations, including, without limitation, the sale of our assets, repayment of our real estate debt investment, borrowings, return of capital, offering proceeds and advances or the deferral of fees and expense reimbursements, and we have no limits on the amounts we may pay from such sources.
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
•
We depend on J.P. Morgan Investment Management Inc. (the "Adviser"), as well as the persons and firms the Adviser retains to provide services on our behalf, to conduct our operations. The Adviser will face conflicts of interest as a result of, among other things, the allocation of investment opportunities among us and Other J.P. Morgan Accounts (defined below), the allocation of time of its investment professionals and the substantial fees that we will pay to the Adviser.
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

•
We intend to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes. However, if we fail to qualify as a REIT and no relief provisions apply, our NAV and cash available for distribution to our stockholders could materially decrease.
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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We caution you not to place undue reliance on these forward-looking statements. All written and oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by these cautionary statements. Moreover, unless we are required by law to update these statements, we will not necessarily update or revise any forward-looking statements included or incorporated by reference in this Annual Report after the date hereof, either to conform them to actual results or to changes in our expectations. We urge you to carefully consider the foregoing summary together with the risks discussed in Part I., Item 1A. "Risk Factors" and Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Website Disclosure

We use our website (www.jpmreit.com) as a channel of distribution of Company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases and Securities and Exchange Commission filings. The contents of our website are not, however, a part of this report.

PART I

ITEM 1. BUSINESS

References herein to "J.P. Morgan Real Estate Income Trust", the "Company," "JPMREIT," "we," "us," or "our" refer to J.P. Morgan Real Estate Income Trust, Inc., a Maryland corporation, and its subsidiaries unless the context requires otherwise.

General Description of Business and Operations

J.P. Morgan Real Estate Income Trust, Inc. was formed on November 5, 2021 as a Maryland corporation and intends to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes. The Company invests primarily in stabilized, income-generating real estate properties, and to a lesser extent, real estate debt, real estate-related securities and other securities. The Company is the sole general partner of J.P. Morgan REIT Operating Partnership, L.P., a Delaware limited partnership ("JPMREIT OP" or the "Operating Partnership"). J.P. Morgan REIT OP Special Limited Partner, L.P. (the "Special Limited Partner"), an affiliate of J.P. Morgan Investment Management Inc. (the "Adviser" or "JPMIM" and together with its affiliates "J.P. Morgan"), owns a special limited partner interest in JPMREIT OP. Substantially all of the Company’s business is conducted through JPMREIT OP. The Company and JPMREIT OP are externally managed by the Adviser.

On July 22, 2022, the Securities and Exchange Commission (the "SEC") declared effective our Registration Statement on Form S-11 (File No. 333-265588) for our initial public offering of common stock. We have registered a public offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in our primary offering (the "Primary Offering") and up to $1.0 billion in shares under our distribution reinvestment plan (collectively, the "Offering", and together with our private offerings described below, the "Offerings"). We are selling any combination of four classes of shares of our common stock: Class T shares, Class S shares, Class D shares, and Class I shares in the Offering, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and dealer manager fees and different ongoing stockholder servicing fees. The purchase price per share for each class of our common stock sold in the Offering varies and generally equals our prior month’s NAV per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees. As of December 31, 2023, we had received gross offering proceeds of $54.5 million from the sale of our common stock in the Offering.

Pursuant to a separate private offering (the "Initial Capitalization"), we received commitments from the Adviser to purchase shares of our Class E common stock ("Class E shares") or Class E units in the Operating Partnership ("Class E units") and commitments from certain third-party investors to purchase Class E shares. As of December 31, 2023, we had sold $62.0 million in Class E shares and $94.2 million in Class E units in the Initial Capitalization. In addition, we had sold $2.6 million in Class E shares and issued $0.1 million in Class E shares under our distribution reinvestment plan to employees of the Adviser.

We are conducting a private offering of Class E and Class I shares, which is separate from the Initial Capitalization. The aggregate purchase price paid by each investor in the private offering of Class E and Class I shares will be allocated equally to the purchase of Class E shares and Class I shares. As of December 31, 2023, we had received gross offering proceeds of $15.6 million from the sale of our common stock in such private offering.

We are also conducting a private offering of Class Y shares of our common stock. As of December 31, 2023, we had not sold any Class Y shares.

As part of the Offering, subsequent to December 31, 2023, we sold an additional 116,649 Class D, 730,563 Class I and 462 Class S shares for net proceeds of $1.2 million, $7.5 million and $0.005 million respectively, which is inclusive of distributions reinvested in accordance with our distribution reinvestment plan.

As part of the private offerings, subsequent to December 31, 2023, we sold an additional 440,606 Class I, 471,245 Class E and 536,146 Class Y shares of common stock for net proceeds of $4.5 million, $5.0 million and $5.7 million, respectively, which is inclusive of distributions reinvested in accordance with our distribution reinvestment plan.

Our Adviser

We are externally managed by J.P. Morgan Investment Management Inc., a Delaware corporation. JPMIM is one of the industry’s premier global real estate investment managers. JPMIM has over 50 years of experience advising and managing some of the world’s most respected corporations, pension plans, governments, institutions and high net worth investors on their real estate investments, with assets under management of approximately $84 billion of debt and equity real estate investments, including approximately $72 billion in assets managed in the United States by its Real Estate Americas ("REA") platform as of December 31, 2023.

The REA platform has earned a market leadership position through its strategic relationships and information advantage. The REA team includes over 250 professionals across six U.S. offices in Boston, Chicago, Dallas, Los Angeles, New York and San Francisco. The team combines regional and local market expertise with a multidisciplinary approach to investment, including acquisitions, asset management, research, debt capital markets, development and engineering, client strategy, financial, tax, valuations, and product development.

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

Investments in Real Estate and Debt

Our equity real estate investments focus on a range of asset types. These may include multifamily, industrial, net lease, retail and office assets, as well as other asset types, including healthcare, student housing, single family residential, senior living, data centers, manufactured housing, hotel properties and storage properties. While we expect our real estate investments will focus primarily on properties located in the United States, we intend to invest to a lesser extent in Canada, Europe, the Asia-Pacific region and potentially other international markets.

Our real estate debt strategy is focused on generating current income and contributing to our overall returns. Our real estate debt investments are secured by or related to the same types of real estate as we target for our equity investments and may include senior and subordinated mortgages, mezzanine loans, loan participations and other forms of debt.

We also seek to acquire and hold real estate-related securities to generate current income. Our real estate-related securities investments strategy focuses on agency and non-agency residential mortgage-backed securities ("RMBS"), investments in commercial mortgage-backed securities ("CMBS"), collateralized loan obligations ("CLOs"), collateralized debt obligations ("CDOs") and public equity real estate securities. We believe that our real estate-related securities can help maintain liquidity to satisfy our monthly share repurchases and manage cash before investing subscription proceeds into real estate investments while also seeking attractive investment returns.

Our structure as a perpetual-life REIT will allow us to acquire and manage our investment portfolio in an active and flexible manner. We believe the structure is advantageous to stockholders, as we are not limited by a pre-determined operational period and the need to liquidate assets, potentially in an unfavorable market, to satisfy a liquidity event at the end of that period.

Borrowing Policies

We use financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a broader portfolio. Subject to the limitation on indebtedness for money borrowed in our charter described below, our target leverage ratio range after our ramp-up period is 45% to 60%. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and loan-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the equity in our real estate debt and real estate-related investments. Indebtedness incurred in connection with funding a deposit in advance of the closing of an investment or as other working capital advances will not be included as part of the calculation above. Our real estate debt portfolio is expected to include financial instruments that are designed with embedded leverage such as reverse repurchase agreements and derivatives, including, total return swaps, securities lending arrangements and credit default swaps.

During our ramp-up period, but subject to the limitation on indebtedness for money borrowed in our charter described below, we may employ greater leverage in order to quickly build a broader portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured property-level or entity-level debt. An example of property-level debt is a mortgage loan secured by an individual property or portfolio of properties incurred or assumed in connection with our acquisition of such property or portfolio of properties. An example of entity-level debt is a line of credit obtained by us or the Operating Partnership. In the future we may procure financing from the Adviser or its affiliates. Any such financing requires approval by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the same circumstances. We may decide to reserve borrowing capacity under any future lines of credit to fund repurchases of shares of our common stock in the event that repurchase requests exceed our operating cash flows and net proceeds from the Offerings, to fund acquisitions or any other corporate purpose.

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

Our board of directors reviews our aggregate borrowings at least quarterly. In connection with such review, our board of directors may determine to modify our target leverage ratio, considering then-current economic conditions, relative costs of debt and equity capital, fair values of our properties, general conditions in the market for debt and equity securities, growth and investment opportunities or other factors. We may exceed our target leverage ratio at times if the Adviser deems it advisable for us. For example, if we fund repurchases under a line of credit, we will consider actual borrowings when determining whether we are at our leverage target, but not unused borrowing capacity. If, therefore, we are at a leverage ratio range of between 45% to 60% and we borrow additional amounts under a line of credit, or if the value of our portfolio decreases, our leverage could exceed 60% of our gross real estate assets. Regardless of the reason, should our leverage ratio exceed our target, we will thereafter endeavor to manage our leverage back down to our target.

There is no limit on the amount we may borrow with respect to any individual property or portfolio. However, under our charter we may not incur indebtedness for money borrowed in an amount exceeding 300% of the cost of our net assets, which approximates borrowing 75% of the cost of our investments, unless any excess over this limit is approved by a majority of our independent directors, and disclosed to stockholders in our next quarterly report, along with a justification for such excess. This limitation includes indebtedness for money borrowed with respect to our real estate debt portfolio. "Net assets" is defined as our total assets other than intangibles valued at cost (prior to deducting depreciation, reserves for bad debts and other non-cash reserves) less our total liabilities.

Our charter prohibits us from obtaining loans from any of our directors, the Adviser or any of their affiliates, unless approved by a majority of our board of directors (including a majority of our independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and on terms and conditions not less favorable than comparable loans between unaffiliated parties under the same circumstances. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

See Item 1A—"Risk Factors—Risks Related to our REIT Status and Certain Other Tax Items" for additional tax disclosures.

Governmental Regulations

As an owner of real estate, our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which include: (i) federal and state securities laws and regulations; (ii) federal, state and local tax laws and regulations; (iii) state and local laws relating to real property; (iv) federal, state and local environmental laws, ordinances, and regulations; and (v) various laws relating to housing, including permanent and temporary rent control and stabilization laws, the Americans with Disabilities Act of 1990 and the Fair Housing Amendment Act of 1988, among others.

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

Human Capital

We do not have any employees. We are externally managed by the Adviser pursuant to the Advisory Agreement. Our executive officers serve as officers of the Adviser and are employed by an affiliate of the Adviser. See Item 13—"Certain Relationships and Related Transactions, and Director Independence—The Adviser and J.P. Morgan."

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

Conflicts of Interest

We are subject to conflicts of interest arising out of our relationship with J.P. Morgan, including the Adviser and its affiliates. See Item 1A—"Risk Factors — Risks Related to Conflicts of Interest."

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

We are a newly-formed entity with limited operating history and may not be able to achieve our investment objectives. We cannot assure you that the past experiences of affiliates of the Adviser will be sufficient to allow us to successfully achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a REIT with a substantial operating history.

We have held our current investments for only a short period of time and thus you will not have the opportunity to evaluate our success in achieving our investment objectives. You will also be unable to evaluate our future investments before we make them, which makes your investment more speculative.

We have held our current investments for a limited period of time. Because we have not held our current investments for a long period of time, it may be difficult for investors to evaluate our success in achieving our investment objectives. Because you will be unable to evaluate the economic merit of our future investments before we make them, you will have to rely entirely on the ability of the Adviser to select suitable and successful investment opportunities. Furthermore, the Adviser will have broad discretion in selecting the types of properties we will invest in and, subject to applicable law, the tenants of those properties. We may be subject to similar risks in relation to investments made by entities in which we acquire an interest but do not control, such as other investment funds managed, sponsored, or advised by the Adviser or any asset management affiliate of the Adviser that invests primarily in real estate of the type consistent with one or more of our targeted investments ("JPM-Advised Funds"). These factors increase the risk that your investment may not generate returns comparable to other real estate investment alternatives.

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

We may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the aggregate NAV of total repurchases (including repurchases at certain non-U.S. investor access funds primarily created to hold shares of our common stock, if any, but excluding any early repurchase deduction applicable to the repurchased shares) is limited, in any calendar month, to no more than 2% of our aggregate NAV (measured using the aggregate NAV as of the end of the immediately preceding month) and, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV (measured using the average aggregate NAV at the end of the immediately preceding three months). Further, our board of directors may make exceptions to, modify or suspend our share repurchase plan if in its reasonable judgment it deems such action to be in our best interests and the best interests of our stockholders. Our board of directors cannot terminate our share repurchase plan absent a liquidity event which results in our stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. If the full amount of all shares of our common stock requested to be repurchased in any given month are not repurchased, funds will be allocated pro rata based on the total number of shares of common stock requested to be repurchased, without regard to class, after we have repurchased all shares for which repurchase has been requested due to death, disability or divorce and other limited exceptions. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.

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

Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector, actual or perceived instability in the U.S. banking system or disruptions in the public securities markets, could cause our stockholders to seek repurchase of their shares pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including breadth of our portfolio by property type and location, could be materially adversely affected.

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

We may pay distributions from sources other than our cash flow from operations, including, without limitation, the sale of or repayment under our assets, borrowings, return of capital or offering proceeds, and we have no limits on the amounts we may pay from such sources.

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

The Adviser or the Special Limited Partner may choose to receive our common stock or Operating Partnership units in lieu of certain fees or distributions. The holders of all Operating Partnership units will be entitled to receive cash from operations pro rata with the distributions being paid to us and such distributions to the holder of the Operating Partnership units will reduce the cash available for distribution to us and, in turn, to our stockholders. Furthermore, under certain circumstances the Operating Partnership units held by the Adviser or the Special Limited Partner are required to be repurchased, in cash at the holder’s election, and there may not be sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, offering proceeds or other sources to make the payment, which will reduce cash available for distribution to you or for new investments. The Special Limited Partner may receive such distributions of units related to its performance participation interest quarterly, and the frequency of repurchases of units from the Special Limited Partner may increase compared to our operating history prior to such change. Although the Special Limited Partner is required to pay a Quarterly Shortfall Obligation (as defined below) with respect to units received in connection with distributions of Quarterly Allocations (as defined below), there is no guarantee this Quarterly Shortfall Obligation will adequately offset the dilutive impacts on us. Repurchases of our shares or Operating Partnership units from the Adviser paid to the Adviser as a management fee and as a result of an automatic repurchase by the Adviser or the Operating Partnership to comply with certain regulatory requirements are not subject to the monthly and quarterly volume limitations or the early repurchase deduction, resulting in repurchase at 98% of transaction price (the "Early Repurchase Deduction"), and such repurchases receive priority over other shares subject to repurchase requests during such period. Repurchases of our shares or Operating Partnership units from the Special Limited Partner distributed to the Special Limited Partner with respect to its performance participation interest are not subject to the Early Repurchase Deduction, but, in the case of shares, such repurchases are subject to the monthly and quarterly volume limitations and do not receive priority over other shares subject to repurchase requests during such period.

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

The Adviser’s determination of our monthly NAV per share will be based in part on appraisals of each of our properties provided annually by independent third-party appraisal firms in individual appraisal reports reviewed by our independent valuation advisor, appraisals performed by our independent valuation advisor in each of the other three fiscal quarters, and quarterly valuations of our real estate-related investments for which market prices are not readily available provided by the Adviser and reviewed by our independent valuation advisor, each in accordance with valuation guidelines approved by our board of directors. As a result, our published NAV per share in any given month may not fully reflect any or all changes in value that may have occurred since the most recent appraisal or valuation. The Adviser will review appraisal reports and monitor our real estate investments, and is responsible for notifying the independent valuation advisor of the occurrence of any property-specific or market-driven event it believes may cause a material valuation change in the valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our properties or liabilities between valuations, or to obtain complete information regarding any such events in a timely manner. For example, an unexpected termination or renewal of a material lease, a material increase or decrease in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially; however, obtaining sufficient relevant information after the occurrence has come to light or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor or to the detriment of either stockholders who repurchase their shares, or stockholders who buy new shares, or existing stockholders.

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

Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 5,500,000,000 shares of capital stock, of which 5,400,000,000 shares are classified as common stock, of which 600,000,000 shares are classified as Class T shares, 1,000,000,000 shares are classified as Class S shares, 600,000,000 shares are classified as Class D shares, 1,500,000,000 are classified as Class I shares, 600,000,000 shares are classified as Class E shares, 600,000,000 shares are classified as Class Y shares and 500,000,000 shares are classified as Class X shares, and 100,000,000 shares are classified as preferred stock. In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. After you purchase shares of our common stock in the Offering, our board of directors may elect, without stockholder approval, to: (1) sell additional shares in this or future public offerings; (2) issue shares of our common stock or units in the Operating Partnership in private offerings; (3) issue shares of our common stock or units in the Operating Partnership upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares of our common stock or units in the Operating Partnership to the Adviser or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or the performance participation allocation; (5) issue shares of our common stock or units in the Operating Partnership to sellers of properties we acquire; or (6) issue equity incentive compensation to certain employees of affiliated service providers or to third parties as satisfaction of obligations under incentive compensation arrangements. To the extent we issue additional shares of common stock after your purchase in the Offering, your percentage ownership interest in us will be diluted. Because we hold all of our assets through the Operating Partnership, to the extent we issue additional units of the Operating Partnership after you purchase in the Offering, your percentage ownership interest in our assets will be diluted. Because certain classes of the units of the Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between the Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by the Operating Partnership. Operating Partnership units may have different and preferential rights to the claims of common units of the Operating Partnership which correspond to the common stock held by our stockholders. Certain units in the Operating Partnership may have different and preferential rights to the terms of the common Operating Partnership units which correspond to the common stock held by our stockholders.

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

We intend to conduct our operations so that none of we, the Operating Partnership or the subsidiaries of the Operating Partnership are investment companies under the Investment Company Act. However, there can be no assurance that we and our subsidiaries will be able to successfully avoid registering as an investment company.

A change in the value of any of our assets could negatively affect our ability to maintain our exemption from regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"). To maintain compliance with the applicable exemption under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forego opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy.

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

In addition, we are treated as an affiliate of JPMorgan Chase Bank, N.A. ("JPMCB") for purposes of Sections 23A and 23B of the U.S. Federal Reserve Act, which place certain qualitative and quantitative restrictions on transactions between JPMCB or subsidiaries of JPMCB and its affiliates. Transactions between JPMCB and unrelated third parties may also be subject to Section 23A and 23B of the Federal Reserve Act if the proceeds of the transactions are transferred to, or are used for the benefit of, the affiliate. To the extent that we do business with JPMCB or subsidiaries of JPMCB, such transactions may be subject to these rules and, as such, may be subject to restrictions that make the transactions less advantageous to us than transactions with unaffiliated parties. There may be certain investment opportunities, investment strategies, or actions that the Adviser will not undertake on behalf of us in view of these requirements or J.P. Morgan’s relationship with companies in which we invest.

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

We are subject to the risk that our trading orders may not be executed in a timely and efficient manner due to various circumstances, including systems failure or human error. As a result, we could be unable to achieve the market position selected by the Adviser or might incur a loss in liquidating our positions. Since some of the markets in which we may effect transactions are over-the-counter or interdealer markets, the participants in such markets are typically not subject to credit evaluation or regulatory oversight comparable to that which members of exchange-based markets are subject. We are also exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions, thereby causing us to suffer a loss.

Cybersecurity risks could result in the loss of data, interruptions in our business, damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations.

Our operations are highly dependent on the secure operation of the Adviser’s and other computer systems to manage, process, store and transmit information. Such technology systems, data and information may be vulnerable to damage or interruption from computer viruses, malware, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches (e.g., “hacking” or malicious software coding), usage errors by the respective professionals of the Adviser, J.P. Morgan and its affiliates, power outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Although the Adviser, J.P. Morgan and its affiliates have implemented various measures to manage risks relating to these types of events, if these systems are compromised, become inoperable for extended periods of time or cease to function properly, we or other relevant parties may have to make a significant investment to fix or replace them. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in our operations, potentially resulting in financial losses, interference with the ability to calculate the NAV, the inability to transact business, or a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders (and the beneficial owners of stockholders). Such a failure could harm our or the Adviser’s reputation, subject any such entity and their respective affiliates to legal claims, regulatory enforcement actions or liability and otherwise affect their business and financial performance. While we, the Adviser, J.P. Morgan and its affiliates will seek to maintain business continuity plans in the event of, and risk management systems and adequate levels of cybersecurity protection to prevent, cybersecurity incidents, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. Furthermore, the Adviser, J.P. Morgan, and its affiliates cannot control the cybersecurity plans and systems put in place by their service providers or any other third-parties whose operations may affect us or our stockholders. We and the investors could be negatively impacted as a result.

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

We will be subject to risks generally attributable to the ownership of real property, including:

•
changes in global, national, regional or local economic, demographic or capital market conditions (including as a result of the ongoing conflicts between Russia and Ukraine and Israel and Hamas and the rapidly evolving measures in response and economic impacts resulting from actual or perceived instability in the U.S banking system);
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

Our success depends on general market and economic conditions.

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

Certain countries have been susceptible to epidemics and pandemics, most recently COVID-19. The outbreak of such epidemics or pandemics, together with the resulting restrictions on travel or quarantines imposed, have had a negative impact on the economy and business activity globally (including in the markets in which we expect to invest), and thereby could adversely affect the performance of our future investments. Furthermore, the rapid development of epidemics or pandemics could preclude prediction as to their ultimate adverse impact on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. These epidemics or pandemics could have particularly adverse impacts on certain industries, such as the hospitality and leisure industries, and may also have particular negative effects on certain regions in which we own investments.

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

Our portfolio may be heavily concentrated at any time in a limited number of industries, geographies or investments, and, as a consequence, our aggregate return may be substantially affected by the unfavorable performance of even a single investment. To the extent the Adviser concentrates our investments in a particular type of asset or geography, our portfolio may become more susceptible to fluctuations in value resulting from adverse economic or business conditions affecting that asset or geography. Investors have no assurance as to the degree of diversification in our investments, either by geographic region or asset type.

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

We intend to continue to acquire properties and portfolios of properties, including large portfolios that could result in changes to our capital structure. Our acquisition activities and their success are subject to the following risks:

•
we may be unable to complete an acquisition after making a non-refundable deposit and incurring certain other acquisition-related costs;
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

We face competition from various entities for investment opportunities in properties, including other REITs, real estate operating companies, pension funds, insurance companies, investment funds and companies, partnerships and developers, some of which are likely a source of reasonable alternatives under Regulation Best Interest. In addition to third-party competitors, other programs sponsored by the Adviser and its affiliates, particularly those with investment strategies that overlap with ours may seek investment opportunities under the Adviser’s prevailing policies and procedures. Some of these entities may have greater access to capital to acquire properties than we have. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets could have a material impact on the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. The lack of available debt on reasonable terms or at all could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, over the past several years, a number of real estate funds and publicly-traded and public, non-listed REITs have been formed and others have been consolidated (and many such existing funds have grown in size) for the purpose of investing in real estate and real estate-related investments. Additional real estate funds, vehicles and REITs with similar investment objectives are expected to be formed in the future by other unrelated parties and further consolidations may occur (resulting in larger funds and vehicles). Consequently, it is expected that increased competition for appropriate investment opportunities would reduce the number of investment opportunities available to us and adversely affect the terms, including price, upon which investments can be made. This competition may cause us to acquire properties and other investments at higher prices or by using less-than-ideal capital structures, and in such case our returns will be lower, and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, you may experience a lower return on your investment.

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

If we obtain options to acquire properties, we may lose the amount paid for such options whether or not the underlying property is purchased.

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

We may invest in real estate value creation opportunities that incorporate property refurbishment, redevelopment and development, which will subject us to the risks normally associated with these activities, including risks relating to the availability and timely receipt of zoning, occupancy and other regulatory approvals, required governmental permits and authorizations, the cost and timely completion of construction (including risks beyond our reasonable control, such as weather or labor conditions or material shortages), risks that the properties will not achieve anticipated sales or occupancy levels or sustain anticipated rentals and the availability of both construction and permanent financing on favorable terms. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of refurbishment, redevelopment and development activities once undertaken, any of which could have an adverse effect on our performance. Investments undergoing refurbishment, redevelopment and development may receive little or no cash flow from the date of acquisition through the date of completion and may experience operating deficits after the date of completion. In addition, market conditions may change during the course of the project, which may make such refurbishment, redevelopment or development less attractive than at the time it was commenced.

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

In addition, third parties may sue the owner or manager of a property for damages based on personal injury, natural resources, or property damage or for other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of contamination on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. In addition, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which the property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants. There can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability, or that the environmental condition of our properties will not be affected by the operations of the tenants, by the existing condition of the land or by operations in the vicinity of the properties. There can be no assurance that these laws, or changes in these laws, will not have a material adverse effect on our business, results of operations or financial condition. We could also suffer losses if reserves or insurance proceeds prove inadequate to cover any such matters. The cost to perform any remediation and the cost to defend against any related claims could exceed the value of the relevant investment, and in such cases, we could be forced to satisfy the claims from other assets. We may have an indemnity from a third party purporting to cover these liabilities, but there can be no assurance as to the financial viability of any indemnifying party at the time a claim arises. In addition, some environmental laws create a lien on a contaminated asset in favor of governments or government agencies for costs they may incur in connection with the contamination.

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

Certain of our industrial properties may be special use or build-to-suit and may be difficult to sell or re-let upon tenant defaults or lease terminations.

Certain of our industrial properties may include special use or build-to-suit properties. These types of properties are relatively illiquid compared to other types of real estate and financial assets and this illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. With such properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant, finance the property or sell the property. In addition, if we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or re-let our industrial properties and adversely affect our results of operations at such properties.

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

Short-term leases, including leases associated with any multifamily properties, we acquire may expose us to the effects of declining market rent and could adversely impact our ability to make cash distributions.

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

The multifamily properties in which we invest must comply with the Fair Housing Amendments Act of 1988 (the "FHAA").

The multifamily properties in which we invest domestically, must comply with the FHAA which requires that multifamily communities first occupied after March 13, 1991 be accessible to handicapped residents and visitors. Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA. Recently there has been heightened scrutiny of multifamily housing communities for compliance with the requirements of the FHAA and the ADA and an increasing number of substantial enforcement actions and private lawsuits have been brought against multifamily communities to ensure compliance with these requirements.

Noncompliance with the FHAA and the ADA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.

Rent control and other changes in applicable laws, or noncompliance with applicable laws, could adversely affect our multifamily properties.

Lower revenue growth or significant unanticipated expenditures may result from changes in rent control or rent stabilization laws or other residential landlord/tenant laws. Municipalities may implement, consider or be urged by advocacy groups to consider rent control or rent stabilization laws and regulations or take other actions that could limit our ability to raise rents based on market conditions. For example, in 2016 in Mountain View, California, voters passed a referendum that limited rent increases on existing tenants (but not on new move-ins) in communities built before 1995. These initiatives and any other future enactments of rent control or rent stabilization laws or other laws regulating multifamily housing, as well as any lawsuits against us arising from such rent control or other laws, may reduce rental revenues or increase operating costs. Such laws and regulations may limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating costs and could make it more difficult for us to dispose of properties in certain circumstances. Expenses associated with investments in residential properties, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in rental income from such properties.

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

Competition also comes from nontraditional hospitality sources, such as home-sharing platforms. This competition, along with other factors, such as over-building in the hospitality or leisure industry and certain deterrents to traveling, may increase the number of rooms available and may decrease the average occupancy and room rates of our hospitality or leisure properties. The demand for rooms at any hospitality or leisure properties that we may acquire will change much more rapidly than the demand for space at other properties that we acquire. In addition, any such properties that we may own may be adversely affected by factors outside our control, such as extreme weather conditions or natural disasters, terrorist attacks or alerts, outbreaks of contagious diseases, airline strikes, economic factors and other considerations affecting travel. These factors could have a material adverse effect on our financial condition, results of operations and ability to pay distributions to stockholders.

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

If we invest in office, we may be adversely affected by trends in the office real estate industry.

Some businesses are rapidly evolving to make employee remote work, flexible work schedules, open workplaces and video conferencing increasingly common. These practices enable businesses to reduce their space requirements. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our stockholders. We may also be negatively impacted by competition from other short-term office or shared space leasing companies.

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

If we invest in self-storage, we may be subject to risks from fluctuating demand and competition in the self-storage industry.

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

If a tenant of a net lease defaults and we are unable to find a replacement tenant, we may attempt to hold and operate the relevant property ourselves through a taxable REIT subsidiary, which would subject income on the property to corporate-level taxation and reduce our funds available for distribution. In certain circumstances, depending on how much capacity we have available of the total value we are permitted to hold in taxable REIT subsidiaries under applicable rules, we may not be able to hold and operate the property in a taxable REIT subsidiary, which could result in the property and the related income not satisfying the REIT qualification asset and income tests and could jeopardize our REIT status.

Technological or other innovations may disrupt the markets and sectors in which we operate and subject us to increased competition or negatively impact the tenants of our properties and the value of our properties.

Current trends in the real estate market and the sectors in which we may invest generally have been toward disrupting the industry with technological or other innovations, and multiple young companies have been successful in capitalizing on this trend toward disruption. In this period of rapid technological and commercial innovation, new businesses and approaches may be created that could affect us, tenants of our properties or our investments or alter the market practices that help frame our strategy. For example, the value of our future hospitality properties may be affected by competition from the nontraditional hospitality sector (such as short-term rental services), our future office properties may be affected by competition from shared office spaces (including co-working environments), our future retail properties may be affected by changes in consumer behavior, including increased shopping via the internet, and our future warehouse industrial properties may be affected if supply chains evolve in a way that decreases the need for traditional warehousing. Any of these new approaches could damage our future investments, significantly disrupt the market in which we operate and subject us to increased competition, which could materially and adversely affect our business, financial condition and results of investments. Moreover, given the pace of innovation in recent years, the impact on a particular investment may not have been foreseeable at the time we made the investment. Furthermore, we could base investment decisions on views about the direction or degree of innovation that prove inaccurate and lead to losses.

Inflation may adversely affect our financial condition and results of operations.

Inflation is currently expected to continue at an elevated level in the near-term. Rising inflation could have an adverse impact on any floating rate mortgages, credit facility and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, our percentage rents, where applicable.

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

Interest rates are one of the variables that affect real estate asset prices. A number of other factors are also important, including real estate market fundamentals, inflation expectations, and investor investment horizons and return targets. For real estate, changes in interest rates influence real estate capitalization rates, with higher interest rates ultimately resulting in higher capitalization rates and lower property values, all other things being equal. However, interest rates and capitalization rates do not always move in lockstep as there typically is a lag between changes in interest rates and changes in capitalization rates, and especially for high-quality properties. Capitalization rates tend to be durable due to the long-term, inflation-protected nature of tenant leases, which typically include annual rent increases.

Risks Related to Investments in Real Estate-Related Investments

Investments in real estate-related debt are subject to risks including various creditor risks and early redemption features which may materially adversely affect our results of operations and financial condition.

The real estate-related debt and other interests in which we may invest may include secured or unsecured debt at various levels of an issuer’s capital structure. The real estate-related debt in which we may invest may not be protected by financial covenants or limitations upon additional indebtedness, may be illiquid or have limited liquidity, and may not be rated by a credit rating agency. Real estate-related debt investments are also subject to other creditor risks, including (i) the possible invalidation of an investment transaction as a "fraudulent conveyance" under relevant creditors’ rights laws, (ii) so-called lender liability claims by the issuer of the obligation and (iii) environmental liabilities that may arise with respect to collateral securing the obligations. Our investments may be subject to early redemption features, refinancing options, prepayment options, or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by us earlier than expected, resulting in a lower return to us than anticipated or reinvesting in a new obligation at a lower return to us.

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

Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for issuers to satisfy their debt payment obligations, increasing the default risk applicable to issuers, or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of issuers or real estate collateral relating to our investments and may include economic or market fluctuations, including economic impacts resulting from actual or perceived instability in the U.S. banking system, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in real estate fundamentals (including average occupancy, operating income and room rates for hotel properties), the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, political events, trade barriers, currency exchange controls, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, outbreaks of an infectious disease, epidemics/pandemics or other serious public health concerns, negative developments in the economy or political climate that depress travel activity (including restrictions on travel or quarantines imposed), environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, war, demand or real estate values generally and other factors that are beyond the control of the Adviser. Such changes may develop rapidly, and it may be difficult to determine the comprehensive impact of such changes on our investments, particularly for investments that may have inherently limited liquidity. These changes may also create significant volatility in the markets for our investments which could cause rapid and large fluctuations in the values of such investments. There can be no assurance that there will be a ready market for the resale of our debt investments because such investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us. The value of securities of companies which service the real estate business sector may also be affected by such risks.

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

We may invest in commercial mortgage loans which are non-recourse and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.

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

Commercial mortgage loans are usually non-recourse. Therefore, if a commercial borrower defaults on the commercial mortgage loan, then the options for financial recovery are limited. To the extent the underlying default rates with respect to the pool or tranche of commercial real estate loans in which we directly or indirectly invest increase, the performance of our investments related thereto may be adversely affected. Default rates and losses on commercial mortgage loans will be affected by a number of factors, including global, regional and local economic conditions in the area where the mortgage properties are located, the borrower’s equity in the mortgage property and the financial circumstances of the borrower. A continued decline in specific commercial real estate markets and property valuations may result in higher delinquencies and defaults and potentially foreclosures. In the event of default, the lender will have no right to assets beyond collateral attached to the commercial mortgage loan. The overall level of commercial mortgage loan defaults remains significant and market values of the underlying commercial real estate remain distressed in many cases. It has also become increasingly difficult for lenders to dispose of foreclosed commercial real estate without incurring substantial investment losses, ultimately leading to a decline in the value of such investments.

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

However, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such investment, replacement "takeout" financing will not be available, resulting in an inability by the issuer to repay the investment. Although unlikely, it is possible that the Adviser may find it necessary or desirable to foreclose on collateral securing one or more real estate debt investments. The foreclosure process varies jurisdiction by jurisdiction and can be lengthy and expensive. Issuers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses against the holder of a real estate loan, including, lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action, which often prolongs and complicates an already difficult and time-consuming process. In some states or other jurisdictions, foreclosure actions can take up to several years or more to conclude. During the foreclosure proceedings, an issuer may have the ability to file for bankruptcy, potentially staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral property and may result in disrupting ongoing leasing, management, development and other operations of the property. In the event we foreclose on a debt investment, we will be subject to the risks associated with owning and operating real estate.

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

In addition, the securitization of investments in our portfolio might magnify our exposure to losses because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. The inability to securitize our portfolio may hurt our performance and our ability to grow our business. At the same time, the securitization of our loans or investments might expose us to losses, as the residual loans or investments in which we do not sell interests will tend to be riskier and more likely to generate losses. Moreover, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the "Dodd-Frank Act") contains a risk retention requirement for all asset-backed securities, which requires issuers of both public and private securities to retain not less than 5% of the credit risk of the assets collateralizing any asset-backed security issuance. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interests, the structure of the entities that hold risk retention interests and when and how such risk retention interests may be transferred. Therefore, such risk retention interests will generally be illiquid. As a result of the risk retention requirements, we may be required to purchase and retain certain interests in a securitization into which we sell mortgage loans or when we act as issuer, may be required to sell certain interests in a securitization at prices below levels that such interests have historically yielded or may be required to enter into certain arrangements related to risk retention that we have not historically been required to enter into and, accordingly, the risk retention rules may increase our potential liabilities or reduce our potential profits in connection with securitization of mortgage loans. It is likely, therefore, that these risk retention rules will increase the administrative and operational costs of asset securitizations.

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

We may invest from time to time in structured products and other similar real estate-related interests. These investments may include debt securities issued by a private investment fund that invests, on a leveraged basis, in bank loans, high-yield debt or other asset groups, certificates issued by a structured investment vehicle that holds pools of commercial mortgage loans. We may also invest in credit risk transfer notes that, while not structured products, face similar risks as structured products because they are debt securities issued by governmental agencies, but their value depends in part on a pool of mortgage loans. Our investments in structured products will be subject to a number of risks, including risks related to the fact that the structured products will be leveraged, and other structural and legal risks related thereto. Utilization of leverage is a speculative investment technique and will generally magnify the opportunities for gain and risk of loss borne by an investor investing in the subordinated debt securities. Many structured products contain covenants designed to protect the providers of debt financing to such structured products. A failure to satisfy those covenants could result in the untimely liquidation of the structured product and a complete loss of our investment therein. In addition, if the particular structured product is invested in a security in which we are also invested, this would tend to increase our overall exposure to the credit of the issuer of such securities, at least on an absolute, if not on a relative, basis. The value of an investment in a structured product will depend on the investment performance of the assets in which the structured product invests and will, therefore, be subject to all of the risks associated with an investment in those assets. These risks include the possibility of a default by, or bankruptcy of, the issuers of such assets or a claim that the pledging of collateral to secure any such asset constituted a fraudulent conveyance or preferential transfer that can be subordinated to the rights of other creditors of the issuer of such asset or nullified under applicable law.

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

To the extent we invest in RMBS, our investments will be subject to the risks of defaults, foreclosure timeline extension, fraud, home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal accompanying the underlying residential mortgage loans. To the extent that assets underlying our investments are concentrated geographically, by property type or in certain other respects, we may be subject to certain of the foregoing risks to a greater extent. In the event of defaults on the residential mortgage loans that underlie our investments in RMBS and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our investments, and we may incur a loss on these investments. At any one time, a portfolio of RMBS may be backed by residential mortgage loans with disproportionately large aggregate principal amounts secured by properties in only a few states or regions in the United States or in only a few foreign countries. As a result, the residential mortgage loans may be more susceptible to geographic risks relating to such areas, such as adverse economic conditions, adverse political changes, adverse events affecting industries located in such areas and natural hazards affecting such areas, than would be the case for a pool of mortgage loans having more diverse property locations. We may also acquire non-agency RMBS, which are backed by residential property but, in contrast to agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as the Fannie Mae and Freddie Mac and, in the case of the Government National Mortgage Association ("Ginnie Mae"), the U.S. government. In addition, we may invest in government mortgage pass-through securities, which represent participation interests in pools of residential mortgage loans purchased from individual lenders by a federal agency or originated by private lenders and guaranteed by a federal agency, including those issued or guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae certificates are direct obligations of the U.S. Government and, as such, are backed by the "full faith and credit" of the United States. Fannie Mae is a federally chartered, privately-owned corporation and Freddie Mac is a corporate instrumentality of the United States. Fannie Mae and Freddie Mac certificates are not backed by the full faith and credit of the United States but the issuing agency or instrumentality has the right to borrow, to meet its obligations, from an existing line of credit with the U.S. Treasury. The U.S. Treasury has no legal obligation to provide such line of credit and may choose not to do so.

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

We may invest in B-notes, which are mortgage loans typically (i) secured by a first mortgage on a commercial property or group of related properties and (ii) subordinated to an A-note portion of the same first mortgage secured by the same collateral (which we would not expect to hold). As a result, if a borrower defaults, there may not be sufficient funds remaining to repay B-note holders after payment to the A-note holders. Since each transaction is privately negotiated, B-notes can vary in their structural characteristics and risks. In addition to the risks described above, certain additional risks apply to B-note investments, including those described herein. The B-note portion of a loan is typically small relative to the overall loan and is in the first loss position. As a means to protect against the holder of the A-note from taking certain actions or receiving certain benefits to the detriment of the holder of the B-note, the holder of the B-note often (but not always) has the right to purchase the A-note from its holder. If available, this right may not be meaningful to us. For example, we may not have the capital available to protect our B-note interest or purchasing the A-note may alter our overall portfolio and risk/return profile to the detriment of our stockholders. In addition, a B-note may be in the form of a "rake bond." A "rake bond" is a CMBS backed solely by a single promissory note secured by a mortgaged property, which promissory note is subordinate in right of payment to one or more separate promissory notes secured by the same mortgaged property.

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

Our investments in real estate-related corporate credit will be subject to a number of risks, including interest rate risk, credit risk, high yield risk, issuer risk, foreign (non-U.S.) investment risk, inflation/deflation risk, liquidity risk, smaller company risk and management risk. We generally will not have direct recourse to real estate assets owned or operated by the issuers of the corporate debt obligations that we invest in, and the value of such corporate debt obligations may be impacted by numerous factors and may not be closely tied to the value of the real estate held by the corporate issuer.

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

Our ability to successfully use derivative investments depends on the ability of the Adviser. The skills needed to employ derivatives strategies are different from those needed to select portfolio investments and, in connection with such strategies, the Adviser must make predictions with respect to market conditions, liquidity, market values, interest rates or other applicable factors, which may be inaccurate. The use of derivative investments may require us to sell or purchase portfolio investments at inopportune times or for prices below or above the current market values, may limit the amount of appreciation we can realize on an investment or may cause us to hold a security that we might otherwise want to sell. We will also be subject to credit risk with respect to the counterparties to our derivatives contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of over-the-counter instruments). In addition, the use of derivatives will be subject to additional unique risks associated with such instruments including a lack of sufficient asset correlation, heightened volatility in reference to interest rates or prices of reference instruments and duration/term mismatch, each of which may create additional risk of loss.

Absent our ability to rely upon available guidance from the CFTC that we are not a commodity pool, we, our board of directors or our Adviser would be subject to additional regulation and required to comply with applicable CFTC disclosure, reporting and recordkeeping requirements.

Registration with the U.S. Commodity Futures Trading Commission (the "CFTC") as a "commodity pool operator" or any change in our operations (including any change that causes us to be subject to certain specified covered statutory disqualifications) necessary to maintain our ability to rely upon CFTC Letter No. 12-13 or other exclusion from the definition of, or exemption from the requirement to register as, a "commodity pool operator" with the CFTC could adversely affect our ability to implement our investment program, conduct our operations or achieve our objectives and subject us to certain additional costs, expenses and administrative burdens. Furthermore, any determination by us to cease or to limit trading in interests that may be treated as "commodity interests" in order to comply with the regulations of the CFTC may have an adverse effect on our ability to implement our investment objectives and to hedge risks associated with our operations.

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

The acquisition of our investment properties has been financed in part by borrowing, which increases our exposure to loss. Under our charter, we have a limitation that precludes us from borrowing in excess of 300% of our net assets, which approximates borrowing 75% of the cost of our investments (unless a majority of our independent directors approves any borrowing in excess of the limit and we disclose the justification for doing so to our stockholders in our next quarterly report), but such restriction does not restrict the amount of indebtedness we may incur with respect to any single investment. Our target leverage ratio after our ramp-up period is between 45% and 60% of our gross real estate assets. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and loan-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the equity in our real estate debt and real estate-related investments. See Item 1 — "Business — Borrowing Policies." We may exceed our target leverage ratio, particularly during a market downturn or in connection with a large acquisition. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investments. Principal and interest payments on indebtedness (including mortgages having "balloon" payments) will have to be made regardless of the sufficiency of cash flow from the properties. Our investments will be impaired by a smaller decline in the value of the properties than is the case where properties are owned with a proportionately smaller amount of debt.

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

The volatility of the global credit markets could make it more difficult to obtain favorable financing for investments. During periods of volatility, which often occur during economic downturns, generally credit spreads widen, interest rates rise, and investor demand for high yield debt declines. These trends result in reduced willingness by investment banks and other lenders to finance new investments and deterioration of available terms. If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in future acquisitions, generating lower overall economic returns and potentially reducing future cash flow available for distribution. Disruptions in the debt markets negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness that is maturing. Moreover, to the extent that such marketplace events are not temporary, they could have an adverse impact on the availability of credit to businesses generally and could lead to an overall weakening of the U.S. economy.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution policies, operating policies and our ability to obtain additional loans. Loan documents we enter into may contain covenants that limit our ability to further mortgage or dispose of the property or discontinue insurance coverage. In addition, loan documents may limit our ability to enter into or terminate certain operating or lease agreements related to the property. Loan documents may also require lender approval of certain actions and as a result of the lender’s failure to grant such approval, we may not be able to take a course of action we deem most profitable. These or other limitations may adversely affect our flexibility and our ability to make distributions to you and the value of your investment.

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

The Adviser’s power to approve the acquisition of a particular investment, finance or refinance any new or existing investment or dispose of an existing investment rests with the applicable Investment Committee or particular professionals employed by the Adviser, depending on the size and type of the investment. Accordingly, our success depends to a significant degree upon the contributions of certain key real estate professionals employed by the Adviser, each of whom would be difficult to replace. There is ever-increasing competition among alternative asset firms, financial institutions, private equity firms, investment advisors, investment managers, real estate investment companies, real estate investment trusts and other industry participants for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with the us or the Adviser, particularly in light of our perpetual-life nature, or that replacements will perform well. Neither we nor the Adviser have employment agreements with these individuals, and they may not remain associated with us. We also do not carry key person life insurance with respect to the Adviser’s key real estate professionals. If any of these persons were to cease their association with us, our operating results could suffer. Our future success depends, in large part, upon the Adviser’s ability to attract and retain highly skilled managerial, operational and marketing professionals. If the Adviser loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.

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

The Adviser will face a conflict of interest because the management fees it will receive are payable regardless of the performance of our portfolio and were not determined by arm's-length negotiations.

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

The Adviser and its affiliates will devote such time as they determine to be necessary to conduct our business affairs in an appropriate manner. The Adviser has rendered in the past and will continue to render in the future investment advisory and other services to other clients (including investment vehicles and accounts which have the same or similar investment strategies as us and which may compete with us for investment opportunities) and perform a variety of other functions that are unrelated to our operations. The directors, officers and employees of the Adviser and its affiliates are not required to devote all or any specific portion of their working time to our affairs and potential conflicts of interest will arise in allocating management, time, services or functions among us and such other clients, including clients that have the same or a similar type of investment strategy as we do. As a result of these conflicts, we may not receive the level of support and assistance that we otherwise might receive if we were internally managed. The Adviser and its affiliates are not restricted from entering other investment advisory relationships or from engaging in other business activities.

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

The Adviser allocates investment opportunities between us and Other J.P. Morgan Accounts in accordance with the Adviser’s investment allocation policy and accompanying procedures, which provide that the Adviser will allocate investment opportunities in a manner that it considers, in its sole discretion and consistent with its fiduciary obligations, to be reasonable. The Adviser’s allocation decisions are based upon the Adviser’s good faith assessment of various factors, including (i) the allocation queue, (ii) the timing constraints of the transaction, and (iii) the investment objectives, remaining investment periods, targeted rates of return, available capital, available financing and composition of the applicable Other J.P. Morgan Accounts and us. The allocation queue is managed primarily on a rotational basis. The order among the eligible accounts is based upon the amount of time elapsed since each account’s most recent allocation.

The Adviser calculates available capital, weighs the other factors described above (which will not be weighted equally) and makes other investment allocation decisions in accordance with its allocation policies and procedures in its sole discretion. The manner in which our available capital is determined may differ from, or subsequently change with respect to, Other J.P. Morgan Accounts. The amounts and forms of leverage utilized for investments is also determined by the Adviser and its affiliates in their sole discretion. Any differences or adjustments with respect to the manner in which available capital is determined with respect to us or Other J.P. Morgan Accounts may adversely impact our allocation of particular investment opportunities. The Adviser is entitled to amend its investment allocation policies and procedures at any time without prior notice or our consent.

Other J.P. Morgan Accounts with similar investment objectives to ours engage in numerous material real estate transactions each year. There are currently two open-ended, perpetual-life Other J.P. Morgan Accounts with similar U.S. real estate investment objectives to ours that may seek to pursue similar investment opportunities. Total equity investments in the United States by the two Other J.P. Morgan Accounts in each of 2021, 2022, and 2023 were approximately $1.4 billion, $1.2 billion and $0.2 billion, respectively. These two open-ended, perpetual-life Other J.P. Morgan Accounts have a combined net asset value of approximately $29.3 billion as of December 31, 2023. At times, additional Other J.P. Morgan Accounts, generally in the form of separately managed accounts, may seek to pursue similar investment opportunities, but their participation in the queue is relatively infrequent.

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

J.P. Morgan may raise capital for or manage Other J.P. Morgan Accounts which could result in the reallocation of J.P. Morgan personnel and the direction of potential investments to such Other J.P. Morgan Accounts.

J.P. Morgan reserves the right to raise capital for and manage capital for Other J.P. Morgan Accounts, including opportunistic and stabilized and substantially stabilized real estate funds or separate accounts, dedicated managed accounts, investments suitable for lower-risk, lower-return funds or higher-risk, higher-return funds, real estate-related securities obligation and trading investment vehicles, real estate funds primarily making investments in a single sector of the real estate investment space (e.g., office, industrial, retail or multifamily) or making non- controlling investments globally, in a particular region outside of the U.S., in public and private debt and equity securities and investment funds that may have the same or similar investment objectives or guidelines as us or investments, including those raised by us and one or more managed accounts (or other similar arrangements structured through an entity), for the benefit of one or more specific investors (or related group of investors) which, in each case, may have investment objectives or guidelines that overlap with ours. In particular, we expect that there will be overlap of real property and real estate-related securities investment opportunities with certain Other J.P. Morgan Accounts that are actively investing and similar overlap with future Other J.P. Morgan Accounts. The closing of an Other J.P. Morgan Account could result in the reallocation of J.P. Morgan personnel, including reallocation of existing real estate professionals, to such Other J.P. Morgan Account. In addition, potential investments that may be suitable for us may be directed toward such Other J.P. Morgan Account.

Our activities may be restricted because of regulatory requirements applicable to J.P. Morgan or its internal policies designed to comply with or limit the applicability of, or that otherwise relate to, such requirements.

There may be periods when the Adviser cannot initiate or recommend certain types of transactions, or must otherwise restrict or limit its advice in certain securities, derivatives and other instruments issued by or related to companies for which J.P. Morgan is performing investment banking, market making or other services or has proprietary positions. For example, when J.P. Morgan is engaged in an underwriting or other distribution of securities of, or advisory services for, a company, we will be prohibited from or limited in purchasing or selling securities of that company. In addition, there will be certain investment opportunities, investment strategies or actions that the Adviser will not undertake on behalf of, or recommend to, us in view of J.P. Morgan’s client or firm activities. J.P. Morgan maintains certain overall investment limitations on positions in securities or other financial instruments due to, among other things, investment restrictions imposed upon J.P. Morgan by law, regulation, contract or liquidity concerns. J.P. Morgan from time to time subscribes to or otherwise elects to become subject to investment policies on a firm-wide basis, including policies relating to ESG. Any of the foregoing limitations could preclude us from purchasing particular securities or financial instruments, even if such securities or financial instruments would otherwise meet our investment strategy. If certain aggregate ownership thresholds are reached or certain transactions are undertaken, our ability to purchase or dispose of investments, exercise rights or undertake business transactions will be restricted. An investment vehicle not affiliated with J.P. Morgan would not be subject to these restrictions or considerations in relation to transactions involving J.P. Morgan.

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

Conflict of interests could arise when we and the Other J.P. Morgan Accounts directly or indirectly make investments at different levels of an issuer’s or borrower’s capital structure or otherwise in different classes of the same issuer’s securities. In certain circumstances, Other J.P. Morgan Accounts may have different investment objectives or could pursue or enforce rights with respect to a particular issuer in which we have invested, and those activities could have an adverse effect on us. For example, if we hold debt instruments of an issuer and Other J.P. Morgan Accounts hold equity securities of the same issuer, then if the issuer experiences financial or operational challenges, we (as holder of the debt instrument) may seek a liquidation of the issuer, whereas the Other J.P. Morgan Accounts (which hold the equity securities) may prefer a reorganization of the issuer, and vice versa. In addition, an issuer in which we invest may use the proceeds of our investment to refinance or reorganize its capital structure which could result in repayment of debt held by Other J.P. Morgan Accounts. If the issuer performs poorly following such refinancing or reorganization, our results will suffer, whereas the Other J.P. Morgan Accounts’ performance will not be affected because the Other J.P. Morgan Accounts no longer have an investment in the issuer.

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

These conflicts are magnified with respect to issuers that become insolvent. Furthermore, it is possible that in connection with an insolvency, bankruptcy, reorganization, or similar proceeding we will be limited (by applicable law, courts or otherwise) in the positions or actions we will be permitted to take due to other interests held or actions or positions taken by J.P. Morgan and its affiliates, Other J.P. Morgan Accounts and the Adviser. Finally, in certain instances, personnel of J.P. Morgan may obtain information about an issuer that is material to the management of Other J.P. Morgan Accounts and that will at times limit the ability of personnel of the Adviser to buy or sell, or to recommend the buying or selling of, securities of that issuer on our behalf. The results of our investment activities may differ significantly from the results achieved by J.P. Morgan for Other J.P. Morgan Accounts or for its own account. The Adviser will manage us and the Other J.P. Morgan Accounts it advises or manages in accordance with their respective investment strategies and guidelines; however, J.P. Morgan will from time to time give advice and take action with respect to any current or future Other J.P. Morgan Account that competes or conflicts with the advice the Adviser gives to or actions the Adviser takes for us, including with respect to the timing or nature of actions relating to certain investments (including advising or having Other J.P. Morgan Accounts engage in short sales of securities or instruments issued by companies in which we have invested). Future investment activities by the Adviser on behalf of other clients will likely give rise to additional conflicts of interest and demands on the Adviser’s time and resources. While J.P. Morgan will seek to resolve any such conflicts in a fair and reasonable manner in accordance with its prevailing policies and procedures with respect to conflicts resolution among us and the Other J.P. Morgan Accounts, such transactions are not required to be presented to our board of directors for approval (unless otherwise required by our charter or investment guidelines), and there can be no assurance that any conflicts will be resolved in our favor.

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

We may directly or indirectly source, sell or purchase all or any portion of an asset (or portfolio of assets/investments) to or from the Adviser and its affiliates or their respective related parties, including parties which such affiliates or related parties, or Other J.P. Morgan Accounts, own or have invested in. Such transactions will be subject to the approval of a majority of directors (including a majority of our independent directors) not otherwise interested in the transaction pursuant to our charter. We may also source, sell to or purchase from third parties interests in or assets issued by affiliates of the Adviser or their respective related parties and such transactions would not require approval by our independent directors or an offset of any fees we otherwise owe to the Adviser or its affiliates. The transactions described above involve conflicts of interest, as the Adviser and its affiliates may receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction.

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

J.P. Morgan may structure certain investments such that one or more mezzanine or other investment funds, structured vehicles or other collective investment vehicles primarily investing in senior secured loans, distressed debt, subordinated debt, high-yield securities, CMBS and other similar debt instruments managed by affiliates of J.P. Morgan (collectively, "Debt Funds") are offered the opportunity to participate in the debt tranche of an investment owned by us or allocated to us. The Adviser and its affiliates owe fiduciary duties to the Debt Funds as well as to us. If the Debt Funds purchase high-yield securities or other debt instruments related to a property or real estate company that we hold an investment in (or if we make or have an investment in or, through the purchase of debt obligations become a lender to, a company or property in which a Debt Fund or an Other J.P. Morgan Account has a mezzanine or other debt investment), the Adviser and its affiliates will face a conflict of interest in respect of the advice given to, or the decisions made with regard to, the Debt Funds, such Other J.P. Morgan Accounts and us (e.g., with respect to the terms of such high-yield securities or other debt instruments, the enforcement of covenants, the terms of recapitalizations and the resolution of workouts or bankruptcies). Similarly, certain Other J.P. Morgan Accounts can be expected to invest in securities of publicly traded companies that are actual or potential investments of ours. The trading activities of Other J.P. Morgan Accounts may differ from or be inconsistent with activities that are undertaken for our account in any such securities. In addition, we may not pursue an investment otherwise within our investment objectives and guidelines as a result of such trading activities by Other J.P. Morgan Accounts.

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

We may provide debt financing as part of a third-party purchaser’s bid or acquisition of (or investment in) a portfolio entity (or the underlying assets of) owned by one or more Other J.P. Morgan Accounts (or in connection with the acquisitions by one or more Other J.P. Morgan Accounts or their affiliates of assets or interests (or portfolios thereof) owned by a third party). This may include making commitments to provide financing at, prior to or around the time that any such purchaser commits to or makes such investments. We may make investments and provide debt financing with respect to portfolio entities in which Other J.P. Morgan Accounts or affiliates hold or subsequently acquire an interest. While the terms and conditions of any such arrangements will generally be on market terms, the involvement of the Other J.P. Morgan Accounts or affiliates in such transactions may affect credit decisions and the terms of such transactions or arrangements or may otherwise influence the Adviser’s decisions, which will give rise to potential or actual conflicts of interest and which may adversely impact us. For example, such transactions may involve the partial or complete payoff of such loans (with related proceeds being received by the applicable Other J.P. Morgan Accounts) or otherwise result in restructurings of terms and pricing relating to such existing loans with the borrowers thereof in respect of which such Other J.P. Morgan Accounts may receive refinancing proceeds or a retained interest in such loans in accordance with such restructuring arrangements. Additionally, in certain situations we may not commit to provide financing until a third party has committed to make a deposit in connection with the acquisition of an investment from an Other J.P. Morgan Account, which may result in us being disadvantaged in the overall bid process or potentially not consummating the investment.

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

In addition, we may be subject to a federal corporate level tax rate (currently 21%) on the gain recognized from the sale of assets, excluding any sales that result in the deferral of income for U.S. federal income tax purposes, occurring within a specified period (5 years) after the date of our initial REIT election up to the amount of the built in gain that existed on January 1, 2023, which is based upon the fair market value of those assets in excess of the Company's tax basis on January 1, 2023. This gain can be offset by built in losses, including (with some limitation) federal net operating loss carryforwards, that exist on such a date. We do not intend to engage in any transaction that will result in federal corporate level tax due on any built in gain within the specified period.

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

To qualify as a REIT, we generally must distribute annually to our stockholders dividends equal to a minimum of 90% of our net taxable income, determined without regard to the dividends-paid deduction and excluding net capital gain. We will be subject to regular corporate income taxes on any undistributed REIT taxable income, including undistributed net capital gain, each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which dividends paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our share repurchase plan generally will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales. These options could increase our costs or reduce our equity.

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

In addition to any potential withholding tax on ordinary dividends (including with regard to a repurchase of our common stock to the extent not treated as a sale or exchange), a non-U.S. holder, other than a "qualified stockholder" or a "qualified foreign pension fund," as each is defined in Section 897 of the Code, that disposes of a "United States real property interest" ("USRPI") (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), or that receives a distribution from a REIT that is attributable to gains from such a disposition, is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended ("FIRPTA"), on the amount received from (or, in the case of a distribution, to the extent attributable to gains from) such disposition. FIRPTA gains must be reported on U.S. federal income tax returns and are subject to tax at regular U.S. federal income tax rates. Such tax does not apply, however, to gain on the disposition of stock in a REIT that is "domestically controlled." Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. holder on certain dispositions of shares of our common stock would be subject to tax under FIRPTA, unless (1) our shares of common stock were regularly traded on an established securities market and (2) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common stock. We do not expect our shares to be regularly traded on an established securities market. Furthermore, even if we are domestically controlled, distributions by us that are attributable to gains from dispositions of USRPIs will be subject to tax under FIRPTA and special withholding rules unless the conditions in clauses (1) and (2) of the immediately preceding sentence are satisfied, subject to certain exceptions. Proposed Treasury Regulations issued on December 29, 2022 (the "Proposed Regulations") would modify the existing Treasury Regulations relating to the determination of whether we will be a domestically controlled REIT by providing a look through rule for our stockholders that are non-publicly traded partnerships, REITs, regulated investment companies, or domestic "C" corporations owned 25% or more directly or indirectly by foreign persons ("foreign-owned domestic corporations") and by treating qualified foreign pension funds as foreign persons for this purpose. Although the Proposed Regulations are intended to be effective for transactions occurring on or after the date they are finalized, the preamble to the Proposed Regulations states that the IRS may challenge contrary positions that are taken before the Proposed Regulations are finalized. Moreover, the Proposed Regulations, as currently drafted, would apply to determine whether a REIT was domestically controlled for the entire five-year testing period prior to any disposition of our common stock, rather than applying only to the portion of the testing period beginning on or after the Proposed Regulations are finalized. The Proposed Regulations relating to foreign-owned domestic corporations are inconsistent with prior tax guidance. We cannot predict if or when or in what form the Proposed Regulations will be finalized or what our composition of investors that are treated as domestic under these final regulations will be at the time of enactment. Please consult your tax advisors.

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

To qualify as a REIT, we must annually satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as "rents from real property." In order for rents paid to the Operating Partnership by the taxable REIT subsidiary lessee pursuant to leases of our qualified lodging facility properties to qualify as "rents from real property" for purposes of the gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, financing arrangements, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we may fail to qualify as a REIT.

If any hotel managers that we may engage do not qualify as "eligible independent contractors," or if our hotels are not "qualified lodging facilities," we may fail to qualify as a REIT.

Rent paid by a lessee that is a "related party tenant" of ours generally will not be qualifying income for purposes of the two gross income tests applicable to REITs, but an exception is provided, however, for leases of "qualified lodging facilities" to a taxable REIT subsidiary so long as the hotels are managed by an "eligible independent contractor" and certain other requirements are satisfied. We expect to lease all or substantially all of our hotels to the taxable REIT subsidiary lessee, which is a disregarded subsidiary that is intended to qualify as a taxable REIT subsidiary. We expect that the taxable REIT subsidiary lessee will engage hotel managers and third-party property managers that are intended to qualify as "eligible independent contractors." Among other requirements, in order to qualify as an eligible independent contractor, the hotel manager must not own, directly or through its equity owners, more than 35% of our outstanding stock, and no person or group of persons can own more than 35% of our outstanding stock and the equity interests of the hotel manager, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35% thresholds are complex, and monitoring actual and constructive ownership of our stock by our hotel managers and their owners may not be practical. Accordingly, there can be no assurance that these ownership levels will not be exceeded.

In addition, for a hotel management company to qualify as an eligible independent contractor, such company or a related person must be actively engaged in the trade or business of operating "qualified lodging facilities" (as defined below) for one or more persons not related to the REIT or its taxable REIT subsidiary at each time that such company enters into a hotel management contract with a taxable REIT subsidiary or its taxable REIT subsidiary lessee. No assurances can be provided that any hotel managers that we may engage will in fact comply with this requirement in the future. Failure to comply with this requirement would require us to find other managers for future contracts, and if we hired a management company without knowledge of the failure, it could jeopardize our status as a REIT.

Finally, each property that we lease to our taxable REIT subsidiary lessee must be a "qualified lodging facility." A "qualified lodging facility" is a hotel, motel, or other establishment more than one-half of the dwelling units in which are used on a transient basis, including customary amenities and facilities, provided that no wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who is legally authorized to engage in such business at or in connection with such facility. The

REIT provisions of the Code provide only limited guidance for making determinations under the requirements for qualified lodging facilities, and there can be no assurance that these requirements will be satisfied.

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

Our ability to dispose of property is restricted as a result of our REIT status. Under applicable provisions of the Code regarding prohibited transactions by REITs, we will be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through a subsidiary entity, including the Operating Partnership, but excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business unless a safe harbor applies under the Code. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

As an externally-managed company, our day-to-day operations are managed by our Adviser and our executive officers under the oversight of our board of directors. Our executive officers are senior professionals of our Adviser and our Adviser is a subsidiary of J.P. Morgan. As such, we are reliant on J.P. Morgan for assessing, identifying and managing material risks to our business from cybersecurity threats.

Cybersecurity risk is an important and continuously evolving focus for us, the Adviser, J.P. Morgan, and its affiliates. Significant resources are devoted to protecting and enhancing the security of computer systems, software, networks, storage devices, and other technology. The Adviser’s security efforts are designed to protect against, among other things, cybersecurity attacks by unauthorized parties attempting to obtain access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage.

The Adviser, J.P. Morgan, and its affiliates have experienced, and expect to continue to experience, a higher volume and complexity of cyber-attacks against the backdrop of heightened geopolitical tensions. The Adviser leverages J.P. Morgan’s Global Technology’s Cybersecurity and Technology Control (“CTC”) Function, which is responsible for the governance and oversight of J.P. Morgan’s cybersecurity program. In partnership with J.P. Morgan’s lines of business, the CTC organization identifies information security risk issues and champions programs for the technological protection of J.P. Morgan’s information resources, including applications, infrastructure and confidential information related to the firm’s clients. J.P. Morgan has implemented measures and controls reasonably designed to address this increased risk, such as enhanced threat monitoring. There can be no assurance that the measures taken by us, the Adviser, J.P. Morgan and its affiliates will be successful in defending against cyber-attacks.

The Adviser closely collaborates with J.P. Morgan to understand the full spectrum of cybersecurity risks in the operating environment, enhance defenses and improve resiliency. J.P. Morgan actively participates in discussions and simulations of cybersecurity risks internally and administers ongoing initiatives to educate its employees on cybersecurity risks.

Third parties with which we, the Adviser, J.P. Morgan and its affiliates do business or that facilitate our, the Adviser’s, J.P. Morgan’s, and its affiliates’ business activities (e.g., vendors, supply chain, exchanges, clearing houses, central depositories, and financial intermediaries) are also sources of cybersecurity risk to us. Third-party incidents such as system breakdowns or failures, misconduct by the employees of such parties, or cyber-attacks, including ransomware and supply-chain compromises, could affect a third party’s ability to deliver a product or service to us or the Adviser, or result in losing or compromising our or our stockholders’, clients’ and customers’ information. Stockholders, clients and customers are also sources of cybersecurity risk to us and our information assets, particularly when their activities and systems are beyond our, the Adviser’s, J.P. Morgan’s, and its affiliates’ security and control systems. However, where cybersecurity incidents occur because of stockholder, client or customer failures to maintain the security of their own systems and processes, they are responsible for losses incurred. J.P. Morgan engages in periodic discussions with external parties concerning cybersecurity risks including opportunities to improve cybersecurity.

We believe that risks from cybersecurity incidents have not materially affected or are not reasonably likely to materially affect us or our business strategy, results of operations or financial condition.

Organization and Management

To help safeguard the confidentiality, integrity and availability of our infrastructure, resources and information, J.P. Morgan maintains an Information Security Program designed to prevent, detect and respond to cyberattacks. In addition, the Adviser leverages J.P. Morgan’s cybersecurity incident response plan (“IRP”), which is designed to enable us, the Adviser and its affiliates to respond to attempted cybersecurity incidents, coordinate such responses with law enforcement and other government agencies, and notify stockholders, clients, and customers, as applicable.

The Global Chief Information Security Officer (“CISO”) is responsible for J.P. Morgan’s Information Security Program, which includes managing its global cybersecurity operations centers, providing training, conducting cybersecurity event simulation exercises, overseeing its policies and standards relating to information technology risk and security management, and enhancing, as needed, its information security capabilities. The CISO reports to the Global Chief Information Officer and is a member of key cybersecurity governance forums. The CISO leads the Global Cybersecurity and Technology Controls organization, which is responsible for identifying technology and cybersecurity risks and for implementing and maintaining controls to manage cybersecurity threats. The CISO is responsible for J.P. Morgan’s Information Security Program, which is designed to prevent, detect and respond to cyber-attacks to help safeguard the confidentiality, integrity and availability of J.P. Morgan’s infrastructure, resources and information. The program includes managing J.P. Morgan’s global cybersecurity operations centers, providing training, conducting cybersecurity event simulation exercises, implementing J.P. Morgan’s policies and standards relating to technology risk and cybersecurity management, and enhancing, as needed, J.P. Morgan’s cybersecurity capabilities.

J.P. Morgan’s board of directors oversees the Information Security Program (the “Program”) and a robust governance structure is designed to monitor, report, and escalate the status of information and cybersecurity risks. This structure uses key governance forums to disseminate management information and monitor Program efforts including through the use of key metrics. Established at multiple levels throughout J.P. Morgan, these forums include representatives from each line of business and relevant corporate functions including independent risk management and internal audit. The audit committee of J.P. Morgan’s board of directors reviews and approves the Program.

Oversight of Global Technology. including J.P. Morgan’s technology risk framework, comes from the Chief Information Officer and the Global Technology Operating Committee.

J.P. Morgan’s Information Security Program includes the following functions:

•
Cyber Operations, which is responsible for implementing and maintaining controls designed to detect and defend us, the Adviser, J.P. Morgan, and its affiliates against cyberattacks, and includes a dedicated function that monitors for cybersecurity threats and vulnerabilities among our, the Adviser, J.P. Morgan and its affiliates third-party suppliers.
•
Technology Governance, Risk & Controls, which is responsible for delivering and operationalizing key risk and control frameworks, regulatory discovery, control catalogs and assessments of controls, as well as overseeing governance and reporting of technology and cybersecurity risk.
•
Enterprise Product and Line of Business Security, which oversees the cybersecurity and technology controls for business products and applications.
•
Assurance & Enterprise Architecture, which oversees the effectiveness of technology used in connection with cybersecurity controls, data and programs.

J.P. Morgan’s Security Awareness Program includes training that reinforces compliance with its policies, standards and practices relating to information technology risk and security management. The Security Awareness Program engages personnel through training on how to identify potential cybersecurity risks and protects our, the Adviser’s, J.P. Morgan’s and its affiliates’ resources and information. This training is mandatory for all employees globally on a periodic basis, and it is supplemented by testing initiatives, including periodic phishing tests. Finally, J.P. Morgan’s Global Privacy Program requires all employees to take periodic awareness training on data privacy. This privacy-focused training includes information about confidentiality and security, as well as responding to unauthorized access to or use of information.

Governance and Oversight

The governance structure for the Global Cybersecurity and Technology Controls organization is designed to appropriately identify, escalate and mitigate information security risks, including through the use of key governance forums that inform management concerning the prevention, detection, mitigation and remediation of cybersecurity incidents.

The Cybersecurity and Technology Controls Operating Committee (“CTOC”) is the principal management committee that oversees J.P. Morgan’s assessment and management of cybersecurity risk, including oversight of the implementation and maintenance of appropriate controls in support of J.P. Morgan’s Information Security Program. The membership of the CTOC includes representatives from the Global Cybersecurity and Technology Controls organization and relevant corporate functions, including Independent Risk Management (“IRM”) and Internal Audit. The CTOC includes members of J.P. Morgan management that have extensive experience in various technology and information security disciplines, including relevant employment in financial services and other highly regulated industries.

The CTOC is responsible for the governance of the firmwide Global Technology organization, including oversight of firmwide technology strategies, the delivery of technology and technology operations, the effective use of information technology resources, and monitoring and resolving key operational risk and control matters arising in the Global Technology organization. The CTOC escalates key operational risk and control issues, as appropriate, to the GTOC or its business controls committee.

Cybersecurity risk management and its governance are integrated into J.P. Morgan’s operational risk management framework, including through the escalation of key risk and control issues to our Company’s management team and our board of directors. In addition, the Adviser works with J.P. Morgan to assess and challenge activities and risk management practices relating to the identification, assessment, measurement and mitigation of cybersecurity risk.

As needed, the Adviser collaborates with J.P. Morgan to engage third-party assessors or auditing firms with industry-recognized expertise on cybersecurity matters to review specific aspects of its cybersecurity risk management framework, processes and controls.

As part of its oversight of its risk management framework J.P. Morgan’s Cybersecurity Team provides our board of directors with periodic updates concerning cybersecurity risk matters. These updates generally include information regarding cybersecurity and technology developments, J.P. Morgan’s Information Security Program and recommended changes to that program, cybersecurity policies and practices, and ongoing initiatives to improve information security, as well as any significant cybersecurity incidents and the Adviser’s and J.P. Morgan’s efforts to address those incidents. Our audit committee assists our board of directors in this oversight.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2023, we were not involved in any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Offerings of Common Stock

We are conducting a public offering of common stock. The Offering consists of four classes of shares of our common stock: Class T shares, Class S shares, Class D shares, and Class I shares. The purchase price per share for each class of our common stock is the transaction price that will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. As of March 18, 2024, we had 141 holders of Class D, 407 holders of Class I, 1 holder of Class S, 137 holders of Class E and 22 holders of Class Y shares of common stock sold in the Offerings. The share classes have different upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees. Other than the differences in upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market, and there is no established public trading market for our common stock.

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class sold in the Offerings:

	Class D	Class I	Class S	Class T	Class E	Class X	Class Y
	Shares	Shares	Shares	Shares	Shares	Shares(1)	Shares
Selling commissions and dealer manager fees (% of transaction price)	up to 1.5%	—	up to 3.5%	up to 3.5%	—	—	up to 3.5%
Stockholder servicing fee (% of NAV)	0.25%	—	0.85%	0.85%	—	—	0.85%

(1) As of March 18, 2024, our board of directors had not yet approved the sale of Class X shares.

For Class S shares sold in the primary offering, investors will pay upfront selling commissions of up to 3.5% of the transaction price. For Class T shares sold in the primary offering, investors will pay upfront selling commissions of up to 3.0% of the transaction price and upfront dealer manager fees of 0.5% of the transaction price, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. For Class D shares sold in the primary offering, investors will pay upfront selling commissions of up to 1.5% of the transaction price. Prior to December 31, 2022, no upfront selling commissions were paid on Class D shares, Class S shares or Class T shares. For Class Y shares sold in a private offering, investors will pay upfront selling commissions of up to 3.5% of the transaction price. There are no upfront selling commissions or dealer manager fees with respect to Class I shares, Class E shares or Class X shares. For the year ended December 31, 2023, we incurred upfront selling commissions of $0.01 million.

The Dealer Manager, a registered broker-dealer affiliated with the Adviser, serves as the dealer manager for the Offerings and is entitled to receive stockholder servicing fees of 0.85% per annum of the aggregate NAV for Class T shares and Class S shares. For Class T shares, such stockholder servicing fee includes an investment professional stockholder servicing fee of 0.65% per annum and a dealer stockholder servicing fee of 0.20% per annum of the aggregate NAV for the Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the investment professional stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. For Class D shares, the Dealer Manager is entitled to a stockholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares. The stockholder servicing fee on Class D shares was waived during the year ended December 31, 2023, and the NAV attributable to current stockholders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity. For Class Y shares, the Dealer Manager in entitled to a stockholder servicing fee equal to 0.85% per annum of the aggregate NAV for the Class Y shares. There is no stockholder servicing fee with respect to Class I shares, Class E shares or

Class X shares. For the year ended December 31, 2023, the ratio of the cost of raising equity capital to the gross amount of equity capital raised inclusive of all offerings was less than 0.01%.

The Dealer Manager anticipates that all or a portion of the upfront selling commissions, dealer manager and stockholder servicing fees will be paid to participating broker-dealers. Through December 31, 2023, the Dealer Manager has not retained any upfront selling commissions, dealer manager or stockholder servicing fees.

Pursuant to a separate private offering, JPMIM agreed to purchase $25 million in Class E shares, Class E Operating Partnership units, or a combination thereof, and up to an additional $75 million in Class E shares or Class E units. JPMIM's commitments to purchase such Class E shares and Class E units from us expired in August 2023 and as of December 31, 2023, we had called all of JPMIM's commitments. As of December 31, 2023, we had received $162.1 million in commitments to purchase shares of our common stock and Operating Partnership units, including the shares and units to be purchased by JPMIM, and have sold $62.0 million in Class E shares and $94.2 million in Class E units from such commitments. We are not required to call all of the capital commitments made by investors pursuant to the Initial Capitalization prior to their expiration. In addition, we sold $2.6 million Class E shares to employees of the Adviser.

We are also conducting a private offering of Class E shares and Class I shares which is separate from the Initial Capitalization. The aggregate purchase price paid by each investor in the private offering of Class E and Class I shares will be allocated equally to the purchase of Class E shares and Class I shares.

We are also conducting a private offering of our Class Y shares.

The purchase price per share for each class of our common stock will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the values of our investments, the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including the allocation/accrual of any performance participation, and any stockholder servicing fees applicable to such class of shares. The following valuation methods are used for purposes of calculating our NAV:

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
•
Investments in real estate-related and other securities are classified as trading securities which the Adviser generally values on the basis of publicly available market quotations or at fair value determined in accordance with GAAP. We generally determine the fair value of our investments in real estate-related and other securities by utilizing third-party service providers whenever available.
•
Treasury note futures contracts are valued based on quoted market prices for identical instruments.

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

The following table presents our monthly NAV per share for each of the seven classes of shares from July 31, 2022 through December 31, 2023:

	Class D Shares	Class I Shares	Class S Shares	Class T Shares	Class E Shares	Class X Shares	Class Y Shares
July 31, 2022	$—	$—	$—	$—	$10.00	$—	$—
August 31, 2022	—	—	—	—	10.00	—	—
September 30, 2022	—	—	—	—	10.02	—	—
October 31, 2022	—	—	—	—	10.04	—	—
November 30, 2022	—	10.04	—	—	10.05	—	—
December 31, 2022	—	10.05	—	—	10.07	—	—
January 31, 2023	10.06	10.05	—	—	10.08	—	—
February 28, 2023	10.70	10.69	—	—	10.83	—	—
March 31, 2023	10.39	10.51	—	—	10.88	—	—
April 30, 2023	10.51	10.50	—	—	10.83	—	—
May 31, 2023	10.48	10.53	—	—	10.87	—	—
June 30, 2023	10.48	10.53	—	—	10.89	—	—
July 31, 2023	10.48	10.53	—	—	10.90	—	—
August 31, 2023	10.47	10.51	10.87	—	10.89	—	—
September 30, 2023	10.48	10.53	10.90	—	10.93	—	—
October 31, 2023	10.51	10.56	10.92	—	10.98	—	—
November 30, 2023	10.27	10.34	10.66	—	10.71	—	—
December 31, 2023	10.25	10.29	10.60	—	10.65	—	—

Net Asset Value

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. We believe our NAV is a meaningful supplemental non-GAAP operating metric. The following table provides a breakdown of the major components of our NAV as of December 31, 2023 ($ and shares in thousands):

Components of NAV	December 31, 2023
Investments in real estate	$292,890
Investment in real estate debt	16,825
Investments in real estate-related and other securities	416
Cash and cash equivalents	32,452
Restricted cash	231
Other assets	9,516
Debt obligations	(113,516)
Other liabilities	(3,791)
Stockholder servicing fees payable the following month(1)	—
Non-controlling interests in joint ventures	(3,769)
JPMIM mandatorily redeemable instruments(2)	(101,753)
Net asset value	$129,501
Number of outstanding shares	12,362

(1) Stockholder servicing fees only apply to Class D, Class S, Class T and Class Y shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class D, Class S, Class T and Class Y shares. As of December 31, 2023, we had accrued under GAAP $0.04 million of stockholder servicing fees.

(2) Represents Class E shares and Class E units in the Operating Partnership held by the Adviser that are mandatorily redeemable (collectively the "Mandatorily Redeemable Instruments") and only subject to delays to the continuous obligation to ultimately redeem the Class E shares and Class E units once sufficient availability exists under the share repurchase agreements. Therefore, the Class E shares and Class E units held by the Adviser are classified as a liability pursuant to ASC 480, Distinguishing Liabilities From Equity and are presented as Mandatorily Redeemable Instruments at the initial funding amount received, which is equivalent to fair value at the issuance dates. Subsequently, the Mandatorily Redeemable Instruments are carried at their cash redemption value as if the Class E shares and Class E units were repurchased or redeemable at the reporting date, which equals NAV per Class E share and Class E unit of $10.65.

The following table provides a breakdown of our total NAV and NAV per share by share class as of December 31, 2023 ($ and shares in thousands, except per share data):

NAV Per Share	Class D Shares	Class I Shares	Class S Shares	Class T Shares	Class E Shares	Class X Shares	Class Y Shares	Total
Net asset value attributable to common stockholders	$5,162	$55,511	$576	$—	$68,252	$—	$—	$129,501
Number of outstanding shares	504	5,397	54	—	6,407	—	—	12,362
NAV Per Share	$10.25	$10.29	$10.60	$—	$10.65	$—	$—

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the December 31, 2023 valuations, based on property types. As of December 31, 2023, our single-family rental investment purchased on December 15, 2023 was valued at cost, which approximated fair value.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	6.95%	5.38%
Industrial	7.31%	5.60%

These assumptions are determined by our independent valuation advisor and reviewed by the Adviser. A change in the assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values
Discount Rate	0.25% decrease	2.03%	1.99%
(Weighted average)	0.25% increase	(1.82)%	(1.88)%
Exit Capitalization Rate	0.25% decrease	2.99%	3.06%
(Weighted average)	0.25% increase	(2.67)%	(2.74)%

The following table reconciles stockholders’ equity per our Consolidated Balance Sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	December 31, 2023
Stockholders’ equity under GAAP	$107,360
Adjustments:
Organization, offering costs and operating expenses(1)	10,846
Accrued stockholder servicing fees(2)	36
Unrealized real estate and borrowings appreciation, net(3)	2,114
Accumulated depreciation and amortization(4)	9,487
Straight-line rent receivable(5)	(342)
NAV	$129,501

(1) The Adviser has agreed to advance our organization and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through the second anniversary of the commencement of the Offering. We will reimburse the Adviser for such advanced expenses ratably over the 60 months following July 22, 2024, the second anniversary of the commencement of the Offering. In addition, the Adviser has agreed to advance on our behalf certain of our operating expenses through the earlier of (i) the first date that our NAV reaches $500 million and (ii) December 31, 2024 at which point we will reimburse the Adviser for all such advanced expenses ratably over the 60 months following such date. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For the purposes of calculating NAV, such costs will be recognized as a reduction to NAV as they are reimbursed ratably over the 60-month reimbursement period.

(2) Stockholder servicing fees only apply to Class D, Class S, Class T and Class Y shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class D, Class S, Class T and Class Y shares.

(3) Our investments in real estate are presented under historical cost in our GAAP consolidated financial statements. Additionally, our mortgage notes and credit facility with U.S. Bank National Association (the "Credit Facility") (collectively, "Borrowings") are presented at their carrying value in our consolidated financial statements. As such, any changes in the fair market value of our investments in real estate or our Borrowings are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and our Borrowings are recorded at fair value.

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

The following table details the aggregate distribution declared for each of our share classes for the year ended December 31, 2023:

	For the Year Ended December 31, 2023
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y
Aggregate gross distributions declared per share of common stock	$0.4295	$0.4295	$0.1874	$—	$0.4295	$—	$—
Stockholder servicing fee per share of common stock(1)	—	—	(0.0387)	—	—	—	—
Net distributions declared per share of common stock	$0.4295	$0.4295	$0.1487	$—	$0.4295	$—	$—

(1) Stockholder servicing fees only apply to Class D, Class S, Class T and Class Y shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class D, Class S, Class T and Class Y shares. As of December 31, 2023, we had accrued under GAAP $0.04 million of stockholder servicing fees. The stockholder servicing fee on Class D shares was waived during the year ended December 31, 2023, and the NAV attributable to current stockholders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity.

For the year ended December 31, 2023, we declared distributions on our common stock in the amount of $3.5 million. The following table outlines the tax character of our distributions paid in 2023 as a percentage of total distributions. The distribution declared on December 29, 2023 was paid in January 2024 and is excluded from the analysis as it is considered a 2024 tax event.

Record Date	Ordinary Income	Capital Gains	Return of Capital
2023 Tax Year	—%	—%	100%

The following table summarizes our distributions declared and paid on our shares of common stock declared and paid during the year ended December 31, 2023 ($ in thousands):

	Year Ended December 31, 2023
	Amount	Percentage
Distributions
Paid in cash	$2,506	80%
Reinvested in shares	646	20%
Total distributions	$3,152	100%
Source of Distributions
Cash flows from operating activities	$2,402	76%
Offering proceeds(1)	750	24%
Total sources of distributions	$3,152	100%
Cash flows from operating activities(2)	$2,402

(1) Includes proceeds from the sale of common stock and units in our Operating Partnership.

(2) Proceeds from our offerings and cash flows from operating activities were used to pay distributions for the year ended December 31, 2023. The cash flows from operating activities were impacted by a settlement of approximately $2.1 million of real estate tax liabilities that were assumed as part of our acquisition of Caroline West Gray and Caroline Post Oak multifamily investments during the three months ended December 31, 2022. In conjunction with the acquisition of Caroline West Gray and Caroline Post Oak, and as a result of agreeing to assume the real estate tax liabilities of the seller of approximately $2.1 million, we reduced the cash consideration to the seller by approximately $2.1 million. During the first quarter of 2023, the tax payment was made directly to the taxing authority and not the seller. The payment is included within operating activities on the statement of cash flows for the year ended December 31, 2023.

In addition to the distributions declared and paid on our common stock, we declared and paid $3.0 million for Mandatorily Redeemable Instruments during the year ended December 31, 2023. Such amounts are recorded in mandatorily redeemable instruments interest costs on the Consolidated Statements of Operations and distributions declared but not yet paid as of December 31, 2023 are recorded in accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets, respectively.

Unregistered Sales of Equity Securities

During the year ended December 31, 2023, we issued 4,551,619 and 734,186 of unregistered Class E and Class I common stock to accredited investors in a private placement for an aggregate purchase price of $48.9 million and $7.7 million, respectively. Pursuant to our distribution reinvestment plan, we issued 15,256 and 5,322 Class E and Class I shares to accredited investors for an aggregate purchase price of $0.2 million and $0.1 million, respectively.

The transactions described above were exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a) (2) and Regulation D thereof as they were not part of any public offering and did not involve any general solicitation or general advertising.

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

As of December 31, 2023, we received net proceeds of $54.4 million from the Offering. The following table summarizes certain information about the Offering proceeds ($ and shares in thousands):

	Class D Shares	Class I Shares	Class S Shares	Class T Shares	Total
Offering proceeds:
Shares sold(1)	504	4,693	54	—	5,251
Gross offering proceeds	$5,267	$48,626	$606	$—	$54,499
Selling commissions and other dealer manager fees	—	—	(15)	—	(15)
Accrued stockholder servicing fees(2)	—	—	(36)	—	(36)
Net offering proceeds	$5,267	$48,626	$555	$—	$54,448
(1) Shares sold includes shares issued under our distribution reinvestment plan.

(2) Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class D, Class S, and Class T shares. As of December 31, 2023, we had accrued under GAAP $0.04 million of stockholder servicing fees. The stockholder servicing fee on Class D shares was waived during the year ended December 31, 2023, and the NAV attributable to current stockholders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity.

As of December 31, 2023, we primarily used the net proceeds from the unregistered sales along with the proceeds received from the Offering toward the acquisition of $290.6 million of real estate, an investment in real estate debt of $16.8 million and investments of $0.4 million in real estate-related and other securities. In addition to the net proceeds from the Offering, we financed our investments with $21.3 million of financing from the Credit Facility, which was subsequently repaid in full, and $113.6 million from mortgage notes, net of deferred financing costs, including an assumed loan of $28.2 million. In addition, we may from time to time use proceeds from the Offering to pay down our Credit Facility if there are no acquisitions at the time proceeds are received. See Item 7 — "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" for additional details on our borrowings.

Share Repurchases

We adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class D, Class I, Class S, Class T, Class I, Class X and Class Y shares is limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares are repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year are repurchased at 98% of the transaction price. In the event we determine to repurchase some but not all of the shares submitted for repurchase during any month, shares submitted for repurchase during such month will be repurchased on a pro rata basis based on the amount requested after we have repurchased all shares for which repurchase was requested due to death, disability or divorce and other limited exceptions. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds we may use for repurchase during any calendar month and quarter.

During the three months ended December 31, 2023, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Period	Total number of shares (or Units) repurchased	Repurchases as a percentage of NAV(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Repurchased Under the Publicly Announced Plans or Programs
October 2023	—	—	$—	—	—
November 2023	26,306	0.24%	10.56	26,306	—
December 2023	—	—	—	—	—

(1) Represents aggregate NAV of shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.

Class E Share Repurchase Rights

The Class E shares issued in the Initial Capitalization are not eligible for repurchase pursuant to our share repurchase plan. The Class E shares issued in the Initial Capitalization will only be eligible for repurchase by us following the earlier to occur of (i) July 22, 2025, the third anniversary of the date that we commenced the Offering, and (ii) the date that our aggregate NAV is at least $1.5 billion. Following such period, holders of Class E shares (other than the Class E shares purchased by JPMIM as part of the Initial Capitalization) may request that we repurchase such holder’s Class E shares on a monthly basis. We will repurchase Class E shares at a price per share equal to the most recently determined NAV per Class E share as of the repurchase date.

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

We intend to contribute the net proceeds from the Offerings which are not used or retained to pay the fees and expenses attributable to our operations to the Operating Partnership. The Operating Partnership will use the net proceeds received from us to make investments in accordance with our investment strategy and policies.

The number and type of properties or real estate-related and other investments that we acquire will depend upon real estate market conditions, the amount of proceeds we raise in the Offerings and other circumstances existing at the time we are acquiring such assets.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenue or income to be derived from acquiring properties, real estate debt and real estate-related or other securities.

2023 Highlights

Capital raising and distributions

•
Declared distributions totaling $6.5 million for the year ended December 31, 2023, including $3.0 million related to Class E shares and Class E units owned by the Adviser. The details of the average annualized distributions rates and total returns as of December 31, 2023 are shown in the following table:

	Class D	Class I	Class S	Class E
Average Annualized Distribution Rate(1)	4.44%	4.41%	N/A	4.26%
Year-to-Date Total Return, without upfront selling commissions(2)	6.18%	6.59%	-1.27%	10.14%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	4.61%	6.59%	-4.61%	10.14%
Inception-to-Date Total Return, without upfront selling commissions(2) (3)	6.18%	6.27%	-1.27%	8.31%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2) (3)	4.61%	6.27%	-4.61%	8.31%

(1) The annualized distribution rate is calculated as the current month's distribution annualized and divided by the prior month's NAV, which is inclusive of all fees and expenses. Average annualized distribution rate is only presented for share classes with at least two full quarters of distributions.

(2) Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Inception-to-date total returns are annualized.

(3) The inception date was January 3, 2023 for Class D shares, November 1, 2023 for Class I shares, August 1, 2023 for Class S shares and August 1, 2022 for Class E shares.

•
Raised net proceeds of $159.4 million (inclusive of proceeds raised from the sale of Class E shares and Class E units to the Adviser) from the sale of shares of our common stock during the year ended December 31, 2023.

Investing

•
We acquired two real estate properties for a total purchase price of $88.3 million, inclusive of closing costs. The acquisitions were primarily funded with a combination of proceeds from the sale of common stock and sale of units from the Operating Partnership. See Note 4 — "Investments in Real Estate" to our consolidated financial statements in this Annual Report on Form 10-K.
o
On July 17, 2023, we acquired a pre-leased truck transload facility located within the Savannah, Georgia metropolitan area for $75.2 million, inclusive of closing costs.
o
On December 1, 2023, we entered into a purchase and sale agreement to acquire a single-family rental residential community under development within the Sarasota, Florida metropolitan area. The property will contain 126 three-bedroom townhomes, all with high-end unit finishes and community amenities, including a pool and dog park. The total purchase price will be approximately $45.4 million, exclusive of closing costs. Upon execution of the purchase and sale agreement, we were obligated to deliver a cash deposit in the amount of $9.1 million to be held in escrow. A portion of the deposit will be applied towards the purchase price for each closing beginning with the second closing. The property is currently under development and townhomes will be conveyed on a rolling basis in multiple tranches containing approximately 18-36 townhomes per closing. On December 15, 2023, we closed on the initial tranche of 36 townhomes for $13.1 million, inclusive of closing costs.
•
Invested $29.6 million, net of redemptions, in a money market fund managed by an affiliate of the Adviser during the year ended December 31, 2023.

Financings

•
During the year ended December 31, 2023, we repaid the full outstanding balance of $40.2 million on our Credit Facility.

Portfolio

The following chart outlines the percentage of our assets across investments in real estate, investment in real estate debt and investment in real estate-related and other securities based on fair value by category as of December 31, 2023:

Asset Allocation(1)
<1%
5%
94%
Real estate
Real estate debt
Real estate-related and other securities

(1) Real estate includes our direct property investments; real estate debt is a mezzanine loan; and real estate-related and other securities consist of our U.S. Treasury investment.

The following charts further describe the composition of our investments in real estate based on estimated fair value as of December 31, 2023:

Property Type
32%
64%
4%
Multifamily
Single-family rental
Industrial

Investments in real estate

As of December 31, 2023, we owned six real estate properties which are summarized in the following table ($ in thousands):

Property type	Number of Properties	Sq. Ft. (in thousands)/Number of Units	Occupancy Rate(1)	Gross Asset Value(2)	Revenue(3)	Percent of Revenue
Multifamily	3	688 units	92%	$186,269	$14,709	83.0%
Single-family rental	1	36 units	—%	13,021	—	—%
Industrial	2	560sq. ft.	100%	93,600	3,004	17.0%
Total	6			$292,890	$17,713	100.0%

(1) Reflects real estate operating property investments only. Occupancy for our multifamily and single-family rental properties is measured monthly by dividing property market rent for occupied units by the gross market rent potential of all units. Gross market rent potential is the average monthly market rent of all units at the property. For our industrial properties, occupancy represents the percentage of all leased square footage divided by the total available square footage as indicated. An operating property is an existing property that was purchased, regardless of current occupancy. For a newly developed property, operating is defined as reaching 60% occupancy or having been available for occupancy for a year from its certificate of occupancy.

(2) Based on fair value as of December 31, 2023.

(3) Revenue is calculated as annualized revenue inclusive of tenant recoveries, straight-line rent, above-market lease amortization and below-market lease amortization.

The following table provides information regarding our real estate properties as of December 31, 2023:

Property Type and Investment	Number of Properties	Location(3)	Acquisition Date	Ownership Interest(1)	Sq. Feet (in thousands)/Number of Units	Occupancy(2)
Multifamily:
Caroline West Gray	1	Houston, TX	November 2022	95%	275	92%
Caroline Post Oak	1	Houston, TX	November 2022	95%	238	91%
Coda on Centre	1	Pittsburgh, PA	December 2022	100%	175	94%
Total multifamily	3				688
Single-family rental:
Fiore(4)	1	Sarasota, FL	December 2023	100%	36	—%
Total single-family rental	1				36
Industrial:
6200 Bristol	1	Philadelphia, PA	October 2022	100%	424	100%
Savannah Truck Terminal	1	Savannah, GA	July 2023	100%	136	100%
Total industrial	2				560

(1) Certain of the joint venture agreements entered into by us provide the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any profits interest due to the other partner will be reported within non-controlling interests in consolidated joint ventures on our Consolidated Balance Sheets.

(2) Reflects real estate operating property investments only. Occupancy for our multifamily properties is measured monthly by dividing property market rent for occupied units by the gross market rent potential of all units. Gross market rent potential is the average monthly market rent of all units at the property. For our industrial investments, occupancy represents the percentage of all leased square footage divided by the total available square footage as indicated. An operating property is an existing property that was purchased, regardless of current occupancy. For a newly developed property, operating is defined as reaching 60% occupancy or having been available for occupancy for a year from its certificate of occupancy.

(3) Refers to the metropolitan statistical area.

(4) The initial tranche of 36 townhomes acquired on December 15, 2023 is included as a single property.

Lease expirations

The following table details the expiring leases at our industrial properties by annualized base rent as of December 31, 2023 ($ in thousands). The table below excludes our multifamily and single-family rental properties as substantially all leases at such properties expire within 12 months:

	Industrial
Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Based Rent Expiring
2024	—	$—	0%
2025	—	—	0%
2026	—	—	0%
2027	—	—	0%
2028	—	—	0%
2029	—	—	0%
2030	1	3,972	80%
2031	—	—	0%
2032	—	—	0%
2033	—	—	0%
Thereafter	1	1,008	20%
Total	2	$4,980	100%

(1) Annualized base rent is determined from the annualized straight-line rent due to expire in the year of lease expiration and excludes tenant recoveries, above-market lease amortization and below-market lease amortization.

Investment in real estate debt

The following table summarizes our investment in real estate debt as of December 31, 2023 and December 31, 2022 ($ in thousands):

					December 31, 2023		December 31, 2022
Real Estate Debt	Number of Positions	Credit Rating	Coupon	Maturity Date	Cost Basis	Fair Value	Cost Basis	Fair Value
Mezzanine loan	1	Not Rated	SOFR + 5.22%	September 7, 2024	$16,825	$16,825	$16,825	$16,825

Investments in real estate-related and other securities

The following table summarizes our investment in real estate-related and other securities as of December 31, 2023 and December 31, 2022 ($ in thousands):

			December 31, 2023			December 31, 2022
Real Estate-Related and Other Securities	Coupon	Maturity Date	Face Amount	Cost Basis	Fair Value	Face Amount	Cost Basis	Fair Value
CMBS	SOFR + 0.75%	April 30, 2024	$—	$—	$—	$2,000	$1,840	$1,842
U.S. Treasury(1)	N/A	March 14, 2024	420	409	416	—	—	—
Total real estate-related and other securities			$420	$409	$416	$2,000	$1,840	$1,842

(1) Includes $0.4 million of securities pledged as collateral related to the treasury note futures contracts.

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	For the Year Ended December 31,
	2023	2022
Revenues
Rental revenue	$17,713	$2,066
Total revenues	17,713	2,066
Expenses
Rental property operating	5,274	561
General and administrative	3,835	2,799
Depreciation and amortization	7,860	1,076
Total expenses	16,969	4,436
Other income (expense), net
Income from investment in real estate debt	1,738	545
Income (loss) from investments in real estate-related and other securities	(372)	8
Mandatorily redeemable instruments interest costs	(4,500)	(376)
Interest expense	(7,245)	(1,349)
Other income (expense), net	1,206	(211)
Total other expense, net	(9,173)	(1,383)
Net loss	$(8,429)	$(3,753)
Net loss attributable to non-controlling interests in consolidated joint ventures	(103)	(21)
Net loss attributable to JPMREIT stockholders	$(8,326)	$(3,732)
Net loss per share of common stock - basic and diluted	$(1.03)	$(5.22)
Weighted-average shares of common stock outstanding - basic and diluted	8,069	715

Rental revenue

Rental revenue increased for the year ended December 31, 2023 in comparison to the corresponding period in 2022 due to the timing of acquisitions made during the year ended December 31, 2022 and new acquisitions made during the year ended December 31, 2023. Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, single-family rental and industrial properties. Rental revenue, aside from short term leases generally less than one year in term, is recognized on a straight-line basis over the life of the lease, including any fixed and measurable rent escalations and abatements.

Rental property operating expenses

Rental property operating expenses consist of the costs of ownership and operation of the real estate investments. Examples of rental property operating expenses include insurance, utilities, real estate taxes and repair and maintenance expenses. Rental property operating expenses also include general and administrative expenses unrelated to the operations of the properties. Rental property operating expenses increased for the year ended December 31, 2023 in comparison to the corresponding period in 2022 due to the timing of acquisitions made during the year ended December 31, 2022 and new acquisitions made during the year ended December 31, 2023.

General and administrative expenses

During the year ended December 31, 2023, general and administrative expenses increased by $1.0 million in comparison to the corresponding period in 2022. The increase in general and administrative expenses was driven by an increase in general corporate costs, such as professional fees, legal fees and insurance premiums of $0.5 million, an increase in accrued asset management fees of $0.4 million and an increase in amortization of restricted stock awards of $0.1 million.

Depreciation and amortization expenses

Depreciation and amortization expenses are impacted by the fair values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. During the year ended December 31, 2023, depreciation and amortization expenses increased by $6.8 million in comparison to the corresponding period in 2022. The increase in depreciation and amortization expenses were driven by an increase in depreciation of $4.7 million, as well as an increase in amortization expense of in-place lease intangibles of $2.1 million due to the timing of acquisitions made during the year ended December 31, 2022 and new acquisitions made during the year ended December 31, 2023.

Income from investment in real estate debt

During the year ended December 31, 2023, income from our investment in real estate debt increased by $1.2 million in comparison to the corresponding period in 2022 primarily due to our acquisition of our investment in real estate debt on September 2, 2022, as well as an increase in interest rates. The increase in interest income was offset by a decrease in reimbursable income of $0.06 million.

Income (loss) from investments in real estate-related and other securities

During the year ended December 31, 2023, income (loss) from our investments in real estate-related and other securities decreased by $0.4 million in comparison to the corresponding period in 2022. The decrease in income (loss) from our investments in real estate-related and other securities was primarily driven by an increase in interest income of $0.2 million, offset by an increase in the realized loss from the sale of investments in real estate-related and other securities of $0.6 million.

Mandatorily redeemable instruments interest costs

During the year ended December 31, 2023, mandatorily redeemable instruments interest costs increased by $4.1 million in comparison to the corresponding period in 2022 due to an increase in the allocation of appreciation of $1.3 million relating to the charge on the redemption value adjustment of Mandatorily Redeemable Instruments and an increase in distribution expense of $2.8 million.

Interest expense

During the year ended December 31, 2023, interest expense increased by $5.9 million in comparison to the corresponding period in 2022. Interest expense primarily consists of interest expense incurred on our mortgage notes and Credit Facility. The increase in interest expense was primarily due to entering into the Credit Facility during the three months ended September 30, 2022 and entering into the mortgage notes in conjunction with our acquisitions of real estate investments during the three months ended December 31, 2022.

Other income (expense), net

Other income (expense), net went from an expense of $0.2 million for the year ended December 31, 2022 to income of $1.2 million for the year ended December 31, 2023 primarily due to an increase in interest income $0.1 million, dividend income of $0.7 million primarily driven by our investment in a money market fund, an increase in net unrealized gain (loss) on treasury note futures contracts of $0.6 million, offset by a realized loss on treasury note futures contracts of $0.1 million.

Net loss attributable to non-controlling interests in consolidated joint ventures

During the year ended December 31, 2023, net loss attributable to non-controlling interests in consolidated joint ventures increased by $0.08 million in comparison to the corresponding period in 2022 primarily due to the timing of our purchase of Caroline West Gray and Caroline Post Oak properties in which a 5% non-controlling interest is held by our joint venture partner.

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

The Adviser will advance our organization and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through July 22, 2024, the second anniversary of the commencement of the Offering. We will reimburse the Adviser for such advanced expenses ratably over the 60 months following July 22, 2024, the second anniversary of the commencement of the Offering. We accrued approximately $6.7 million and $5.5 million of organization and offering expenses payable to the Adviser which are included in due to affiliate on our Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022, respectively. In addition, the Adviser will advance on our behalf certain of our operating expenses through the earlier of (i) the first date that our NAV reaches $500 million and (ii) December 31, 2024 at which point we will reimburse the Adviser for all such advanced expenses ratably over the 60 months following such date. The Adviser advanced, and we accrued, approximately $7.9 million and $4.4 million of operating expenses which are included in due to affiliate on our Consolidated Balance Sheets in this Annual Report on Form 10-K as of December 31, 2023 and December 31, 2022, respectively.

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

Pursuant to a private offering, JPMIM agreed to purchase $25.0 million in Class E shares or Class E units, or a combination thereof, and up to an additional $75.0 million in Class E shares or Class E units. JPMIM's commitments to purchase such Class E shares and Class E units from us expired in August 2023 and as of December 31, 2023, we have called all of JPMIM's commitments. As of December 31, 2023, we received $162.1 million in commitments to purchase shares of our common stock and Class E units, including the shares and units to be purchased by JPMIM, and have sold $62.0 million in Class E shares and $94.2 million in Class E units from such commitments. We are not required to call all of the capital commitments made by investors pursuant to the Initial Capitalization prior to their expiration. In addition, we sold $2.6 million Class E shares to employees of the Adviser.

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

On August 31, 2022, we entered into a credit agreement (the "Credit Agreement") with U.S. Bank National Association. The Credit Agreement provided for aggregate commitments of up to $65 million for secured revolving loans and letter of credit issuances, with an accordion feature pursuant to which the Operating Partnership may increase the aggregate commitments up to $150 million, subject to the satisfaction of certain conditions. The Credit Facility may be used to fund acquisitions, to repurchase shares pursuant to our share repurchase plan or for any other corporate purpose. Funds available under the Credit Facility may be reduced at any given time if we use borrowings under the Credit Facility to fund share repurchases, distributions, investments, or for other corporate purposes. We amended the Credit Agreement on August 25, 2023 to (i) extend the maturity date to August 29, 2024, (ii) decrease the aggregate commitments from up to $65 million to up to $8 million and (ii) increase the applicable margin to 2.45%.

The following table is a summary of our mortgage notes as of December 31, 2023 and December 31, 2022 ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	December 31, 2023	December 31, 2022
Caroline West Gray	5.44%	12/1/2029	$45,911	$45,911
Caroline Post Oak	5.44%	12/1/2029	40,528	40,528
Coda on Centre	4.28%	5/1/2029	28,907	29,399
Total fixed-rate loans			115,346	115,838
Deferred financing costs, net			(1,030)	(1,202)
Mortgage discount, net			(739)	(876)
Total mortgage notes			$113,577	$113,760

The following table is a summary of our indebtedness under our Credit Facility as of December 31, 2023 and December 31, 2022 ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	December 31, 2023	December 31, 2022
Credit Facility(1)	SOFR + 2.45%	8/29/2024	$8,000	$—	$40,200

(1) The Credit Facility has a one-year extension of the maturity date at our request. See Note 8 — "Mortgage Notes and Credit Facility" to our consolidated financial statements in this Annual Report on Form 10-K.

Effective March 12, 2024, we requested a decrease in the aggregate commitments under the Credit Facility from up to $8 million to $0.0. The decrease in the aggregate commitments effectively terminated the Credit Facility.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022
Net cash provided by operating activities	$2,402	$1,134
Net cash used in investing activities	(90,532)	(193,046)
Net cash provided by financing activities	115,025	197,500
Net change in cash and cash equivalents	$26,895	$5,588

Cash flows provided by operating activities increased by $1.3 million for the year ended December 31, 2023 compared to the corresponding period in 2022. The increase was due to the growth of our portfolio.

Cash flows used in investing activities decreased by $102.5 million for the year ended December 31, 2023 compared to the corresponding period in 2022 primarily due to a decrease in our acquisitions of real estate of $88.6 million and a decrease in purchases of investments in real estate debt of $16.8 million, offset by an increase in net proceeds from real estate-related and other securities of $2.7 million and an increase in return on deposits on real estate acquisition of $1.8 million.

Cash flows provided by financing activities decreased by $82.5 million for the year ended December 31, 2023 compared to the corresponding period in 2022 primarily due to an increase in proceeds from the issuance of common stock of $80.3 million, an increase in proceeds from the issuance of Mandatorily Redeemable Instruments of $8.9 million, a decrease in proceeds from mortgage notes of $86.4 million, a decrease in proceeds from credit facility of $41.7 million and an increase in repayments of credit facility of $38.7 million.

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

Impairment of Long-Lived Assets

Our estimate of the expected future cash flows in testing for impairment is subjective and based on, among other things, our estimates regarding future market conditions, rental rates, occupancy levels, costs of tenant improvements, assumptions regarding the residual value of our properties at the end of our anticipated holding period, discount rates, exit capitalization rates and the length of our anticipated holding period. In preparing the projection of undiscounted future cash flows, we estimate exit capitalization rates and market rental rates using information that we obtain from market comparability studies and other comparable sources and apply the undiscounted cash flows against our expected holding period. These assumptions could differ materially from actual results. If changes in our strategy or the market conditions result in a reduction in the holding period and an earlier sale date, an impairment loss could be recognized and such loss could be material. If impairment was indicated, the carrying value of the property would be written down to its estimated fair value based on our best estimate of the property's discounted future cash flows using market derived capitalization rates, discount rates and market rental rates applied against our expected hold period.

Using the methodology discussed above, we evaluated our entire portfolio, as of December 31, 2023 and 2022, for any impairment indicators. We did not record any impairment losses for the year ended December 31, 2023 or December 31, 2022.

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

Investment in real estate debt

Our investment in real estate debt consists of an investment in a mezzanine loan. Our investment in real estate debt is carried at fair value as we elected the fair value option. Investments with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to December 31, 2023 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness(1)	$143,895	$—	$13,063	$13,051	$117,781
Property purchase commitments(2)	32,400	32,400	—	—	—
Organizational, offering and operating costs	14,583	665	8,750	5,168	—
Mandatorily redeemable instruments(3)	101,753	—	101,753	—	—
Total	$292,631	$33,065	$123,566	$18,219	$117,781

(1) The allocation of our indebtedness includes both principal and interest payments.

(2) The property purchase commitments relate to the purchase and sale agreement to acquire a single-family rental residential community under development within the Sarasota, Florida metropolitan area. See Note 16 — "Commitments and Contingencies" to our consolidated financial statements in this Annual Report on Form 10-K.

(3) We will be required to repurchase mandatorily redeemable Class E units and Class E shares owned by JPMIM starting at the earliest of (i) the first date that our NAV reaches $1.5 billion or (ii) three years from the commencement of the Offering, July 6, 2025. See Note 13 — “Mandatorily Redeemable Instruments” to our consolidated financial statement in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense costs. We may seek to manage or mitigate our risk to the exposure of interest risk through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of December 31, 2023, the outstanding principal balance of our variable rate indebtedness was $0.0 million from our Credit Facility which is indexed to the one-month forward-looking term rate based on the Secured Overnight Financing Rate ("SOFR") as maintained by CME Group Benchmark Administration Ltd. (the "Reference Rate"). For the year ended December 31, 2023, a 10% increase in the Reference Rate would have resulted in increased interest expense of $0.05 million.

We have invested a portion of our portfolio in floating rate investments in real estate debt and real estate-related and other securities and intend to invest in both fixed and floating rate real estate debt investments and securities in the future. On floating-rate investments in real estate debt and real estate-related and other securities, our net income will increase or decrease depending on interest rate movements. For the year ended December 31, 2023, a 10% decrease in the Reference Rate would have resulted in decreased interest income from our floating rate investment in real estate debt of $0.09 million, and a decrease in interest income from our floating rate investments in real estate-related and other securities of less than $0.01 million. Additionally, interest rate movement can impact the valuation of real estate debt and real estate-related and other securities depending on various aspects of the instrument, including, but not limited to, the credit rating, duration and structure of the interest rate payments.

Market risk

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, we will assess our interest rate cash flow risk by (i) continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and (ii) evaluating hedging opportunities. We will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income from changes in interest rates, the overall returns on your investment may be reduced. See Note 3 — "Summary of Significant Accounting Policies" and Note 16 — "Derivatives" to our consolidated financial statement in this Annual Report on Form 10-K.

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

Management's report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal financial officer, evaluated as of December 31, 2023, the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2023.

The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of an independent registered public accounting firm regarding internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Resignation of Michael P. Kelly

On March 13, 2024, Michael P. Kelly notified our board of directors that he will resign from his positions as the Chief Executive Officer, Chairperson of the Board and member of our board of directors, effective March 19, 2024. Mr. Kelly’s resignation is not due to any disagreements with the Company on any matter relating to the Company’s operations, policies, or practices.

Appointment of Chad Tredway

In connection with Mr. Kelly’s resignation, on March 13, 2024, our board of directors appointed Chad Tredway to serve as Chief Executive Officer, Chairperson of the Board and member of our board of directors, effective March 19, 2024. There is no family relationship between Mr. Tredway and any of our directors or other executive officers, and there are no related party transactions with regard to Mr. Tredway that are reportable under Item 404(a) of Regulation S-K. Mr. Tredway will not receive any direct compensation from the Company.

Mr. Tredway's biographical information is set forth below.

Mr. Tredway, age 40, has been a Managing Director of JPMIM since December 2023, and Head of Real Estate Americas since February 2024. Previously, Mr. Tredway founded and led Trio Investment Group (“Trio”), a boutique real estate investment management firm, specializing in institutional sale leaseback strategies, now part of JPMAM's Real Estate Americas. Prior to founding Trio in 2021, Mr. Tredway was Managing Director and Head of J.P. Morgan's Real Estate Banking business. In this role, Mr. Tredway oversaw more than $20 billion in commercial real estate loan exposure and led a national team of 250 professionals. Furthermore, Mr. Tredway held senior roles within Commercial Term Lending at J.P. Morgan, where he helped build the largest multifamily lending portfolio in the United States. Mr. Tredway holds a B.A. from Loyola University Chicago.

Mr. Tredway will be a valuable member of our board of directors because of his extensive real estate investment and real estate debt experience and his experience with J.P. Morgan.

In connection with Mr. Tredway’s appointment, we entered into an indemnification agreement (the “Indemnification Agreement”) with Mr. Tredway (the “Indemnitee”). We previously entered into substantially identical indemnification agreements with our other directors and officers. The Indemnification Agreement provides that, subject to certain limitations set forth therein, we will indemnify the Indemnitee to the fullest extent permitted by Maryland law and our charter, for amounts incurred as a result of the Indemnitee’s service in his role as an officer and director of us or in other roles as we may require from time to time. The Indemnification Agreement further provides that, subject to the limitations set forth therein, we will advance all reasonable expenses to the Indemnitee in connection with proceedings covered by the Indemnification Agreement.

The description of the Indemnification Agreement in this Annual Report on Form 10-K is a summary and is qualified in its entirety by the full terms of the Indemnification Agreement. We have filed a Form of Indemnification Agreement with our initial Registration Statement on Form S-11, Commission File No. 333-265588, filed June 14, 2022.

Unregistered Sale of Equity Securities

On March 1, 2024, pursuant to our distribution reinvestment plan, we issued 3,436 Class E, 2,555 Class I and 313 Class Y shares at a price per share of $10.65, $10.28 and $10.70 to accredited investors for an aggregate purchase price of $0.04 million, $0.03 million and $3.4 thousand, respectively.

On March 1, 2024, we issued 184,660 Class E, 166,070 Class I and 215,376 Class Y unregistered shares of common stock at a price per share of $10.65, $10.28 and $10.90 to accredited investors in a private placement for an aggregate purchase price of $2.0 million, $1.7 million and $2.3 million, respectively. The aggregate commissions paid in connection with the sale of Class Y shares were $0.04 million.

The transactions described above were exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) and Regulation D thereof because they were not part of any public offering and did not involve any general solicitation or general advertising.

Credit Facility Reduction

Effective March 12, 2024, pursuant to the Credit Agreement dated August 31, 2022, by and among us, as initial guarantor, the Operating Partnership as initial borrower, and U.S. Bank National Association as lender, we executed and delivered a Facility Reduction Request (the "Facility Reduction Request") to reduce the maximum aggregate commitments to $0.0. The delivery of the Facility Reduction Request permanently reduced the aggregate commitments available under the Credit Facility.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers are set forth below.

Name	Age	Position
Michael P. Kelly	58	Chairperson of the Board and Chief Executive Officer
Chad Tredway	40	Chairperson of the Board and Chief Executive Officer*
Douglas A. Schwartz	53	Co-President
Dave S. Esrig	57	Co-President
Lawrence A. Goodfield, Jr.	45	Chief Financial Officer and Treasurer
Christian P. Porwoll	57	Secretary
J. Scott Napier	54	Senior Vice President - Head of Investor Relations
Randy A. Daniels	72	Independent Director
Justin M. Murphy	57	Independent Director
Yvonne D. Nelson	65	Independent Director
William L. Ramseyer	82	Lead Independent Director

* Effective March 19, 2024

Michael P. Kelly has served as our Chairperson of the Board and Chief Executive Officer since November 2021. Mr. Kelly was a Managing Director of JPMIM and Head of Real Estate Americas from July 2019 to January 2024, where he led the more than 250-person group that manages more than $72 billion of assets across a range of debt, core, mid-risk and opportunistic strategies on behalf of institutional, sovereign and high net worth investors. Mr. Kelly recently chaired the Real Estate Americas Management Committee as well as the U.S. Real Estate Oversight Committee. From July 2013 until July 2019, Mr. Kelly was Head of Portfolio Management, Real Estate Americas, and was responsible for oversight of the portfolio managers for U.S. real estate funds and separate accounts, and from October 2009 until July 2013, Mr. Kelly was Head of Debt Capital Markets. Before joining J.P. Morgan in 2009, he was a Director and Head of Real Estate Conduit and Workouts for Citigroup Global Markets from May 2007 to October 2009. From May 2006 to May 2007, Mr. Kelly was a Vice President and Originator in the Large Loan CMBS Group of Goldman Sachs Commercial Mortgage Capital. From September 1991 to March 2006, Mr. Kelly held several roles at New York Life Investment Management, where, at the time of his departure, he was a Managing Director and Co-Head of Commercial Mortgage Origination. Mr. Kelly holds a B.S. in Business Management from Springfield College and an M.S. in Real Estate from New York University and holds Series 3, 7 and 63 licenses.

Mr. Kelly is a valuable member of our board of directors because of his extensive real estate and investment experience and his tenure with J.P. Morgan.

On April 17, 2023, Mr. Kelly notified us of his decision to retire in 2024 from JPMAM. On March 13, 2024, Mr. Kelly gave notice to our board of directors of his resignation from his positions as the Chief Executive Officer, Chairperson of the Board and member of our board of directors effective March 19, 2024.

Chad Tredway will serve as our Chairperson of the Board, Chief Executive Officer and member of our board of directors effective March 19, 2024. Mr. Tredway has been a Managing Director of JPMIM since December 2023 and Head of Real Estate Americas since February 2024. Previously, Mr. Tredway founded and led Trio Investment Group (“Trio”), a boutique real estate investment management firm, specializing in institutional sale leaseback strategies, now part of JPMAM's Real Estate Americas. Prior to founding Trio in 2021, Mr. Tredway was Managing Director and Head of J.P. Morgan's Real Estate Banking business. In this role, Mr. Tredway oversaw more than $20 billion in commercial real estate loan exposure and led a national team of 250 professionals. Furthermore, Mr. Tredway held senior roles within Commercial Term Lending at J.P. Morgan, where he helped build the largest multifamily lending portfolio in the United States. Mr. Tredway holds a B.A. from Loyola University Chicago.

Mr. Tredway will be a valuable member of our board of directors because of his extensive real estate investment and real estate debt experience and his tenure with J.P. Morgan.

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

J. Scott Napier has served as our Senior Vice President - Head of Investor Relations since March 13, 2024. In his role, Mr. Napier leads a team of investment specialists focused on advising clients on real estate strategies and execution. Prior to joining J.P. Morgan in August 2022, Mr. Napier was Senior Vice President, Head of Intermediary Distribution at Heitman LLC, where he led distribution, product development and operations for the Wealth Management business from May 2018 to August 2022. Mr. Napier has also held senior leadership roles at Invesco and Oppenheimer Funds. Mr. Napier is on the Board of the Institute for Portfolio Alternatives and holds the Certified Investment Management Analyst (CIMA) designation. Mr. Napier maintains the Series 7, 66, 63 and 24 FINRA licenses and received a M.B.A. from Emory University Goizueta School of Business and B.A. from The University of Texas.

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

Yvonne D. Nelson has served as an Independent Director since June 2022. Ms. Nelson served in various roles at the New York City Comptroller, Bureau of Asset Management from February 2005 to her retirement in August 2021. From 2008 to 2021, she served as Head of Real Estate and investment advisor to five New York City pension systems with a joint allocation of nearly $20 billion to separate core and non-core real estate investment programs. From 2005 to 2008, Ms. Nelson was a senior real estate investment officer where her primary responsibility was the underwriting of new investment opportunities as well as the preservation of capital for existing investments. Before joining the Bureau of Asset Management, Ms. Nelson was Vice President of The Community Development Trust, a private REIT that provides debt and equity capital to create and preserve affordable rental housing throughout the United States, from September 2002 to January 2005. Since 2017, Ms. Nelson has served as Secretary and a member of the Audit Committee and Grants Committee of the Pension Real Estate Association (PREA) Foundation, a nonprofit organization that fosters the inclusion of under-represented groups in commercial real estate. Ms. Nelson also served on the board of PREA from 2010 to 2016, including as Chair from 2014 to 2015. She was also a member of PREA Institutional Investor Council from 2017 to 2021. Since 2022, Ms. Nelson has served as an Independent Advisory Board member for a private industrial real estate fund and as an Independent Trustee of a private real estate debt fund. Ms. Nelson holds a B.A. in Urban Design from New York University and an M.B.A. in Finance from Rutgers University.

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

Audit Committee

Our board of directors has established an audit committee, which consists of Randy A. Daniels, Justin M. Murphy, William L. Ramseyer and Yvonne D. Nelson. Mr. Daniels serves as the chairperson of the audit committee and qualifies as an "audit committee financial expert" as that term is defined by the SEC. The SEC has determined that the audit committee financial expert designation does not impose on a person with that designation any duties, obligations or liability that are greater than the duties, obligations or liability imposed on such person as a member of the audit committee of the board of directors in the absence of such designation. The audit committee assists the board of directors in overseeing:

•
our accounting and financial reporting processes,
•
the integrity and audits of our financial statements,
•
our compliance with legal and regulatory requirements,
•
the qualifications and independence of our independent auditors,
•
the performance of our internal and independent auditors, and
•
our cybersecurity matters.

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

ITEM 11. EXECUTIVE COMPENSATION

Independent Director Compensation

Starting July 22, 2022, each of our independent directors received an annual retainer of $75,000, consisting of $50,000 paid in equal quarterly installments in cash or Class E shares based on the most recent NAV, or a combination thereof, at the election of the director, and $25,000 in the form of an annual grant of Class E restricted common stock. The restricted stock will vest one year from the date of grant and will be based on the per share price of our common stock offered in this initial primary offering. In addition, the chairperson of our audit committee receives an additional annual cash retainer of $10,000. We do not intend to pay our directors additional fees for attending board meetings, but we intend to reimburse each of our directors for reasonable out-of-pocket expenses incurred in attending board and committee meetings (including, but not limited to, airfare, hotel and food). Our directors who are affiliated with the Adviser or J.P. Morgan will not receive additional compensation for serving on the board of directors or committees thereof.

The following table sets forth the compensation to our independent directors for the fiscal year ended December 31, 2023 ($ in thousands):

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Randy A. Daniels	$35	$50	$85
Justin M. Murphy	50	25	75
Yvonne D. Nelson	25	50	75
William L. Ramseyer	50	25	75

(1) Includes the total value in restricted and unrestricted Class E common stock awarded to each of the independent directors during 2023. The grants of Class E restricted common stock were made on August 14, 2023 and vest one year from the date of issuance. The restricted stock grants were valued based on a NAV per share of $10.90, the then current NAV per share of our Class E common stock.

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

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our board of directors because we do not pay any compensation to our officers. Our independent directors participate in the consideration of independent director compensation. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFITICAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2023, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time:

Plan category	(a) Number of Securities to be issued upon exercise of outstanding options, warranties, and rights	(b) Weighted average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by the security holders	—	$—	480,824
Equity compensation plans not approved by the security holders	N/A	N/A	N/A
Total	—	$—	480,824

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 14, 2024, information regarding the number and percentage of shares owned by each director, our chief executive officer, each executive officer, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of outstanding shares of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the directors and named executive officers named below is in care of our principal executive offices at 277 Park Avenue, 9th Floor, New York, New York 10172.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of common shares
Directors and Named Executive Officers
Michael P. Kelly**	26,289	*
Douglas A. Schwartz	105,157	*
Dave S. Esrig	7,629	*
Lawrence A. Goodfield, Jr.	5,257	*
Christian P. Porwoll	5,253	*
J. Scott Napier	3,474	*
Randy A. Daniels	8,509	*
Justin M. Murphy	4,979	*
Yvonne D. Nelson	8,509	*
William L. Ramseyer	4,979	*
All directors and executive officers as a group (10 persons)	180,035	1%
5% Stockholders
Selective Insurance Group, Inc.(1)	1,791,045	12%
Chesapeake Employers Insurance Company(2)	947,012	6%

* Less than 1%

** Mr. Kelly will serve as our Chief Executive Officer, Chairperson of our board of directors and member of our board of directors until March 19, 2024. Chad Tredway will replace Mr. Kelly effective March 19, 2024. Mr. Tredway does not beneficially own shares of our common stock. See Item 10 — "Directors, Executive Officers and Corporate Governance."

(1) Includes 716,418 Class E shares held by Selective Way Insurance Company and 1,074,627 Class E shares held by Selective Insurance Company of America, each of which is a wholly-owned subsidiary of Selective Insurance Group, Inc. The business address of Selective Insurance Group, Inc. is 40 Wantage Avenue, Branchville, NJ 07890. Selective Insurance Group, Inc. is an insurance company.

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

The Adviser and J.P. Morgan

We are externally managed by J.P. Morgan Investment Management Inc. JPMIM is one of the industry’s premier global real estate investment managers. JPMIM has over 50 years of experience advising and managing some of the world’s most respected corporations, pension plans, governments, institutions and high net worth investors on their real estate investments, with assets under management of approximately $84 billion of debt and equity real estate investments, including approximately $72 billion in assets managed in the United States by its Real Estate Americas platform as of December 31, 2023.

Real Estate Americas ("REA") refers to J.P. Morgan Asset Management Holdings Inc. and its respective affiliates and subsidiaries and, where applicable, any successor thereto comprising the investment management businesses of JPMIM, JPMorgan Chase & Co. and their respective affiliates and subsidiaries and, where applicable, any successor thereto, with expertise in real estate and real estate-related investments in the United States. The REA platform has earned a market leadership position through its strategic relationships and information advantage. The REA team includes over 250 professionals across six U.S. offices in Boston, Chicago, Dallas, Los Angeles, New York and San Francisco. The team combines regional and local market expertise with a multidisciplinary approach to investment, including acquisitions, asset management, research, debt capital markets, development and engineering, client strategy, financial, tax, valuations, and product development.

Pursuant to the Advisory Agreement, the Adviser has contractual and fiduciary responsibilities to us and our stockholders and will be responsible for sourcing, evaluating and monitoring our investment opportunities and making decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors. We or the Adviser may retain other service providers in connection with our operations, including administration, legal and accounting support. The Adviser leverages the global resources of REA to achieve our investment goals and objectives.

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

Term and termination rights

The current term of the Advisory Agreement expires on November 13, 2024, subject to renewals by our board of directors for an unlimited number of successive one-year periods. Our independent directors will evaluate the performance of the Adviser before renewing the Advisory Agreement. The Advisory Agreement may be terminated:

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

Management fee

As compensation for its services provided pursuant to the Advisory Agreement, we pay the Adviser a management fee equal to 1.00% of our NAV for the Class T shares, Class S shares, Class D shares and Class I shares per annum and 0.75% of our NAV for Class Y shares and Class X shares per annum, payable monthly. Additionally, to the extent that the Operating Partnership issues Operating Partnership units to parties other than us, the Operating Partnership will pay the Adviser a management fee equal to 1.00% of the NAV of the Operating Partnership attributable to such Class T, Class S, Class D and Class I Operating Partnership units and 0.75% of the NAV of the Operating Partnership attributable to such Class Y and Class X Operating Partnership units not held by us per annum payable monthly. In calculating our management fee, we will use our NAV before giving effect to accruals for the management fee, performance participation allocation, stockholder servicing fees or distributions payable on our shares. The value of any investment in JPM-Advised Funds with respect to which we incur a management fee will be excluded from our NAV for the purposes of calculating the management fee payable to the Adviser. We do not pay the Adviser a management fee with respect to the Class E shares or Class E units and as a result, it is a class-specific expense.

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

The Adviser previously agreed to waive its management fee through December 31, 2022, thus we incurred no management fee expense during the fiscal year ended December 31, 2022. During the fiscal year ended December 31, 2023, we incurred a management fee expense of $0.4 million.

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

The Adviser will advance on our behalf certain operating expenses through the earlier of (i) the first date that our NAV reaches $500 million and (ii) December 31, 2024. We will reimburse the Adviser for all such advanced operating expenses ratably over the 60 months following such date.

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

The Adviser will advance our organization and offering expenses on our behalf through the second anniversary of the commencement of this offering. We will reimburse the Adviser for all such advanced expenses ratably in 60 equal monthly installments following the second anniversary of the commencement of this offering. After the second anniversary of the commencement of this offering, we will reimburse the Adviser for any organization and offering expenses that it incurs on our behalf as and when incurred.

As of December 31, 2023, we had $14.6 million of organization, offering and operating costs to be reimbursed to the Adviser.

Reimbursement by the Adviser

Commencing with the first four fiscal quarters after July 22, 2022, the Adviser will reimburse us for any expenses that cause our Total Operating Expenses in any four consecutive fiscal quarters to exceed the greater of: (1) 2% of our Average Invested Assets and (2) 25% of our Net Income.

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

For the year ended December 31, 2023, we were in compliance with this requirement.

Performance Participation

So long as the Advisory Agreement has not been terminated (including by means of non-renewal), the Special Limited Partner will hold a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership equal to 12.5% of the Total Return, subject to a 5% Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined below) with respect to Operating Partnership Units and 10.0% of the Total Return, subject to a 7% Hurdle Amount and a High-Water Mark, with a Catch-Up (each term defined below) with respect to Class X units of the Operating Partnership ("Class X Units") and Class Y units of the Operating Partnership ("Class Y Units"), respectively. Such allocation will be measured on a calendar year basis, made quarterly and accrued monthly. The performance participation interest is not paid on the Class E units, and as a result, it is a class-specific expense.

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

Specifically, the Special Limited Partner will be allocated a performance participation with respect to the Performance Participation of Operating Partnership Units in an amount equal to:

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

The Special Limited Partner will be allocated a performance participation with respect to Class X Units and Class Y Units in an amount equal to:

•
First, if the Class X and Class Y Total Return for the applicable period exceeds the sum of (i) the Class X and Y Hurdle Amount for that period and (ii) the Class X and Y Loss Carryforward Amount (any such excess, "Class X and Class Y Excess Profits"), 50% of such Class X and Y Excess Profits until the total amount allocated to the Special Limited Partner equals 10% of the sum of (x) the Class X and Y Hurdle Amount for that period and (y) any amount allocated to the Special Limited Partner pursuant to this clause (this is commonly referred to as a "Catch-Up"); and
•
Second, to the extent there are remaining Class X and Y Excess Profits, 10% of such remaining Class X and Y Excess Profits.

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

"Class X and Y Total Return" for any period since the end of the prior calendar year shall equal the sum of:

(i)
all distributions accrued or paid (without duplication) on the Class X Units and Class Y Units outstanding at the end of such period since the beginning of the then-current calendar year, plus
(ii)
the change in aggregate NAV of such Class X Units and Class Y Units since the beginning of the year, before giving effect to (x) changes resulting solely from the proceeds of issuances of Class X Units and Class Y units, (y) any allocation/accrual to the performance participation interest and (z) applicable stockholder servicing fee expenses (including any payments made to us for payment of such expenses).

For the avoidance of doubt, the calculation of Total Return and Class X and Y Total Return will (i) include any appreciation or depreciation in the NAV of units issued during the then-current calendar year but (ii) exclude the proceeds from the initial issuance of such units.

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

"Class X and Y Hurdle Amount" for any period during a calendar year means that amount that results in a 7% annualized internal rate of return on the NAV of the Class X Units and Class Y Units outstanding at the beginning of the then-current calendar year and all Class X Units and Class Y Units issued since the beginning of the then-current calendar year, taking into account the timing and amount of all distributions accrued or paid (without duplication) on all such Class X Units and Class Y Units and all issuances of Class X Units and Class Y Units over the period and calculated in accordance with recognized industry practices. The ending NAV of the Class X Units and Class Y Units used in calculating the internal rate of return will be calculated before giving effect to any allocation or accrual to the Quarterly Allocation or Year-End Allocation, as applicable, and any applicable Distribution Fee expenses, provided that the calculation of the Class X and Y Hurdle Amount for any period will exclude any Class X Units and Class Y Units repurchased during such period, which Class X Units and Class Y Units will be subject to the performance participation allocation upon repurchase as described below.

Except as described in Loss Carryforward below, any amount by which Total Return falls below the Hurdle Amount will not be carried forward to subsequent periods. Except as described in the Class X and Y Loss Carryforward below, any amount by which Class X and Y Total Return falls below the Class X and Y Hurdle Amount will not be carried forward to subsequent periods.

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

"Class X and Y Loss Carryforward Amount" shall initially equal zero and shall cumulatively increase by the absolute value of negative annual Class X and Y Total Return and decrease by any positive annual Class X and Y Total Return, provided that the Class X and Y Loss Carryforward Amount shall at no time be less than zero and provided further that the calculation of the Class X and Y Loss Carryforward Amount will exclude the Class X and Y Total Return related to any Class X Units and Class Y Units repurchased during the year, which will be subject to the performance participation allocation upon repurchase as described below. The effect of the Class X and Y Loss Carryforward Amount is that the recoupment of past annual Class X and Y Total Return losses will offset the positive annual Class X and Y Total Return for purposes of the calculation of the Special Limited Partner's performance participation. This is referred to as a "High-Water Mark."

The Special Limited Partner will also be allocated a performance participation with respect to all Performance Participation OP Units, Class X Units and Class Y Units that are repurchased at the end of any month (in connection with repurchases of our shares in our share repurchase plan) in an amount calculated as described above with the relevant period being the portion of the year for which such unit was outstanding, and proceeds for any such unit repurchase will be reduced by the amount of any such performance participation.

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

In addition, so long as the Advisory Agreement has not been terminated (including by means of non-renewal), the Special Limited Partner shall be entitled to an annual distribution (the “Year-End Allocation”), promptly following the end of each calendar year in an amount equal to the items noted above, minus the cumulative amount of Quarterly Allocations distributed to the Special Limited Partner in the same calendar year to which the Year-End Allocation relates; provided, that such Year-End Allocation shall be reduced (but not below an amount equal to cumulative amount of Quarterly Allocations and the Year-End Allocation relating to such calendar year) by the amount of any direct or indirect performance fee or incentive allocation that the Partnership or the General Partner incurs as an investor in any JPM-Advised Fund with respect to such calendar year (such amount, the “JPM-Advised Fund Reduction Amount”); provided, further, that if the JPM-Advised Fund Reduction Amount reduces the Year-End Allocation below zero (such amount, a “JPM-Advised Fund Shortfall”), then subsequent distributions of any Quarterly Allocations or the Year-End Allocation in the subsequent calendar year shall be reduced by the absolute value of such JPM-Advised Fund Shortfall, until such time as no JPM-Advised Fund Shortfall remains. If all or any portion of a JPM-Advised Fund Shortfall is not applied pursuant to the previous sentence by the end of such calendar year, then distributions of any Quarterly Allocations and the Year-End Allocation in the subsequent four calendar years shall be reduced by an amount equal to (A) the remaining JPM-Advised Fund Shortfall, plus (B) an annual rate of 5% on the remaining JPM-Advised Fund Shortfall measured from the first day of the calendar year following the year in which the JPM-Advised Fund Shortfall arose and compounded quarterly (collectively, the “JPM-Advised Fund Quarterly Shortfall Obligation”) until such time as no JPM-Advised Fund Quarterly Shortfall Obligation remains; provided, that the Special Limited Partner (or its Affiliate) may make a full or partial cash payment to reduce the JPM-Advised Fund Quarterly Shortfall Obligation at any time; provided, further, that if any JPM-Advised Fund Quarterly Shortfall Obligation remains following such subsequent four calendar years, then the Special Limited Partner (or its Affiliate) shall promptly pay the Partnership the remaining JPM-Advised Fund Quarterly Shortfall Obligation in cash.

Distributions on the performance participation interest may be payable in cash, Class E units or Class I units at the election of the Special Limited Partner. If the Special Limited Partner elects to receive such distributions in Class E units or Class I units, the Special Limited Partner may request the Operating Partnership to repurchase such Class E units or Class I units from the Special Limited Partner at a later date. The Operating Partnership will repurchase any such units for cash (at the Special Limited Partner’s election) unless our board of directors determines that any such repurchase for cash would be prohibited by applicable law or the partnership agreement, in which case, such Class E units or Class I units will be repurchased for Class E shares or Class I shares with an aggregate NAV equivalent to the aggregate NAV of such Class E units or Class I units. Any such repurchase requests will not be subject to the Early Repurchase Deduction, but, if such units are redeemed for shares of our common stock, such shares of common stock will be subject to the same repurchase limits that exist under our share repurchase plan. The Special Limited Partner did not earn any performance participation interest for the years ended December 31, 2023 and 2022.

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

Dealer Manager Agreements

We entered into agreements with the Dealer Manager in connection with the Offerings, pursuant to which the Dealer Manager will agree to, among other things, manage our relationships with third-party broker-dealers engaged by the Dealer Manager to participate in the distribution of shares of our common stock, which we refer to as "participating broker-dealers," and other intermediaries and investment professionals. The Dealer Manager also coordinates our marketing and distribution efforts with participating broker-dealers, their registered representatives and other investment professionals with respect to communications related to the terms of the Offering, our investment strategies, material aspects of our operations and subscription procedures. We do not pay referral or similar fees to any accountants, attorneys or other persons in connection with the distribution of our shares. The payments the Dealer Manager makes to participating broker-dealers and other intermediaries and financial professionals may create a conflict of interest by influencing the broker-dealer, intermediary or financial professional to recommend investing in our shares over another investment.

Upfront selling commissions and dealer manager fees

Subject to any discounts, the Dealer Manager is entitled to receive (1) upfront selling commissions of up to 3.0%, and dealer manager fees of up to 0.5% of the NAV per share of each Class T share sold in the primary offering, (2) upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering, (3) upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the primary offering and (4) upfront selling commissions of up to 3.5% of the transaction price of each Class Y share sold in the private offering. Upfront selling commissions on Class D shares were waived during the year ended December 31, 2023, and the NAV attributable to current stockholders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity. The Dealer Manager anticipates that all or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed (paid) to, participating broker-dealers. During the year ended December 31, 2023, we paid $0.01 million in upfront selling commissions or dealer manager fees.

Stockholder servicing fees

Subject to FINRA limitations on underwriting compensation and certain other limitations described below, we pay the Dealer Manager selling commissions over time as a stockholder servicing fee (i) with respect to our outstanding Class T shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class T shares, consisting of an investment professional stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares; however, with respect to Class T shares sold through certain participating broker-dealers, the adviser stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares, (ii) with respect to our outstanding Class S shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class S shares, (iii) with respect to our outstanding Class D shares equal to 0.25% per annum of the aggregate NAV of our outstanding Class D shares and (ix) with respect to our outstanding Class Y shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class Y shares. We do not pay a stockholder servicing fee with respect to our outstanding Class I shares, Class E or Class X shares. The stockholder servicing expenses borne by the participating brokers may be different from and substantially less than the amount of stockholder servicing fees charged.

The stockholder servicing fees are paid monthly in arrears. The Dealer Manager reallows (pay) all or a portion of the stockholder servicing fees to participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers and will waive stockholder servicing fees to the extent a broker-dealer is not eligible to receive it for failure to provide such services as otherwise determined by the Dealer Manager. Because the stockholder servicing fees with respect to Class T shares, Class S shares, Class D and Class Y shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under our distribution reinvestment plan. To the extent a stockholder holds Class T shares, Class S shares, Class D or Class Y shares and his or her financial advisor is not eligible to receive the stockholder servicing fee, such stockholder will still bear a portion of the overall stockholder servicing fees through the NAV of the share class or through reduced distributions because such fees are a class-specific expense.

We will cease paying the stockholder servicing fee with respect to any Class T share, Class S share, Class D or Class Y share held in a stockholder’s account at the end of the month in which the Dealer Manager in conjunction with the transfer agent determines that total upfront selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder within such account would exceed, in the aggregate, 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in the applicable agreement between the Dealer Manager and a participating broker-dealer at the time such Class T shares were issued) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under our distribution reinvestment plan upon the reinvestment of distributions paid with respect thereto or with respect to any shares issued under our distribution reinvestment plan directly or indirectly attributable to such shares). At the end of such month, such Class T share, Class S share, Class D or Class Y share (unless previously converted into a number of Class S shares) will convert into a number of Class I shares (or fraction thereof), each with an equivalent aggregate NAV as such shares.

In connection with the private offering of Class E shares and Class I shares, we entered into a separate dealer manager agreement with the Dealer Manager (the "E/I Private Offering Dealer Manager Agreement"), which provides for the distribution of Class E shares and Class I shares in the private offering through registered investment advisers selected by the Dealer Manager. No fees or other compensation (other than the customary reimbursement of expenses and indemnification) are payable to the Dealer Manager under the E/I Private Offering Dealer Manager Agreement.

In connection with the private offering of Class Y shares, we entered into a separate dealer manager agreement with the Dealer Manager (the "Class Y Private Offering Dealer Manager Agreement"), which provides for the distribution of Class Y shares in the private offering through registered investment advisers selected by the Dealer Manager. Pursuant to the Class Y Private Offering Dealer Manager Agreement, the Dealer Manager is entitled to stockholder servicing fees with respect to the outstanding Class Y shares equal to 0.85% per annum of the aggregate NAV of the of the outstanding Class Y shares.

During the year ended December 31, 2023, we paid stockholder servicing fees to the Dealer Manager of less $0.01 million.

Adviser Class E Repurchases

JPMIM has agreed to hold all of the Class E shares and Class E units it purchased as part of the Initial Capitalization until the earlier of (i) the first date that our NAV reaches $1.5 billion and (ii) July 22, 2025, three years from the commencement of the Offering. Following such date, each month we will repurchase, without further action by JPMIM, a number of Class E shares or Class E units from JPMIM in an amount equal to the amount available under the share repurchase plan’s 2% monthly and 5% quarterly caps after satisfying repurchase requests from investors, until such time as the JPM Initial Capitalization has been fully repurchased; provided, that the number of shares subject to each mandatory repurchase may be reduced where other holders of Class E shares that were issued pursuant to the Initial Capitalization and are not subject to repurchase under the share repurchase plan request repurchase of their shares, in which case the Class E shares and Class E units held by JPMIM and such other investors will be repurchased on a pro rata basis based on their respective percentage ownership immediately prior to such repurchase (not to exceed an aggregate number of shares equal to the amount available under the share repurchase plan’s 2% monthly and 5% quarterly caps). Notwithstanding the foregoing, we will not affect any mandatory repurchases during any month in which the full amount of all shares requested to be repurchased by stockholders other than JPMIM under our share repurchase plan is not repurchased or when the Company's share repurchase plan has been suspended.

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

Other Related Party Transactions

In September 2022, we acquired a 62.7% interest in a $26.8 million mezzanine loan that financed the acquisition of a garden-style multifamily property located in Murfreesboro, Tennessee. Commercial Mortgage Income Fund, which is managed by the Adviser, acquired the remaining 37.3% of the loan, and, in accordance with our charter, the investment was approved by our Board.

In May 2023, we began to invest in a money market fund managed by an affiliate of the Adviser. During the year ended December 31, 2023, we invested $29.6 million, net of redemptions, in the money market fund. The investment was approved by our Board in accordance with our charter.

Related Party Transaction Policies

Other charter contains policies on transactions with affiliated persons. Under the charter, our independent directors must review and approve transactions with affiliates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors

During the period from November 15, 2021 (the date of our initial capitalization) to December 31, 2023, PricewaterhouseCoopers LLP ("PwC") served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the fiscal years ended December 31, 2023 and December 31, 2022 by our independent registered public accounting firm, PwC, were as follows:

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022(3)
Audit fees(1)	$573	$813
Audit-related fees(2)	1	2
Tax fees	131	106
All other fees	—	—
Total	$705	$921

(1) Audit fees include amounts billed to us related to annual financial statement audit work, quarterly financial statement reviews and reviews of SEC registration statements.

(2) Audit-related fees include amounts billed to us for accounting research tools.

(3) Aggregate fees for the year ended December 31, 2022 is inclusive of fees incurred for the period from November 5, 2021 to December 31, 2021

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

3.3	Articles of Amendment, dated November 13, 2023 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 16, 2023 and incorporated herein by reference)
3.4	Articles Supplementary, dated November 13, 2023 (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 16, 2023 and incorporated herein by reference)
3.5	Second Articles of Amendment, dated November 13, 2023 (filed as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on November 16, 2023 and incorporated herein by reference)
3.6

Bylaws of J.P. Morgan Real Estate Income Trust, Inc. (filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 (File No. 333-265588) filed on June 14, 2022 and incorporated herein by reference)

4.1	Second Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 16, 2023 and incorporated herein by reference)
10.1

Second Amended and Restated Advisory Agreement by and among J.P. Morgan Real Estate Income Trust, Inc., J.P. Morgan REIT Operating Partnership, L.P. and J.P. Morgan Investment Management Inc., dated November 13, 2023 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 16, 2023 and incorporated herein by reference)

10.2

Second Amended and Restated Limited Partnership Agreement of J.P. Morgan REIT Operating Partnership, L.P., dated November 13, 2023 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 16, 2023 and incorporated herein by reference)

10.3

Subscription Agreement, dated February 23, 2022, by and among J.P. Morgan Investment Management Inc. and J.P. Morgan Real Estate Income Trust, Inc. (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11 (File No. 333-265588) filed on June 14, 2022 and incorporated herein by reference)

10.4

Amendment to Subscription Agreement, dated May 26, 2022, by and among J.P. Morgan Real Estate Income Trust, Inc., J.P. Morgan REIT Operating Partnership, L.P. and J.P. Morgan Investment Management Inc. (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-11 (File No. 333-265588) filed on June 14, 2022 and incorporated herein by reference)

10.5+

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

Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 2, 2022 and incorporated herein by reference)
10.11

Letter Agreement dated January 17, 2023, by and among J.P. Morgan REIT Operating Partnership, L.P., J.P. Morgan Real Estate Income Trust, Inc. and U.S. Bank National Association (filed as Exhibit 10.2 to the Registrant’s Exhibits-Only Post-Effective Amendment No. 1 to Form S-11 (File No. 333-265588) filed on March 17, 2023 and incorporated herein by reference)

10.12

First Amendment to Revolving Credit Agreement dated August 25, 2023, by and among J.P. Morgan REIT Operating Partnership, L.P., J.P. Morgan Real Estate Income Trust, Inc. and U.S. Bank National Association. (filed as Exhibit 10.1 to the Registrant’s Periodic Report on Form 8-K filed on August 30, 2023 and incorporated herein by reference)

10.13	Exhibit N to Revolving Credit Agreement dated March 7, 2024, by and among J.P. Morgan REIT Operating Partnership, L.P., J.P. Morgan Real Estate Income Trust, Inc. and U.S. Bank National Association.
21.1*	Subsidiaries of the Registrant
24.1*	Power of Attorney (included in signature page to this Annual Report on Form 10-K)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1

Policy with Respect to Repurchase of Adviser Class E Shares dated August 12, 2022 (filed as Exhibit 99.1 to the Registrant’s Exhibits-Only Post-Effective Amendment No. 1 to Form S-11 (File No. 333-265588) filed on March 17, 2023 and incorporated herein by reference)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

J.P. Morgan Real Estate Income Trust, Inc.

Date: March 18, 2024	By:	/s/ Michael P. Kelly
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

Name	Title	Date

/s/ Michael P. Kelly	Chairperson of the Board and Chief Executive Officer	March 18, 2024
Michael P. Kelly

/s/ Lawrence A. Goodfield, Jr.	Chief Financial Officer and Treasurer	March 18, 2024
Lawrence A. Goodfield, Jr.

/s/ Randy A. Daniels	Independent Director	March 18, 2024
Randy A. Daniels

/s/ Justin M. Murphy	Independent Director	March 18, 2024
Justin M. Murphy

/s/ Yvonne D. Nelson	Independent Director	March 18, 2024
Yvonne D. Nelson

/s/ William L. Ramseyer	Lead Independent Director	March 18, 2024
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of J.P. Morgan Real Estate Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of J.P. Morgan Real Estate Income Trust, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statement of operations for the years ended December 31, 2023 and 2022, and the consolidated statements of changes in equity and of cash flows for the years ended December 31, 2023 and 2022 and for the period from November 5, 2021 to December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022 and for the period from November 5, 2021 to December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

March 18, 2024

We have served as the Company’s auditor since 2021.

PART I—FINANCIAL INFORMATION

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,	December 31,
	2023	2022
ASSETS
Investments in real estate, net	$275,473	$199,429
Investment in real estate debt	16,825	16,825
Investments in real estate-related and other securities	416	1,842
Intangible assets, net	9,369	3,767
Cash and cash equivalents	32,452	5,660
Restricted cash	231	128
Deposits on real estate	9,072	5,494
Other assets, net	1,066	1,167
Total assets	$344,904	$234,312
LIABILITIES AND EQUITY
Credit facility	$—	$40,200
Mortgage notes, net	113,577	113,760
Intangible liabilities, net	1,684	1,800
Mandatorily redeemable instruments	101,753	45,784
Due to affiliate	14,719	9,970
Accounts payable, accrued expenses and other liabilities	3,704	4,852
Total liabilities	$235,437	$216,366

Commitments and Contingencies (Note 17)

Equity
Common stock- Class D shares, $0.01 par value per share, 600,000 shares authorized, and 504 and 0 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	$5	$—
Common stock- Class I shares, $0.01 par value per share, 1,500,000 and 600,000 shares authorized, and 5,397 and 57 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	54	1
Common stock- Class S shares, $0.01 par value per share, 1,000,000 and 600,000 shares authorized, and 54 and 0 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	1	—
Common stock- Class T shares, $0.01 par value per share, 600,000 shares authorized, and 0 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Common stock- Class E shares, $0.01 par value per share, 600,000 shares authorized, and 6,407 and 2,361 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	64	24
Common stock- Class X shares, $0.01 par value per share, 500,000 and 0 shares authorized, and 0 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Common stock- Class Y shares, $0.01 par value per share, 600,000 and 0 shares authorized, and 0 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Preferred stock- $0.01 par value per share, 100,000 shares authorized, 0 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	122,915	19,427
Accumulated deficit	(15,679)	(3,814)
Total stockholders' equity	$107,360	$15,638
Non-controlling interests in consolidated joint ventures	2,107	2,308
Total equity	$109,467	$17,946
Total liabilities and equity	$344,904	$234,312

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statement of Operations

(in thousands, except per share data)

	For the Year Ended December 31,
	2023	2022
Revenues
Rental revenue	$17,713	$2,066
Total revenues	17,713	2,066
Expenses
Rental property operating	5,274	561
General and administrative	3,835	2,799
Depreciation and amortization	7,860	1,076
Total expenses	16,969	4,436
Other income (expense), net
Income from investment in real estate debt	1,738	545
Income (loss) from investments in real estate-related and other securities	(372)	8
Mandatorily redeemable instruments interest costs	(4,500)	(376)
Interest expense	(7,245)	(1,349)
Other income (expense), net	1,206	(211)
Total other expense, net	(9,173)	(1,383)
Net loss	$(8,429)	$(3,753)
Net loss attributable to non-controlling interests in consolidated joint ventures	(103)	(21)
Net loss attributable to JPMREIT stockholders	$(8,326)	$(3,732)
Net loss per share of common stock - basic and diluted	$(1.03)	$(5.22)
Weighted-average shares of common stock outstanding - basic and diluted	8,069	715

The Company was formed on November 5, 2021 and commenced the Offering on July 22, 2022; accordingly, there were no operations during the period ended December 31, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statements of Changes in Equity

(in thousands)

	Par Value
	Common Stock Class D	Common Stock Class I	Common Stock Class S	Common Stock Class T	Common Stock Class E	Common Stock Class X	Common Stock Class Y	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Equity	Non-Controlling Interests	Total Equity
Balance at November 5, 2021	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—
Common stock issued	—	—	—	—	—	—	—	200	—	200	—	200
Balance at December 31, 2021	$—	$—	$—	$—	$—	$—	$—	$200	$—	$200	$—	$200
Net loss	—	—	—	—	—	—	—	—	(3,732)	(3,732)	(21)	(3,753)
Common stock issued	—	1	—	—	24	—	—	23,985	—	24,010	—	24,010
Distributions declared on common stock	—	—	—	—	—	—	—	—	(81)	(81)	—	(81)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	2,329	2,329
Offering costs	—	—	—	—	—	—	—	(4,804)	—	(4,804)	—	(4,804)
Amortization of restricted stock grants	—	—	—	—	—	—	—	45	—	45	—	45
Balance at December 31, 2022	$—	$1	$—	$—	$24	$—	$—	$19,426	$(3,813)	$15,638	$2,308	$17,946
Net loss	—	—	—	—	—	—	—	—	(8,326)	(8,326)	(103)	(8,429)
Common stock issued	5	53	1	—	40	—	—	104,240	—	104,339	—	104,339
Distributions declared on common stock	—	—	—	—	—	—	—	—	(3,540)	(3,540)	—	(3,540)
Distribution reinvestments	—	—	—	—	—	—	—	646	—	646	—	646
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(98)	(98)
Common stock repurchased	—	—	—	—	—	—	—	(370)	—	(370)	—	(370)
Offering costs	—	—	—	—	—	—	—	(1,121)	—	(1,121)	—	(1,121)
Amortization of restricted stock grants	—	—	—	—	—	—	—	94	—	94	—	94
Balance at December 31, 2023	$5	$54	$1	$—	$64	$—	$—	$122,915	$(15,679)	$107,360	$2,107	$109,467

The Company was formed on November 5, 2021 and commenced the Offering on July 22, 2022; accordingly, there were no operations during the period ended December 31, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Period from November 5, 2021 through December 31, 2021
Cash flow from operating activities:
Net loss	$(8,429)	$(3,753)	$—

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,860	1,076	—
Amortization of above market lease	132	—	—
Amortization of below market lease	(118)	(28)	—
Amortization of deferred financing costs	655	193	—
Stock based compensation	94	45	—
Realized loss on sale of real estate related and other securities and treasury note futures contracts	649	—	—
Unrealized gain on real estate-related and other securities and treasury note futures contracts	(584)	—	—
Redemption value adjustment on mandatorily redeemable instruments	1,529	224	—
Change in assets and liabilities:
Increase in other assets	(355)	(638)	—
Increase in due to affiliates	3,405	2,977	—
(Increase)/decrease in accounts payable, accrued expenses and other liabilities	(2,436)	1,038	—
Net cash provided by operating activities	2,402	1,134	—

Cash flow from investing activities:
Acquisitions of real estate	(80,303)	(168,885)	—
Capital improvements on real estate	(1,248)	—	—
Deposits on real estate acquisition	(12,126)	(5,494)	—
Return of deposits on real estate acquisition	1,800	—	—
Purchase of investment in real estate debt	—	(16,825)	—
Variation margin proceeds	506	—	—
Proceeds from real estate-related and other securities	6,171	—	—
Purchases of real-estate related and other securities	(5,332)	(1,842)	—
Net cash used in investing activities	(90,532)	(193,046)	—

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs paid	104,287	24,010	200
Repurchase of common stock	(370)	—	—
Proceeds from issuance of mandatorily redeemable instruments	54,440	45,560	—
Contributions from non-controlling interests	—	2,329	—
Distributions paid on common stock	(2,506)	—	—
Distributions to non-controlling interests	(98)	—	—
Proceeds from credit facility	—	41,700	—
Repayments of credit facility	(40,200)	(1,500)	—
Payment of deferred financing costs on secured credit facility	(29)	(130)	—
Proceeds from mortgage notes	—	86,439	—
Principal repayments of mortgage notes	(492)	—	—
Payment of deferred financing costs on mortgage notes	(7)	(908)	—
Net cash provided by financing activities	115,025	197,500	200

Net change in cash, cash equivalents and restricted cash:	26,895	5,588	200
Cash, cash equivalents and restricted cash, at the beginning of the period	5,788	200	—
Cash, cash equivalents and restricted cash, at the end of the period	$32,683	$5,788	$200

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Period from November 5, 2021 through December 31, 2021
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$32,452	$5,660	$200
Restricted cash	231	128	—
Total cash, cash equivalents and restricted cash	$32,683	$5,788	$200

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,797	$427	$—

Supplemental disclosure of non-cash investing and financing activities:
Assumption of mortgage note in conjunction with acquisition in real estate	$—	$28,512	$—
Assumption of working capital in conjunction with acquisition in real estate	$1,568	$—	$—
Accrued offering costs due to affiliate	$1,083	$4,804	$—
Accrued loan costs due to affiliate	$7	$678	$—
Accrued distributions	$388	$81	$—
Other accrued costs due to affiliate	$125	$1,305	$—
Distribution re-investments	$646	$—	$—
Accrued acquisition costs	$86	$643	$—
Accrued capex	$—	$103	$—
Reclassification of deposits of real estate to investments in real estate, net	$6,748	$—	$—
Reclassification of pre-acquisition costs to investments in real estate, net	$216	$—	$—
Accrued stockholder servicing fee due to affiliate	$36	$—	$—

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

As of December 31, 2023, the Company owned six real estate properties consisting of three multifamily properties, one single-family rental property and two industrial properties. The Company also owned one position in a real estate debt investment and an investment in a U.S. Treasury bond. The Company currently operates in four reportable segments: multifamily, single-family rental, industrial, and investments in real estate debt, real estate-related and other securities. See Note 15 for a description of the Company's segment reporting.

2. Capitalization

On July 6, 2022, the Company filed a Registration Statement on Form S-11 to register with the Securities and Exchange Commissions ("SEC") an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the "Offering"). The Registration Statement on Form S-11 related to the Offering was declared effective by the SEC on July 22, 2022. The Company is selling any combination of four classes of shares of its common stock, Class D shares, Class I shares, Class S shares and Class T shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and ongoing stockholder servicing fees. The initial per share purchase price for the Company’s shares of common stock sold in its primary offering will be equal to the most recently determined net asset value ("NAV") per share for the Class E common stock sold in the Company’s private offering (which is deemed to be $10.00 until the last calendar day of the month during which the Company makes its first investment), plus, for Class T shares, Class S shares and Class D shares only, applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share for each class of the Company’s common stock will vary and will generally equal the prior month’s NAV of the Company per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees.

On November 15, 2021, the Company was capitalized with a $0.2 million investment by the Adviser in exchange for 20,000 shares of the Company’s Class E common stock. The Adviser has agreed to not sell, transfer or dispose of the shares to any party other than an affiliate of the Adviser for so long as the Adviser or its affiliate performs an advisory function for the Company.

Pursuant to a separate private offering, JPMIM agreed to purchase $25.0 million in Class E common stock, par value $0.01 per share ("Class E shares") or Class E units of the Operating Partnership ("Class E units"), or a combination thereof, and up to an additional $75.0 million in Class E shares or Class E units. JPMIM's commitments to purchase such Class E shares and Class E units from the Company expired in August 2023 and as of December 31, 2023, JPMIM has purchased 535,842 Class E shares and 9,016,304 Class E units. As of December 31, 2023, the Company has called all of JPMIM's commitments. As of December 31, 2023, the Company has received $162.1 million in commitments to purchase shares of its common stock and units in the Operating Partnership ("Operating Partnership units"), including the shares and units to be purchased by JPMIM, and has sold $62.0 million in Class E shares and $94.2 million in Class E units from such commitments (collectively, the "Initial Capitalization"). The Company is not required to call all of the capital commitments made by investors pursuant to the Initial Capitalization prior to their expiration. In addition, the Company sold $2.6 million in Class E shares to employees of the Adviser.

JPMIM has agreed to hold all of the Class E shares and Class E units it purchases pursuant to its capital commitment as part of the Initial Capitalization (the "JPM Initial Capitalization") until the earlier of (i) the first date that the Company’s NAV reaches $1.5 billion and (ii) July 22, 2025, the third anniversary of the commencement of the Offering. Following such date, each month the Company will repurchase, without further action by JPMIM (each, a "JPM Mandatory Repurchase") (see Note 13), a number of Class E shares or Class E units from JPMIM in an amount equal to the amount available under the Company’s share repurchase plan’s 2% monthly and 5% quarterly caps after satisfying repurchase requests from investors who purchase shares pursuant to the Offering and other holders of shares that are otherwise subject to repurchase under the Company’s share repurchase plan, until such time as the JPM Initial Capitalization has been fully repurchased; provided, that the number of shares subject to each JPM Mandatory Repurchase may be reduced where other holders of the Company’s Class E shares that were issued pursuant to the Initial Capitalization and are not subject to repurchase under the Company’s share repurchase plan request repurchase of their shares, in which case the Class E shares held by JPMIM and such other investors will be repurchased on a pro rata basis based on their respective percentage ownership in the Company immediately prior to such repurchase (not to exceed an aggregate number of shares equal to the amount available under the Company’s share repurchase plan’s 2% monthly and 5% quarterly caps). Notwithstanding the foregoing, the Company will not affect any JPM Mandatory Repurchase during any month in which the full amount of all shares requested to be repurchased by stockholders other than JPMIM under the Company’s share repurchase plan is not repurchased or when the Company’s share repurchase plan has been suspended.

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

On November 13, 2023, the Company filed Articles of Amendment (the "Articles of Amendment") to its Articles of Amendment and Restatement, dated June 2, 2022 the ("Charter") to increase the number of shares of capital stock the Company has authority to issue to 5.5 billion and the number of shares of common stock, par value $0.01 per share, that the Company has authority to issue to 5.4 billion. Immediately following the filing of the Articles of Amendment, the Company filed the Articles of Supplementary (the "Articles Supplementary") to the Charter, pursuant to which the Company classified and designated 0.5 billion authorized but unissued shares of Class X common stock, par value $0.01 per share, and 0.6 billion authorized but unissued shares of Class Y common stock, par value $0.01 per share.

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

There is no other comprehensive income (loss) for the year ended December 31, 2023 or the period ended December 31, 2022, resulting in comprehensive loss equaling net loss. Accordingly, the statement of other comprehensive income (loss) is not presented.

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

The Company holds an interest in two joint ventures that are each considered to be a VIE. The Company consolidated these entities because it has the ability to direct the most significant activities of the joint venture. The total assets and liabilities of the Company’s consolidated VIEs were $129.2 million and $86.9 million and $135.7 million and $89.5 million, as of December 31, 2023 and December 31, 2022, respectively. Such amounts are included on the Company’s Consolidated Balance Sheets. The Company holds an interest in one unconsolidated VIE. The Company does not consolidate the entity as it is not the primary beneficiary (Note 3).

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, cash held in money market funds and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company held $30.2 million in cash equivalents (see Note 9) as of December 31, 2023 and did not hold any cash equivalents as of December 31, 2022.

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

The Company’s management reviews its real estate properties for impairment when there is an event or change in circumstances that indicates an impaired value. Since cash flows on real estate properties considered to be "long-lived assets to be held and used" are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long-term decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. If the Company determines that an impairment has occurred, the affected assets must be reduced to their estimated fair value. During the years ended December 31, 2023 and 2022, no such impairments occurred.

Investment in Real Estate Debt

The Company’s investment in real estate debt consisted of the Mezzanine Loan (defined below) secured by real estate. The Company elected FVO for its real estate debt investment. As such, the resulting unrealized gains and losses of such loan is recorded as a component of income from investment in real estate debt on the Company’s Consolidated Statements of Operations. No unrealized gain or loss was recognized for the years ended December 31, 2023 and 2022.

Interest income from the Company’s investment in real estate debt is recognized over the life of each investment using the effective interest method and is recorded on the accrual basis. Recognition of premiums and discounts associated with these investments is deferred and recorded over the term of the investment as an adjustment to yield. Interest income is recorded as a component of income from investment in real estate debt on the Company’s Consolidated Statements of Operations.

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

Mandatorily Redeemable Instruments

The Company reports its mandatorily redeemable Class E shares and Class E units (collectively the "Mandatorily Redeemable Instruments") as a liability on its Consolidated Balance Sheets at JPMIM’s cash redemption value. JPMIM’s cash redemption value is determined based on the Company's NAV per Class E share or Class E unit as of the Company's balance sheet date. For purposes of determining the Company's NAV, the Company's investments in real estate are recorded at fair value based on third party valuations prepared by licensed appraisers in accordance with standard industry practice. These fair value estimates of the Company's investments in real estate are particularly important as they are used for the calculation of NAV, which determines the adjustment to the carrying value of the Company's Mandatorily Redeemable Instruments. Significant differences in the fair value of the Company's Mandatorily Redeemable Instruments may result from changes in market conditions that cause the Company's NAV, and thus JPMIM’s redemption value, to increase or decrease during the period and is recorded as a component of mandatorily redeemable instruments interest cost on the Company's Consolidated Statements of Operations. Distributions declared on the Mandatorily Redeemable Instruments are recorded as a component of mandatorily redeemable instruments interest cost on the Company's Consolidated Statements of Operations. Declared but unpaid distributions as of December 31, 2023 and 2022 are recorded as a liability within accounts payable, accrued expenses and other liabilities on the Company's Consolidated Balance Sheets.

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

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investment in real estate debt	$—	$—	$16,825	$16,825	$—	$—	$16,825	$16,825
Investments in real estate-related and other securities	416	—	—	416	—	1,842	—	1,842
Treasury note futures contracts(1)	22	—	—	22	—	—	—	—
Total	$438	$—	$16,825	$17,263	$—	$1,842	$16,825	$18,667

Liabilities:
Mandatorily Redeemable Instruments	$—	$—	$101,753	$101,753	$—	$—	$45,784	$45,784
Total	$—	$—	$101,753	$101,753	$—	$—	$45,784	$45,784

(1) Included in other assets, net in the Company's Consolidated Balance Sheets.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investment in Real Estate Debt (asset)	Mandatorily Redeemable Instruments (liability)
Balance at December 31, 2022	$16,825	$45,784
Proceeds	—	54,440
Distributions declared	—	2,971
Reclassify to distributions payable/paid	—	(2,971)
Redemption value adjustment	—	1,529
Balance at December 31, 2023	$16,825	$101,753

The following tables contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Assets:
Investment in real estate debt	$16,825	Discounted cash flow	Market credit spread	SOFR(1) + 5.22%	Decrease

Liabilities:
Mandatorily Redeemable Instruments(2)	$101,753	Discounted cash flow	Discount rate/ Exit capitalization rate/Market yield	7.07%/ 5.46%/ 5.8%	Decrease

(1) "SOFR" refers to the Secured Overnight Financing Rate. 30-day SOFR at December 31, 2023 was 5.34% per annum.

(2) Mandatorily Redeemable Instruments are carried at the NAV of the Class E units or Class E shares which is determined monthly in accordance with the Company's valuation guidelines.

Valuation of assets and liabilities not measured at fair value

The fair value of the Company's financial instruments (other than mortgage notes), including cash and cash equivalents and other financial instruments, approximate their carrying or contract value. The fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value on the Consolidated Balance Sheets:

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility	$—	$—	$40,200	$40,200
Mortgage notes(1)	115,346	113,516	115,838	115,838
Total	$115,346	$113,516	$156,038	$156,038

(1) Mortgage notes carrying value excludes deferred financing costs and mortgage discounts.

Deposits on Real Estate

Deposits paid on real estate purchase contracts are recorded and classified as deposits on real estate on the Company’s Consolidated Balance Sheets until the related real estate purchase is completed. Deposits are reclassified as a component of real estate at the time the deposit is used to offset the acquisition price of the real estate based on the terms of the underlying agreement. To the extent a deposit is non-refundable and the real estate purchase is terminated, the deposit is expensed to other income (expense), net on the Consolidated Statement of Operations. There were no deposits that were written off during the years ended December 31, 2023 and 2022.

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

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, effective January 1, 2023. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Revenue Recognition

The Company commences revenue recognition on its leases based on a number of factors, including the initial determination that the contract is or contains a lease. Generally, all of the Company’s contracts are, or contain, leases, and therefore revenue is recognized when the lessee takes possession of or controls the physical use of the leased assets. In most instances this occurs on the lease commencement date. At the inception or acquisition of a lease, including new leases that arise from amendments, the Company assesses the terms and conditions of the lease to determine the proper lease classification.

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

The Company’s rental revenue primarily consists of fixed contractual base rent arising from tenant leases at the Company’s properties under operating leases. Revenue under operating leases that are deemed probable of collection, is recognized as revenue on a straight-line basis over the terms of the related leases. For leases that have fixed and measurable rent escalations, the difference between such rental income earned and the cash rent due under the provisions of the lease is recorded in the Company’s Consolidated Balance Sheets. Management exercises judgment in assessing collectability and considers the length of time a receivable has been outstanding, tenant credit-worthiness, payment history, available information about the financial condition of the tenant, and current economic trends, among other factors. Tenant receivables that are deemed uncollectible are recognized as a reduction to rental revenue.

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

Organization and Offering Costs

Organization costs are expensed as incurred and recorded as a component of general and administrative expenses on the Company’s Consolidated Statements of Operations. Offering costs are charged to equity as such amounts are incurred.

The Adviser will advance the Company’s organization and offering costs on behalf of the Company (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through July 22, 2024, the second anniversary of the commencement of the Offering. The Company will reimburse the Adviser for all such advanced costs ratably over a 60-month period following the second anniversary of the commencement of the Offering (Note 9).

Organization and offering costs advanced by the Adviser and its affiliates are recorded as a component of due to affiliates in the accompanying Consolidated Balance Sheets.

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

Operating expenses advanced by the Adviser and its affiliates are recorded as a component of due to affiliates in the accompanying Consolidated Balance Sheets.

Share Repurchases

The Company has adopted a share repurchase plan, whereby, on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class D, Class I, Class S, Class T, Class E, Class X and Class Y shares is limited to 2% of the aggregate NAV attributable to stockholders as of the end of the immediately preceding month and 5% of the aggregate NAV attributable to stockholders as of the immediately preceding three months. Shares are repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year are repurchased at 98% of the transaction price. In the event the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares submitted for repurchase during such month will be repurchased on a pro rata basis based on the amount requested after the Company has repurchased all shares for which repurchase was requested due to death, disability or divorce and other limited exceptions. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.

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

The aggregate amount of Class E shares that the Company is required to repurchase in any month will be limited to an amount equal to any remaining availability for share repurchases pursuant to the terms and conditions of the share repurchase plan for the Company's Class D, Class I, Class S, Class T, Class X and Class Y stockholders, after the Company has fulfilled all repurchase requests submitted pursuant to the share repurchase plan. In addition, the Company will not repurchase any Class E shares during any period that the share repurchase plan has been suspended.

JPMIM Class E share and Class E unit repurchases

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

Earnings Per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock and common stock equivalents outstanding (unless their effect is anti-dilutive) for the period. For the years ended December 31, 2023 and 2022, unvested Class E common shares awarded to the Company's independent directors are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive. There were no other potentially dilutive, unissued common shares for the years ended December 31, 2023 and 2022. The weighted average number of shares of common stock outstanding is identical for both basic and diluted shares.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board issued an accounting standards update intended to improve reportable segment disclosure requirements on an annual and interim basis. The amendments require, among other items, enhanced disclosures around significant segment expenses regularly provided to the chief operating decision maker ("CODM"), as well as the CODM's title and position. The amendments are effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. The amendments must be applied on a retrospective basis and early adoption is permitted. Management is currently evaluating the impact of these amendments on the Company's disclosures.

4. Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	December 31, 2023	December 31, 2022
Building and building improvements	$201,033	$147,629
Land and land improvements	76,912	49,359
Furniture, fixtures and equipment	3,265	2,965
Total	281,210	199,953
Accumulated depreciation	(5,737)	(524)
Investments in real estate, net	$275,473	$199,429

Acquisitions

During the year ended December 31, 2023, the Company acquired interests in two real estate investments, a truck transload facility and the initial tranche of 36 townhomes in a single-family rental residential community.

The following table details the properties acquired during the year ended December 31, 2023 ($ in thousands):

Property Type	Purchase Price(1)	Number of Transactions	Number of Properties	Sq. Ft. (in thousands)/Units
Industrial property	$75,231	1	1	136 sq ft
Single-family rental property(2)	13,071	1	1	36 units
Total	$88,302	2	2

(1) Purchase price is inclusive of acquisition-related costs, in-place lease intangible assets, above-market lease intangible assets and tenant improvements.

(2) The acquisition of 36 townhomes in a single-family rental residential community under development within the Sarasota, Florida metropolitan area is included as a single property.

On July 17, 2023, the Company acquired a pre-leased truck transload facility located within the Savannah, Georgia metropolitan area (the "Truck Transload Facility") for $75.2 million, inclusive of closing costs. The Truck Transload Facility, constructed in 2023, is a Class A logistics facility encompassing 136,240 square feet with 134 doors situated on an approximately 50-acre site.

On December 1, 2023, the Company entered into a purchase and sale agreement to acquire a single-family rental residential community ("Fiore") under development within the Sarasota, Florida metropolitan area. Fiore will contain 126 three-bedroom townhomes, all with high-end unit finishes and community amenities, including a pool and dog park. The total purchase price will be approximately $45.4 million, exclusive of closing costs. Upon execution of the purchase and sale agreement, the Company was obligated to deliver a cash deposit in the amount of $9.1 million to be held in escrow. A portion of the deposit will be applied towards the purchase price for each closing beginning with the second closing. Fiore is currently under development and townhomes will be conveyed on a rolling basis in multiple tranches containing approximately 18-36 townhomes per closing. On December 15, 2023, the Company closed on the initial tranche of 36 townhomes for $13.1 million, inclusive of closing costs. From December 1, 2023 until the final closing, the Company has a variable interest in the entity holding the remaining tranches of townhomes. The entity is a VIE but the Company does not consolidate the entity as it is not the primary beneficiary.

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

On October 7, 2022, the Company acquired a 9.7-acre industrial outdoor storage site located in the greater Philadelphia metropolitan area (the "IOS Facility") for an aggregate purchase price of $20.2 million, inclusive of closing costs.

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

On December 2, 2022, the Company acquired a 175-unit multifamily property located in the Pittsburgh, Pennsylvania metropolitan area for $50.9 million, including closing costs. The property is a six-story, Class A property constructed in 2018. In connection with the acquisition, the Company assumed a mortgage loan of $28.2 million net of a discount of $0.9 million and acquisition-related costs. The mortgage loan bears a fixed interest rate of 4.28%, requires monthly principal and interest payments over the remaining 5.7 years of an original 30-year term.

The following table details the purchase price allocation for the properties acquired during the years ended December 31, 2023 and 2022 ($ in thousands):

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Building and building improvements	$51,524	$147,546
Land and land improvements	27,523	49,359
Furniture, fixtures and equipment	221	2,945
In-place lease intangibles	6,323	4,311
Above-market lease intangibles	2,037	—
Below-market lease intangibles	—	(1,828)
Tenant improvements	674	—
Total purchase price	88,302	202,333
Assumed mortgage note, net	—	(28,512)
Net working capital assumed	(1,569)	(2,988)
Unpaid acquisition costs	—	(643)
Acquisition costs paid by Adviser	(263)	(1,305)
Net purchase price	$86,470	$168,885

The weighted-average amortization periods for intangible assets and liabilities acquired in connection with the Company's acquisitions during the year ended December 31, 2023 were as follows:

	In-place lease intangibles	Above-market lease intangibles
Weighted-average amortization periods (in years)	7.1	7.1

The weighted-average amortization periods for intangible assets and liabilities acquired in connection with the Company's acquisitions during the year ended December 31, 2022 were as follows:

	In-place lease intangibles	Below-market lease intangibles
Weighted-average amortization periods (in years)	6.4	15.5

5. Investment in Real Estate Debt

The following table details the Company’s investment in real estate debt ($ in thousands):

					December 31, 2023		December 31, 2022
Real Estate Debt	Number of Positions	Credit Rating	Coupon	Maturity Date	Cost Basis	Fair Value	Cost Basis	Fair Value
Mezzanine loan	1	Not Rated	SOFR + 5.22%	September 7, 2024	$16,825	$16,825	$16,825	$16,825

On September 2, 2022, the Company acquired a $26.8 million mezzanine loan ("Mezzanine Loan") and, concurrent with the acquisition, sold a $10 million pari passu participation interest to an affiliate of the Adviser. The sale of the participating interest met the criteria to be classified as an accounting sale, and not a financing, as the Company did not retain a controlling interest in the loan. The loan financed the acquisition of a garden-style multifamily property located in Murfreesboro, Tennessee. The Mezzanine Loan is an interest only loan and was fully funded as of the acquisition date. The loan has a stated maturity of September 7, 2024 and includes up to three one-year extension options at the borrower's request.

The following table details the amounts recognized for the Company's investment in real estate debt ($ in thousands):

	For the Year Ended December 31,
	2023	2022
Interest income	$1,747	$549
Other income (expense), net	(9)	(4)
Total income from investment in real estate debt	$1,738	$545

6. Investments in Real Estate-Related and Other Securities

The following table details the Company’s investments in real estate-related and other securities ($ in thousands):

			December 31, 2023			December 31, 2022
Real Estate-Related and Other Securities	Coupon	Maturity Date	Face Amount	Cost Basis	Fair Value	Face Amount	Cost Basis	Fair Value
CMBS	SOFR + 0.75%	April 30, 2024	$—	$—	$—	$2,000	$1,840	$1,842
U.S. Treasury(1)	N/A	March 14, 2024	420	409	416	—	—	—
Total real estate-related and other securities			$420	$409	$416	$2,000	$1,840	$1,842

(1) Includes $0.4 million of securities pledged as collateral related to the treasury note futures contracts.

The following table details the amounts recognized for the Company's investments in real estate-related and other securities ($ in thousands):

	For the Year Ended December 31,
	2023	2022
Interest income	$223	$6
Unrealized gain (loss)	(2)	2
Realized loss	(593)	—
Total income (loss) from investments in real estate-related and other securities	$(372)	$8

For the year ended December 31, 2023, the Company received proceeds of $4.2 million from a sale of a U.S. Treasury bond with a cost basis of $4.9 million resulting in a realized loss of $0.7 million. In addition, the Company received proceeds of $1.73 million from a sale of a CMBS security with a cost basis of $1.66 million resulting in a realized gain of $0.1 million.

7. Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities, not fully amortized, consisted of the following ($ in thousands):

	December 31, 2023	December 31, 2022
Intangible assets:
In-place lease intangibles	$8,007	$4,311
Above-market lease intangibles	2,037	—
Total intangible assets	10,044	4,311
Accumulated amortization:
In-place lease amortization	(543)	(544)
Above-market lease amortization	(132)	—
Total accumulated amortization	(675)	(544)
Intangible assets, net	$9,369	$3,767
Intangible liabilities:
Below-market lease intangibles	$(1,830)	$(1,828)
Accumulated amortization:
Below-market lease amortization	146	28
Intangible liabilities, net	$(1,684)	$(1,800)

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of December 31, 2023 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Below-market Lease Intangibles
2024	$1,007	$289	$(118)
2025	1,007	289	(118)
2026	1,007	289	(118)
2027	1,007	289	(118)
2028	1,007	289	(118)
Thereafter	2,429	460	(1,094)
Total	$7,464	$1,905	$(1,684)

The in-place lease intangible amortization is recorded in depreciation and amortization while the above-market intangible amortization and below-market intangible amortization are recorded in rental revenue on the Company's Consolidated Statements of Operations.

8. Mortgage Notes and Credit Facility

Mortgage notes

The following is a summary of the fixed-rate mortgage notes secured by the Company’s properties ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	December 31, 2023	December 31, 2022
Caroline West Gray	5.44%	12/1/2029	$45,911	$45,911
Caroline Post Oak	5.44%	12/1/2029	40,528	40,528
Coda on Centre	4.28%	5/1/2029	28,907	29,399
Total fixed-rate loans			115,346	115,838
Deferred financing costs, net			(1,030)	(1,202)
Mortgage discount, net			(739)	(876)
Total mortgage notes			$113,577	$113,760

Credit facility

The following is a summary of the Company's Credit Facility (defined below) ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	December 31, 2023	December 31, 2022
Credit Facility(1)	SOFR + 2.45%	8/29/2024	$8,000	$—	$40,200

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

During the years ended December 31, 2023 and 2022, the Company repaid $40.2 million and $0.0 million, respectively, on the Credit Facility. There were $0.0 million and $40.2 million of borrowings outstanding on the Credit Facility as of December 31, 2023 and 2022, respectively. The carrying value of the Credit Facility approximates the fair value as of December 31, 2023 and 2022. For the year ended December 31, 2023 and 2022, the Company incurred $0.9 million and $0.6 million of interest expense on the Credit Facility, respectively. Net deferred financing costs totaled $0.02 million and $0.3 million as of December 31, 2023 and 2022, respectively.

On August 25, 2023, the Credit Agreement was amended to (i) extend the maturity date to August 29, 2024, (ii) decrease the aggregate commitments from up to $65 million to up to $8 million and (iii) increase the applicable margin to 2.45%. All other material terms of the Credit Agreement remain the same.

The following table details the future principal payments due under the Company’s mortgage notes and Credit Facility as of December 31, 2023 ($ in thousands):

Year	Mortgage Notes	Credit Facility	Total
2024	$510	$—	$510
2025	536	—	536
2026	560	—	560
2027	585	—	585
2028	607	—	607
Thereafter	112,548	—	112,548
Total future commitments	$115,346	$—	$115,346

The Company is subject to various financial and operational covenants under certain of its mortgage notes and the Credit Facility. These covenants require the Company to maintain certain financial ratios, which may include leverage, debt yield, and debt service coverage, among others. As of December 31, 2023, the Company was in compliance with all of its loan covenants that could result in a default under such agreements.

9. Related Party Transactions

The Company and the Operating Partnership entered into an advisory agreement with the Adviser on May 31, 2022, which was amended and restated on May 12, 2023 and November 13, 2023 (the "Advisory Agreement"). Pursuant to the Advisory Agreement, the Adviser is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of directors.

The Adviser and certain of its Affiliates will receive fees and compensation in connection with the ongoing management of the assets of the Company. The Adviser will be paid a management fee equal to 1.00% of NAV per annum for Class D, Class I, Class S and Class T shares and 0.75% of NAV per annum for Class X and Class Y shares, payable monthly. The management fee will be paid, at the Adviser’s election, in cash, Class E Shares, or Class E Operating Partnership units. The Class E shares are not subject to the management fee. The Adviser waived its management fee through December 31, 2022. For the year ended December 31, 2023, the Company incurred management fees of $0.4 million.

The Company, as general partner, and Special Limited Partner entered into the Limited Partnership Agreement of JPMREIT OP on June 3, 2022 as amended on September 20, 2022 and November 13, 2023.

The Special Limited Partner holds a performance participation interest in JPMREIT OP that entitles it to receive an allocation from JPMREIT OP equal to (i) 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined in the JPMREIT OP limited partnership agreement) with respect to Class D, I, S, and T units of the Operating Partnership and (ii) 10.0% of the annual Class X and Y Total Return, subject to a 7% Class X and Y Hurdle Amount and a Class X and Y High-Water Mark, with a Class X and Y Catch-Up (each term as defined in the JPMREIT OP limited partnership agreement) with respect to Class X units of the Operating Partnership and Class Y units of the Operating Partnership, respectively. Such allocation will be measured on a calendar year basis, made quarterly and accrued monthly. The performance participation interest will not be paid on the Class E Operating Partnership units. For the year ended December 31, 2023 and 2022, no performance participation allocation was recorded.

See Note 2 for a discussion on the Adviser's investment in the Company.

J.P. Morgan Institutional Investments Inc. (the "Dealer Manager") serves as the dealer manager for the Offerings. The Dealer Manager is a registered broker-dealer affiliated with the Adviser. The Company entered into an agreement (the "Dealer Manager Agreement") on June 8, 2022, terms of which were amended on November 13, 2023, with the Dealer Manager in connection with the Offerings.

The Dealer Manager is entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of up to 0.5%, of the transaction price of each Class T share sold in the primary offering, however such amounts may vary at certain participating broker-dealers provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. The Dealer Manager is entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the primary offering. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each share sold in the Class Y private offering. No upfront selling commissions or dealer manager fees will be paid with respect to purchases of Class I or Class X shares or shares of any class sold pursuant to the Company’s distribution reinvestment plan.

The Dealer Manager also receives a stockholder servicing fee of 0.25%, 0.85%, and 0.85% per annum of the aggregate NAV of the Company’s outstanding Class D shares, Class S shares, and Class T shares, respectively. The Company will cease paying the stockholder servicing fee with respect to any Class D share, Class S share, and Class T share sold in the primary offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such share would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such share (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). At the end of such month, such Class D share, Class S share or Class T share (and any shares issued under the Company’s distribution reinvestment plan with respect thereto) will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV of such share. The Company will accrue the cost of the stockholder servicing fee as an offering cost at the time each Class D, Class S, and Class T share is sold during the primary offering. The Company's obligations to pay stockholder servicing fees with respect to the Class D, Class S and Class T shares distributed in the Offering shall survive until such shares are no longer outstanding (including because such shares converted into Class I shares). As of December 31, 2023 and 2022, the Company had accrued stockholder servicing fees of $0.04 million and $0.0 million, respectively. Stockholder servicing fees are recorded as a component of due to affiliates on the Company's Consolidated Balance Sheets.

With respect to the Company's outstanding Class Y shares, the Company pays the Dealer Manager a stockholder servicing fees of 0.85% per annum of the aggregate NAV of our outstanding Class Y shares. The Company will cease paying the stockholder servicing fee with respect to any Class Y share sold at the end of the month in which the total selling commissions and stockholder servicing fees paid with respect to such share would exceed 8.75% of the gross proceeds from the sale of such share (including the gross proceeds of any Class Y shares issued under the Company's distribution reinvestment plan). At the end of such month, such Class Y share (and any shares issued under the Company's distribution reinvestment plan with respect thereto) that did not previously convert to Class S shares will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV of such share. Following the conversion of any Class Y shares into the Company's Class S shares, the Company will pay the Dealer Manager stockholder servicing fees with respect to such outstanding Class S shares equal to 0.85% per annum of the aggregate NAV of such outstanding Class S shares. The Company will accrue the cost of the stockholder servicing fee as an offering cost at the time each Class Y share is sold during the primary offering. The Company's obligations to pay stockholder servicing fees with respect to Class Y shares distributed shall survive until such shares are no longer outstanding (including because such shares converted into Class I shares). There is no stockholder servicing fee with respect to Class E, Class I or Class X shares.

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

During the year-ended December 31, 2022, the Company sold 4,548,588 Class E Operating Partnership units to the Adviser for an aggregate purchase price of $45.6 million (see Note 13). During the year-ended December 31, 2023, the Company sold 4,467,716 Class E Operating Partnership units and 535,842 Class E shares to the Adviser for an aggregate purchase price of $48.6 million and $5.8 million, respectively (see Note 2). Class E units and Class E shares sold to the Adviser are recorded as Mandatorily Redeemable Instruments on the Company's Consolidated Balance Sheets (see Note 13). The distribution payable for Mandatorily Redeemable Instruments was $0.4 million and $0.2 million as of December 31, 2023 and 2022, respectively.

On September 2, 2022, the Company acquired a $26.8 million Mezzanine Loan and, concurrent with the acquisition, sold a $10 million pari passu participation interest to an affiliate of the Adviser (see Note 5).

In May 2023, the Company began to invest in a money market fund managed by an affiliate of the Adviser. During the year ended December 31, 2023, the Company invested $29.6 million, net of redemptions, in the money market fund.

Due to Affiliates

The following table details the components of due to affiliates ($ in thousands):

	December 31, 2023	December 31, 2022
Organization and offering costs	$6,648	$5,539
Operating expenses	7,935	4,431
Management fee	100	—
Stockholder servicing fee	36	—
Total	$14,719	$9,970

Organization and offering costs

The Adviser has advanced $6.7 million and $5.5 million of organization and offering costs (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through December 31, 2023 and 2022, respectively. On May 12, 2023, the Company entered into an Amended and Restated Advisory Agreement (the "Amended and Restated Advisory Agreement") with the Operating Partnership and the Adviser. Pursuant to the Amended and Restated Advisory Agreement, the Adviser will advance the Company’s organization and offering costs on behalf of the Company (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through July 22, 2024, the second anniversary of the commencement of the Offering. The Company will reimburse the Adviser for all such advanced costs ratably over a 60-month period following the second anniversary of the commencement of the Offering.

Operating expenses

The Adviser has advanced $7.9 million and $4.4 million of operating expenses on the Company’s behalf as of December 31, 2023 and 2022, respectively. Pursuant to the Amended and Restated Advisory Agreement, the Company will reimburse the Adviser for all advanced operating expenses ratably over the 60 months starting the earlier of (i) the first date that the Company’s NAV reaches $500 million and (ii) December 31, 2024.

10. Other Assets and Liabilities

The following table summarizes the components of other assets ($ in thousands):

	December 31, 2023	December 31, 2022
Deferred financing costs, net	$22	$331
Tenant Receivables	221	250
Acquisition costs	146	216
Prepaid expenses	170	187
Interest receivable	114	102
Straight-line rent receivable	342	32
Other	51	49
Total	$1,066	$1,167

The following table summarizes the components of accounts payable, accrued expenses and other liabilities ($ in thousands):

	December 31, 2023	December 31, 2022
Real estate taxes payable	$—	$2,159
Accrued expenses	1,214	1,155
Accounts payable	152	867
Distributions payable(1)	832	234
Tenant security deposits	1,405	183
Other	101	254
Total	$3,704	$4,852

(1) Included in distributions payable is $0.4 million and $0.2 million as of December 31, 2023 and 2022, respectively, relating to distributions declared on Class E units and Class E shares held by the Adviser.

11. Leases

Lessor

The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s multifamily, single-family rental and net lease industrial properties. Leases at the Company’s industrial properties include a fixed base rent, and a variable rent component. The variable component of the Company’s operating leases at its industrial properties consist of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs. Rental revenue earned from leases at the Company’s multifamily and single-family rental properties primarily consist of a fixed base rent, and certain leases contain a variable component that allows for the pass-through of certain operating expenses such as utilities.

The leases at the Company’s net lease industrial properties are longer term and contain extension and termination options at the lessee’s election. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Leases at the Company’s multifamily and single-family rental properties are short term in nature, generally not greater than 12 months in length.

The following table details the components of operating lease income from the Company's industrial properties ($ in thousands). The leases at the Company's multifamily properties and single-family rental property are short term, generally 12 months or less, and are therefore not included.

	For the Year Ended December 31,
	2023	2022
Fixed lease payments	$2,511	$203
Total fixed lease payments	$2,511	$203

The following table presents the future minimum rents the Company expects to receive from its industrial properties as of December 31, 2023 ($ in thousands). The leases at the Company’s multifamily properties and single-family rental property are short term, generally 12 months or less, and are therefore not included.

Year	Amount
2024	$4,509
2025	4,659
2026	4,814
2027	4,975
2028	5,143
Thereafter	16,736
Total	$40,836

12. Equity

Authorized capital

The Company is authorized to issue preferred stock and seven classes of common stock consisting of Class D shares, Class I shares, Class S shares, Class T shares, Class E shares, Class X shares, and Class Y shares. The differences among the common share classes relate to upfront selling commissions and ongoing stockholder servicing fees. See Note 2 for additional detail of each share class.

As of December 31, 2023, in accordance with the Charter, the Company had authority to issue 5.5 billion shares, consisting of the following (shares in thousands):

Classification	Number of Shares	Par Value
Class D Shares	600,000	$0.01
Class I Shares	1,500,000	0.01
Class S Shares	1,000,000	0.01
Class T Shares	600,000	0.01
Class E Shares	600,000	0.01
Class X Shares	500,000	0.01
Class Y Shares	600,000	0.01
Preferred Stock	100,000	0.01
Total	5,500,000

Common Stock

The following tables detail the movement in the Company’s outstanding shares of common stock (in thousands). There were no outstanding Class T, Class X or Class Y shares during the year ended December 31, 2023:

	For the Year Ended December 31, 2023
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y	Total
Beginning balance, December 31, 2022:	—	57	—	—	2,361	—	—	2,418
Common stock issued	504	5,376	54	—	4,046	—	—	9,980
Common stock repurchased	—	(36)	—	—	—	—	—	(36)
Ending balance, December 31, 2023	504	5,397	54	—	6,407	—	—	12,362

	For the year ended December 31, 2022
	Class D	Class I	Class S	Class T	Class E	Total
Beginning balance, December 31, 2021:	—	—	—	—	20	20
Common stock issued	—	57	—	—	2,341	2,398
Ending balance, December 31, 2022:	—	57	—	—	2,361	2,418

Share repurchases

The Company has adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its direction, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class D, Class I, Class S, Class T, Class E, Class X and Class Y shares is limited to 2% of the aggregate NAV attributable to stockholders as of the end of the immediately preceding month and 5% of the aggregate NAV attributable to stockholders as of the end of the immediately preceding three months. Shares are repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year are repurchased at 98% of the transaction price. In the event the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares submitted for repurchase during such month will be repurchased on a pro rata basis based on the amount requested after the Company has repurchased all shares for which repurchase was requested due to death, disability or divorce and other limited exceptions. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.

For the year ended December 31, 2023 and 2022, the Company repurchased shares of its common stock for $0.4 million and $0.0 million, respectively. The Company had no unfilled repurchase requests as of December 31, 2023.

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

The purchase price for shares of the Company's common stock purchased pursuant to the distribution reinvestment plan will be equal to the transaction price for the applicable class of shares at the time the distribution is payable (which will generally be equal to the Company’s prior month’s NAV per share). Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares of common stock pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to Class D shares, Class S shares, Class T shares and Class Y shares are calculated based on our NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan. Shares acquired under the distribution reinvestment plan will entitle the participant to the same rights and be treated in the same manner as shares purchased in the Offering.

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income, as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Internal Revenue Code. Each class of common stock receives the same gross distribution per share. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.

The following tables detail the aggregate distributions declared for each applicable class of common stock:

	For the Year Ended December 31, 2023
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y
Aggregate gross distributions declared per share of common stock	$0.4295	$0.4295	$0.1874	$—	$0.4295	$—	$—
Stockholder servicing fee per share of common stock(1)	—	—	(0.0387)	—	—	—	—
Net distributions declared per share of common stock	$0.4295	$0.4295	$0.1487	$—	$0.4295	$—	$—

(1) Stockholder servicing fees only apply to Class D, Class S, Class T and Class Y shares. For purposes of NAV, the Company recognizes the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is incurred. Under GAAP, the Company accrues the full cost of the stockholder servicing fee as an offering cost at the time the Company sells Class D, Class S, Class T and Class Y shares. The stockholder servicing fee on Class D shares was waived during the year ended December 31, 2023, and the NAV attributable to current stockholders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity. As of December 31, 2023, the Company had accrued stockholder servicing fees of $0.04 million.

	For the Year Ended December 31, 2022
	Class D	Class I	Class S	Class T	Class E
Aggregate gross distributions declared per share of common stock	$—	$0.0335	$—	$—	$0.0335
Stockholder servicing fee per share of common stock(1)	—	—	—	—	—
Net distributions declared per share of common stock	$—	$0.0335	$—	$—	$0.0335

(1) Stockholder servicing fees only apply to Class D, Class S, and Class T shares. For purposes of NAV, the Company recognizes the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, the Company accrues the full cost of the stockholder servicing fee as an offering cost at the time Class D, Class S, and Class T shares are sold. As of December 31, 2022, the Company had accrued stockholder servicing fees of $0.0 million.

All distributions declared in fiscal year 2022 were paid in fiscal year 2023, making them a 2023 tax event for investors. Distributions for the year ended December 31, 2023 (inclusive of the distributions declared in 2022) were characterized, for federal income tax purposes, as 100% return of capital.

13. Mandatorily Redeemable Instruments

During the year-ended December 31, 2022, the Company sold 4,548,588 Class E Operating Partnership units to the Adviser for an aggregate purchase price of $45.6 million. During the year-ended December 31, 2023, the Company sold 4,467,716 Class E Operating Partnership units and 535,842 Class E shares to the Adviser for an aggregate purchase price of $48.6 million and $5.8 million, respectively (see Note 2).

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

The Class E units and Class E shares held by JPMIM are mandatorily redeemable, and only subject to delays to the continuous obligation to ultimately redeem the instruments once sufficient availability exists under share repurchase agreements. Therefore, the Mandatorily Redeemable Instruments held by JPMIM are classified as a liability pursuant to Topic 480 — Distinguishing Liabilities from Equity and are presented as Mandatorily Redeemable Instruments at the initial funding amount received, which is equivalent to fair value at the issuance dates. Subsequently, the Mandatorily Redeemable Instruments are carried at their cash redemption value as if the Class E unit or Class E share was repurchased or redeemable at the reporting date, which equals NAV per Class E unit or Class E share. The change in carrying value (changes in NAV per Class E unit or Class E share) is classified as mandatorily redeemable instruments interest costs along with any cash distributions declared in the Consolidated Statements of Operations. During the years ended December 31, 2023 and 2022, the Company recorded $4.5 million and $0.4 million of mandatorily redeemable instruments interest costs in the Consolidated Statements of Operations, which consisted of a redemption value adjustment charge of $1.5 million and $0.2 million and $3.0 million and $0.2 million of distribution expenses, respectively.

The following table details the Mandatorily Redeemable Instruments activity for the year ended December 31, 2023 and 2022 ($ in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Balance at the beginning of the year	$45,784	$—
Issuance of Mandatorily Redeemable Instruments	54,440	45,560
Distributions declared	2,971	152
Reclassification to distributions payable/paid	(2,971)	(152)
Redemption value adjustment	1,529	224
Ending balance	$101,753	$45,784

The following table details the future payments due under the Company's Mandatorily Redeemable Instruments as of December 31, 2023 ($ in thousands):

Year	Total
2023 (remainder)	$—
2024	—
2025	101,753
2026	—
2027	—
Thereafter	—
Total future commitments	$101,753

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

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Internal Revenue Code. The Mandatorily Redeemable Instruments receive the same gross distribution per share as the Class E common stock. For the years ended December 31, 2023 and 2022, the Company declared distributions of $0.4295 and $0.0335 for each Class E unit which totaled $3.0 million and $0.2 million, respectively. When a distribution is declared, the Company records a distribution expense as a component of mandatorily redeemable instruments interest cost in the Consolidated Statements of Operations. A distribution payable is also recorded within accounts payable, accrued expenses and other liabilities on the Company's Consolidated Balance Sheets until the distribution is paid. The distribution payable for Mandatorily Redeemable Instruments was $0.4 million and $0.2 million as of December 31, 2023 and 2022, respectively.

14. Earnings Per Share

The Company's net loss and weighted average number of shares outstanding for the year ended December 31, 2023 and 2022 consists of the following ($ and shares in thousands):

	For the Year Ended December 31,
	2023	2022
Net loss attributable to JPMREIT stockholders	$(8,326)	$(3,732)
Weighted-average shares of common stock outstanding, basic and diluted	8,069	715

The calculation of basic and diluted net loss per share amounts for the year ended December 31, 2023 and 2022 consists of the following:

	For the Year Ended December 31,
	2023	2022
Basic and Diluted Net Loss per Share Attributable to JPMREIT Stockholders
Numerator:
Net loss attributable to JPMREIT stockholders	$(8,326)	$(3,732)
Denominator:
Weighted-average shares of common stock outstanding	8,069	715
Basic and diluted net loss per share of common stock	$(1.03)	$(5.22)

For the years ended December 31, 2023 and 2022, unvested Class E common shares awarded to the Company's independent directors are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive. There were no other potentially dilutive, unvested common shares for the year ended December 31, 2023 and 2022.

15. Segment Reporting

The Company operates in four reportable segments: multifamily, industrial, single-family rental and investments in real estate debt, real estate-related and other securities. The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment.

The following table details the total assets by segment ($ in thousands):

Segment	December 31, 2023	December 31, 2022
Multifamily	$178,001	$185,792
Industrial	96,066	22,222
Single-family rental	13,417	—
Investments in real estate debt, real estate-related and other securities	17,563	18,779
Other (corporate)	39,857	7,519
Total assets	$344,904	$234,312

The following table details the financial results by segment for the year ended December 31, 2023 ($ in thousands):

	Multifamily	Industrial	Single-family rental	Investments in real estate debt, real estate-related and other securities	Total
Revenues
Rental revenue	$14,709	$3,004	$—	$—	$17,713
Total revenues	14,709	3,004	—	—	17,713
Expenses
Rental property operating	5,008	248	16	2	5,274
Total expenses	5,008	248	16	2	5,274
Income from investment in real estate debt	—	—	—	1,738	1,738
Loss from investments in real estate-related and other securities	—	—	—	(372)	(372)
Segment net operating income (loss)	$9,701	$2,756	$(16)	$1,364	$13,805
Depreciation and amortization	$(6,373)	$(1,448)	$(20)	$—	$(7,860)
General and administrative					(3,835)
Mandatorily redeemable instruments interest costs					(4,500)
Interest expense					(7,245)
Other income (expense), net					1,206
Net loss					$(8,429)
Net loss attributable to non-controlling interests in consolidated joint ventures					(103)
Net loss attributable to JPMREIT stockholders					$(8,326)

The following table details the financial results by segment for the year ended December 31, 2022 ($ in thousands):

	Multifamily	Industrial	Single-family rental	Investments in real estate debt, real estate-related and other securities	Total
Revenues
Rental revenue	$1,700	$366	$—	$—	$2,066
Total revenues	1,700	366	—	—	2,066
Expenses
Rental property operating	461	100	—	—	561
Total expenses	461	100	—	—	561
Income from investment in real estate debt	—	—	—	545	545
Income from investment in real estate-related and other securities	—	—	—	8	8
Segment net operating income (loss)	$1,239	$266	$—	$553	$2,058
Depreciation and amortization	$(992)	$(75)	$—	$—	$(1,076)
General and administrative					(2,799)
Mandatorily redeemable instruments interest costs					(376)
Interest expense					(1,349)
Other income (expense), net					(211)
Net loss					$(3,753)
Net loss attributable to non-controlling interests in consolidated joint ventures					(21)
Net loss attributable to JPMREIT stockholders					$(3,732)

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

The following table details the Company's outstanding treasury note futures contracts that were non-designated hedges of interest rate risk (notional amount in thousands):

	December 31, 2023
Treasury note futures contracts	Number of Contracts	Notional Amount	Commencement Date	Maturity Date
5-year treasury note futures	237	$25,228	November 21, 2023	March 28, 2024
2-year treasury note futures	17	3,467	November 21, 2023	March 28, 2024

The following table details the fair value of the Company's derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1)
	December 31, 2023	December 31, 2022
5-year treasury note futures	$20	$—
2-year treasury note futures	2	—

(1) Included in other assets, net on the Company's Consolidated Balance Sheets.

For the years ended December 31, 2023 and 2022, the Company recorded an unrealized gain related to changes in the fair value of its derivative financial instruments of $0.6 million and $0.0 million, respectively. Changes in the fair value of the Company's derivative financial instrument is recorded within other (income) expense, net on the Consolidated Statements of Operations. During the year ended December 31, 2023, the Company recorded a realized loss of $0.1 million relating to the sale of 257 5-year treasury note futures contracts. Realized gain (loss) from the sale of the Company's derivative financial instruments is recorded within other (income) expense, net on the Consolidated Statements of Operations.

17. Commitments and Contingencies

Property purchase commitments

On December 1, 2023, the Company entered into a purchase and sale agreement to acquire Fiore, a single-family rental residential community in Sarasota, FL. Fiore will contain 126 three-bedroom townhomes, all with high-end unit finishes and community amenities, including a pool and dog park. The total purchase price will be approximately $45.4 million, exclusive of closing costs. Upon execution of the purchase and sale agreement, the Company was obligated to deliver a cash deposit in the amount of $9.1 million to be held in escrow. A portion of the deposit will be applied towards the purchase price for each closing beginning with the second closing. Fiore is currently under development and townhomes will be conveyed on a rolling basis in multiple tranches containing approximately 18-36 townhomes per closing. The first tranche closed on December 15, 2023, and final delivery is expected to occur in August 2024. The Company expects the balance of the purchase price to be funded with the proceeds from the sale of shares of its common stock.

Litigation

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2023, the Company was not involved in any material legal proceedings.

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

19. Subsequent Events

Distributions

The Company declared distributions on all outstanding shares of common stock and Operating Partnership units as of the close of business on the record date of December 31, 2023. The Company paid or reinvested these distributions amounting to $0.8 million on January 4, 2024.

The Company's board of directors declared distributions on all outstanding shares of common stock and Operating Partnership units as of the close of business on the record date of January 31, 2024. The Company paid or reinvested these distributions amounting to $0.8 million on February 5, 2024.

The Company's board of directors declared distributions on all outstanding shares of common stock and Operating Partnership units as of the close of business on the record date of February 29, 2024. The Company paid or reinvested these distributions amounting to $0.9 million on March 5, 2024.

Capital raising and financing

As part of the Offering, subsequent to December 31, 2023 through March 18, 2024, the Company sold 116,649 Class D, 730,563 Class I, and 462 Class S shares of common stock for net proceeds of $1.2 million, $7.5 million and $0.005 million respectively, which is inclusive of distributions reinvested in accordance with the Company's distribution reinvestment plan.

As part of private offerings, subsequent to December 31, 2023 through March 18, 2024, the Company sold 440,606 Class I, 471,245 Class E, and 536,146 Class Y common stock for net proceeds of $4.5 million, $5.0 million and $5.7 million, respectively, which is inclusive of distributions reinvested in accordance with the Company's distribution reinvestment plan.

Effective March 12, 2024, the Company executed and delivered a Facility Reduction Request (the "Facility Reduction Request") requesting a decrease in the maximum commitments of the Credit Facility to $0.0. The delivery of the Facility Reduction Request permanently reduced the aggregate commitments available under the Credit Facility.

Investments

On February 26, 2024, the Company closed on the second tranche of Fiore for a purchase price of $13.0 million, exclusive of closing costs.

Other

On March 13, 2024, Michael P. Kelly notified the Company's board of directors that he will resign from his positions as the Chief Executive Officer, Chairperson of the Board and member of the Company's board of directors, effective March 19, 2024. Mr. Kelly’s resignation is not due to any disagreements with the Company on any matter relating to the Company’s operations, policies, or practices.

In connection with Mr. Kelly’s resignation, on March 13, 2024, the Company's board of directors appointed Chad Tredway to serve as Chief Executive Officer, Chairperson of the Board and member of the Company's board of directors, effective March 19, 2024.

Mr. Tredway has been a Managing Director of JPMIM since December 2023 and Head of Real Estate Americas since February 2024. Previously, Mr. Tredway founded and led Trio Investment Group (“Trio”), a boutique real estate investment management firm, specializing in institutional sale leaseback strategies, now part of JPMAM's Real Estate Americas. Prior to founding Trio in 2021, Mr. Tredway was Managing Director and Head of J.P. Morgan's Real Estate Banking business. In this role, Mr. Tredway oversaw more than $20 billion in commercial real estate loan exposure and led a national team of 250 professionals. Furthermore, Mr. Tredway held senior roles within Commercial Term Lending at J.P. Morgan, where he helped build the largest multifamily lending portfolio in the United States. Mr. Tredway holds a B.A. from Loyola University Chicago.

Mr. Tredway will be a valuable member of the Company's board of directors because of his extensive real estate investment and real estate debt experience and his experience with J.P. Morgan.

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2023 ($ in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(2)
Description	Location	Number of Properties	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation	Year Built/Last Renovated	Year Acquired	Depreciable Lives(1)
Multifamily Properties
	Houston, TX	2	$86,439	$23,642	$104,865	$6	$1,150	$23,648	$106,015	$129,663	$(3,107)	2013	2022	(1)
	Pittsburgh, PA	1	29,399	5,416	42,681	2	108	5,418	42,789	48,207	(1,284)	2018	2022	(1)
Total multifamily properties			$115,838	$29,058	$147,546	$8	$1,258	$29,066	$148,804	$177,870	$(4,391)
Industrial Properties
	Philadelphia, PA	1	$—	$20,302	$—	$21	$—	$20,323	$—	$20,323	$(262)	2022	2022	(1)
	Savannah, GA	1	—	24,304	41,892	—	706	24,304	42,598	66,902	(718)	2023	2023	(1)
Total industrial properties			$—	$44,606	$41,892	$21	$706	$44,627	$42,598	$87,225	$(980)
Single-family rental properties
	Sarasota, FL	1	$—	$3,219	$9,631	$—	$—	$3,219	$9,631	$12,850	$(19)	2023	2023	(1)
Total single-family rental properties			$—	$3,219	$9,631	$—	$—	$3,219	$9,631	$12,850	$(19)
Portfolio total			$115,838	$76,883	$199,069	$29	$1,964	$76,912	$201,033	$277,945	$(5,390)

(1) Refer to Note 3 to the Company's consolidated financial statements for details of depreciable lives.

(2) The aggregate cost for federal income tax purposes as of December 31, 2023 was approximately $279.3 million.

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2023 ($ in thousands) - Continued

The total included on Schedule III does not include furniture, fixtures and equipment totaling $3.3 million. Accumulated depreciation does not include $0.4 million of accumulated depreciation related to furniture, fixtures and equipment.

The following table summarizes activity for real estate and accumulated depreciation for the year ended December 31, 2023 and 2022 ($ in thousands):

	December 31, 2023	December 31, 2022
Real Estate:
Balance at the beginning of the year	$196,988	$—
Additions during the year:
Land and land improvements	27,553	49,359
Building and building improvements	53,404	147,629
Dispositions during the year:
Land and land improvements	—	—
Building and building improvements	—	—
Assets held for sale	—	—
Balance at the end of the year	$277,945	$196,988

Accumulated Depreciation:
Balance at the beginning of the year	$(477)	$—
Accumulated depreciation	(4,913)	(477)
Dispositions	—	—
Assets held for sale	—	—
Balance at the end of the year	$(5,390)	$(477)