Form 10-Q
period 2024-03-31
J.P. Morgan Real Estate Income Trust, Inc.
filed 2024-05-08
CIK 1893262

. T

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 7, 2024, the registrant had outstanding 766,454 shares of Class D common stock, 7,412,971 shares of Class I common stock, 55,138 shares of Class S common stock, 8,362,633 shares of Class E common stock and 851,338 shares of Class Y common stock. There were no outstanding shares of Class T or Class X common stock.

i

Item 1. Financial Statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)

	March 31,	December 31,
	2024	2023
ASSETS
Investments in real estate, net	$287,082	$275,473
Investment in real estate debt	16,825	16,825
Investments in real estate-related and other securities	414	416
Intangible assets, net	9,045	9,369
Cash and cash equivalents	44,734	32,452
Restricted cash	229	231
Deposits on real estate	5,443	9,072
Other assets, net	1,528	1,066
Total assets	$365,300	$344,904
LIABILITIES AND EQUITY
Mortgage notes, net	113,528	113,577
Intangible liabilities, net	1,655	1,684
Mandatorily redeemable instruments	101,517	101,753
Due to affiliate	16,041	14,719
Accounts payable, accrued expenses and other liabilities	2,912	3,704
Total liabilities	$235,653	$235,437

Commitments and Contingencies (Note 17)

Equity
Common stock- Class D shares, $0.01 par value per share, 600,000 shares authorized, and 620 and 504 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	$6	$5
Common stock- Class I shares, $0.01 par value per share, 1,500,000 shares authorized, and 6,568 and 5,397 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	66	54
Common stock- Class S shares, $0.01 par value per share, 1,000,000 shares authorized, and 55 and 54 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1	1
Common stock- Class T shares, $0.01 par value per share, 600,000 shares authorized, and 0 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Common stock- Class E shares, $0.01 par value per share, 600,000 shares authorized, and 6,878 and 6,407 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	69	64
Common stock- Class X shares, $0.01 par value per share, 500,000 shares authorized, and 0 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Common stock- Class Y shares, $0.01 par value per share, 600,000 shares authorized, and 536 and 0 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	5	—
Preferred stock- $0.01 par value per share, 100,000 shares authorized, 0 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	146,211	122,915
Accumulated deficit	(18,802)	(15,679)
Total stockholders' equity	$127,556	$107,360
Non-controlling interests in consolidated joint ventures	2,091	2,107
Total equity	$129,647	$109,467
Total liabilities and equity	$365,300	$344,904

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	For the Three months Ended March 31,
	2024	2023
Revenues
Rental revenue	$5,077	$3,909
Total revenues	5,077	3,909
Expenses
Rental property operating	1,793	1,131
General and administrative	976	1,103
Depreciation and amortization	1,958	2,253
Total expenses	4,727	4,487
Other income (expense), net
Income from investment in real estate debt	446	410
Income from investments in real estate-related and other securities	5	5
Mandatorily redeemable instruments interest costs	(839)	(4,143)
Interest expense	(1,591)	(2,168)
Other income, net	41	3
Total other expense, net	(1,938)	(5,893)
Net loss	$(1,588)	$(6,471)
Net loss attributable to non-controlling interests in consolidated joint ventures	(16)	(53)
Net loss attributable to JPMREIT stockholders	$(1,572)	$(6,418)
Net loss per share of common stock - basic and diluted	$(0.11)	$(1.63)
Weighted-average shares of common stock outstanding - basic and diluted	13,854	3,939

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statements of Changes in Equity (Unaudited)

(in thousands, except per share data)

	Par Value
	Common Stock Class D	Common Stock Class I	Common Stock Class S	Common Stock Class T	Common Stock Class E	Common Stock Class X	Common Stock Class Y	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2023	$5	$54	$1	$—	$64	$—	$—	$122,915	$(15,679)	$107,360	$2,107	$109,467
Net loss	—	—	—	—	—	—	—	—	(1,572)	(1,572)	(16)	(1,588)
Common stock issued, net of offering costs	1	12	—	—	5	—	5	22,872	—	22,895	—	22,895
Distributions declared on common stock	—	—	—	—	—	—	—	—	(1,551)	(1,551)	—	(1,551)
Distribution reinvestments	—	—	—	—	—	—	—	399	—	399	—	399
Stock based compensation	—	—	—	—	—	—	—	25	—	25	—	25
Balance at March 31, 2024	$6	$66	$1	$—	$69	$—	$5	$146,211	$(18,802)	$127,556	$2,091	$129,647

	Par Value
	Common Stock Class D	Common Stock Class I	Common Stock Class S	Common Stock Class T	Common Stock Class E	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2022	$—	$1	$—	$—	$24	$19,426	$(3,813)	$15,638	$2,308	$17,946
Net loss	—	—	—	—	—	—	(6,418)	(6,418)	(53)	(6,471)
Common stock issued, net of offering costs	1	17	—	—	7	24,627	—	24,652	—	24,652
Distributions declared on common stock	—	—	—	—	—	—	(400)	(400)	—	(400)
Distribution reinvestments	—	—	—	—	—	60	—	60	—	60
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(4)	(4)
Stock based compensation	—	—	—	—	—	25	—	25	—	25
Balance at March 31, 2023	$1	$18	$—	$—	$31	$44,138	$(10,631)	$33,557	$2,251	$35,808

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Cash flows from operating activities:
Net loss	$(1,588)	$(6,471)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,958	2,253
Amortization of above-market lease	72	—
Amortization of below-market lease	(29)	(27)
Amortization of deferred financing costs	81	201
Stock based compensation	25	25
Realized loss on sale of real estate related and other securities and treasury note futures contracts	36	—
Unrealized loss on real estate-related and other securities and treasury note futures contracts	521	54
Redemption value adjustment on mandatorily redeemable instruments	(236)	3,686
Change in assets and liabilities:
Increase in other assets	(577)	(133)
Increase in due to affiliates	596	947
Decrease in accounts payable, accrued expenses and other liabilities	(936)	(2,080)
Net cash used in operating activities	(77)	(1,545)

Cash flows from investing activities:
Acquisitions of real estate	(9,373)	(657)
Capital improvements on real estate	(180)	(82)
Deposits on real estate acquisition	—	(703)
Variation margin payments	(502)	—
Proceeds from real estate-related and other securities	420	42
Purchases of real-estate related and other securities	(413)	(4,923)
Net cash used in investing activities	(10,048)	(6,323)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs paid	23,608	24,852
Distributions paid on common stock	(1,076)	(257)
Distributions to non-controlling interests	—	(4)
Repayments of credit facility	—	(18,900)
Proceeds from subscriptions received in advance	—	8,832
Principal repayments of mortgage notes	(127)	(126)
Payment of deferred financing costs on mortgage notes	—	(7)
Net cash provided by financing activities	22,405	14,390

Net change in cash, cash equivalents and restricted cash:	12,280	6,522
Cash, cash equivalents and restricted cash, at the beginning of the period	32,683	5,788
Cash, cash equivalents and restricted cash, at the end of the period	$44,963	$12,310

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$44,734	$12,088
Restricted cash	229	222
Total cash, cash equivalents and restricted cash	$44,963	$12,310

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,508	$2,040

Supplemental disclosure of non-cash investing and financing activities:
Accrued offering costs due to affiliate	$321	$200
Distribution re-investments	$399	$60
Accrued capex	$60	$140
Reclassification of deposits on real estate to investments in real estate, net	$3,629	$—
Accrued stockholder servicing fee due to affiliate	$405	$—

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

1. Organization and Business Purpose

J.P. Morgan Real Estate Income Trust, Inc. (the “Company” or “JPMREIT”) was formed on November 5, 2021 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company invests primarily in stabilized, income-generating real estate properties, and to a lesser extent, real estate debt, real estate-related securities and other securities. The Company is the sole general partner of J.P. Morgan REIT Operating Partnership, L.P., a Delaware limited partnership (“Operating Partnership”). J.P. Morgan REIT OP Special Limited Partner, L.P. (the “Special Limited Partner”), an affiliate of J.P. Morgan Investment Management Inc. (the “Adviser” or “JPMIM” and together with its affiliates “J.P. Morgan”), owns a special limited partner interest in the Operating Partnership. Substantially all of the Company’s business is conducted through the Operating Partnership. The Company and the Operating Partnership are externally managed by JPMIM.

As of March 31, 2024, the Company owned six real estate properties consisting of three multifamily properties, two industrial properties and one single-family rental property. The Company also owned one position in a real estate debt investment and an investment in U.S. Treasury bills. The Company currently operates in four reportable segments: multifamily, industrial, single-family rental and investments in real estate debt, real estate-related and other securities. See Note 15 for a description of the Company's segment reporting.

2. Capitalization

The Company filed a Registration Statement on Form S-11 (the “Registration Statement”) to register with the Securities and Exchange Commission (the "SEC") an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the “Offering, and together with the Company’s private offerings described below, the “Offerings”). The Registration Statement was declared effective by the SEC on July 22, 2022. The Company is selling any combination of four classes of shares of its common stock, Class D shares, Class I shares, Class S shares and Class T shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and ongoing stockholder servicing fees. Until the Company issues any Class T shares, the initial per share purchase price for the Company’s Class T shares is equal to the most recently determined net asset value (“NAV”) per share for the Class E common stock (“Class E shares”) sold in the Company’s private offering, plus, applicable upfront selling commissions and dealer manager fees. For the Company’s Class I shares, Class D shares, Class S shares and, once Class T shares are issued, the purchase price per share for each class of the Company’s common stock will vary and will generally equal the prior month’s NAV per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees.

On November 15, 2021, the Company was capitalized with a $0.2 million investment by the Adviser in exchange for 20,000 shares of the Company’s Class E common stock. The Adviser has agreed to not sell, transfer or dispose of the shares to any party other than an affiliate of the Adviser for so long as the Adviser or its affiliate performs an advisory function for the Company.

Pursuant to a separate private offering, JPMIM agreed to purchase $25.0 million in Class E shares or Class E units of the Operating Partnership (“Class E units”), or a combination thereof, and up to an additional $75.0 million in Class E shares or Class E units. JPMIM's commitment to purchase such Class E shares and Class E units from the Company expired in August 2023 and as of March 31, 2024, JPMIM has purchased 0.5 million Class E shares and 9.0 million Class E units. As of December 31, 2023, the Company had called all of JPMIM’s commitment. As of March 31, 2024, the Company received $162.1 million in commitments to purchase shares of its common stock and units in the Operating Partnership, including the shares and units to be purchased by JPMIM, and has sold $62.0 million in Class E shares and $94.2 million in Class E units from such commitments (collectively, the “Initial Capitalization”). The Company is not required to call all of the capital commitments made by investors pursuant to the Initial Capitalization prior to their expiration. In addition, as of March 31, 2024, the Company sold $3.1 million in Class E shares to employees of the Adviser.

JPMIM has agreed to hold all of the Class E shares and Class E units it purchases as part of the Initial Capitalization (the “JPM Initial Capitalization”) until the earlier of (i) the first date that the Company’s NAV reaches $1.5 billion and (ii) July 22, 2025, the third anniversary of the commencement of the Offering. Following such date, each month the Company will repurchase, without further action by JPMIM (each, a “JPM Mandatory Repurchase”) (see Note 13), a number of Class E shares or Class E units from JPMIM in an amount equal to the amount available under the share repurchase plan’s 2% monthly and 5% quarterly caps after satisfying repurchase requests from investors who purchase shares pursuant to the Offering and other holders of shares that are otherwise subject to repurchase under the share repurchase plan, until such time as the JPM Initial Capitalization has been fully repurchased; provided, that the number of shares subject to each JPM Mandatory Repurchase may be reduced where other holders of Class E shares that were issued pursuant to the Initial Capitalization and are not subject to repurchase under the share repurchase plan request repurchase of their shares, in which case the Class E shares held by JPMIM and such other investors will be repurchased on a pro rata basis based on their respective percentage ownership in the Company immediately prior to such repurchase (not to exceed an aggregate number of shares equal to the amount available under the share repurchase plan’s 2% monthly and 5% quarterly caps). Notwithstanding the foregoing, the Company will not effect any JPM Mandatory Repurchase during any month in which the full amount of all shares requested to be repurchased by stockholders other than JPMIM under the share repurchase plan is not repurchased or when the share repurchase plan has been suspended.

In addition, subject to certain exceptions, where the shares of the Company’s common stock and Operating Partnership units owned by the Adviser, together with any such shares and units owned by the Adviser and its affiliates, including any shares or units issued in lieu of cash management fees payable to the Adviser or the performance participation payable to the Special Limited Partner (such aggregate ownership, the “JPM Interest”), represent a 24.99% or lesser interest in the Company, the Company will, or will cause the Operating Partnership to, automatically and without further action by the Adviser, repurchase or redeem, as applicable, an amount of shares or units from the Adviser as may be necessary to cause the JPM Interest to remain equal to or less than 24.99%. To the extent the Adviser elects to receive its management fee in shares of the Company’s common stock or Operating Partnership units, the Company may repurchase those shares or units without regard to the limitations described above or the early repurchase deduction.

On May 26, 2022, JPMIM’s Subscription Agreement dated February 23, 2022 for Class E shares or Class E units was amended to provide that, if the Company receives capital commitments from investors in the private placement of Class E shares exceeding $100 million (“Other Seed Investor Commitments”), JPMIM’s commitment may, in JPMIM’s discretion, be reduced by an amount equal to (i) the aggregate amount of Other Seed Investor Commitments, minus (ii) $100 million, provided that such reduction amount will not exceed $75 million. The amendment to the Subscription Agreement also provided that the expiration of the JPMIM commitment was August 23, 2023, which was the 18-month anniversary of the date of the Subscription Agreement; provided, that following such date JPMIM may, in its discretion, elect to purchase additional Class E shares or Class E units until the earlier to occur of (i) July 22, 2025, the three-year anniversary of the date that the Registration Statement was declared effective by the SEC and (ii) the date that the Company’s NAV is at least $1.5 billion.

On November 13, 2023, the Company filed Articles of Amendment (the "Articles of Amendment") to its Articles of Amendment and Restatement, dated June 2, 2022 (as supplemented, amended or amended and restated to date, the "Charter"), to increase the number of shares of capital stock the Company has authority to issue to 5.5 billion and the number of shares of common stock, par value $0.01 per share, that the Company has authority to issue to 5.4 billion. Immediately following the filing of the Articles of Amendment, the Company filed the Articles Supplementary to the Charter, pursuant to which the Company classified and designated 0.5 billion authorized but unissued shares of Class X common stock, par value $0.01 per share, and 0.6 billion authorized but unissued shares of Class Y common stock, par value $0.01 per share.

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company, and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s financial position and results of operations for the interim period. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the SEC. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 18, 2024.

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

There is no other comprehensive income (loss) for the three months ended March 31, 2024 and 2023, resulting in comprehensive loss equaling net loss. Accordingly, the statement of other comprehensive income (loss) is not presented.

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

In determining whether the Company has a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, the Company considers whether the entity is a variable interest entity ("VIE") and whether it is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the most significant activities impacting the economic performance of the VIE and (ii) the obligation to absorb losses or receive benefits significant to the VIE. Entities that do not qualify as VIEs are generally considered voting interest entities ("VOEs”) and are evaluated for consolidation under the voting interest model. VOEs are consolidated when the Company controls the entity through a majority voting interest or other means. When the requirements for consolidation are not met and the Company has significant influence over the operations of the entity, the investment is accounted for under the equity method of accounting. Equity method investments for which the Company has not elected a fair value option ("FVO”) are initially recorded at cost and subsequently adjusted for the Company’s pro rata share of net income, contributions and distributions. When the Company elects the FVO, the Company records its share of net asset value of the entity and any related unrealized gains and losses.

The Operating Partnership is considered to be a VIE. The Company consolidates the Operating Partnership because it has the ability to direct the most significant activities of the entities such as purchases, dispositions, financings, budgets, and overall operating plans.

The Company holds an interest in two joint ventures that are each considered to be a VIE. The Company consolidated these entities because it has the ability to direct the most significant activities of the joint venture. The total assets and liabilities of the Company’s consolidated VIEs were $128.9 million and $86.9 million and $129.2 million and $86.9 million as of March 31, 2024 and December 31, 2023, respectively. Such amounts are included on the Company’s Consolidated Balance Sheets. The Company holds an interest in one unconsolidated VIE. The Company does not consolidate the entity as it is not the primary beneficiary (see Note 4).

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, cash held in money market funds and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company held $41.7 million in cash equivalents as of March 31, 2024 and $30.2 million in cash equivalents as of December 31, 2023 (see Note 9).

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

Whether the acquisition of a property is considered a business combination or asset acquisition, the Company recognizes the identifiable tangible and intangible assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity. In addition, for transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase. The Company expenses acquisition-related costs associated with business combinations as they are incurred and capitalizes acquisition-related costs associated with asset acquisitions.

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

Repairs and maintenance are expensed to operations as incurred and are included in property operating expenses on the Company’s Consolidated Statements of Operations. Significant improvements to properties are capitalized. When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income or loss for the period.

The Company records acquired above-market and below-market leases at their fair values (using a discount rate which reflects the risks associated with the leases acquired). In the case of an above-market lease, the excess payment (the difference between (1) the contractual amounts to be received pursuant to the lease and (2) management’s estimate of fair-market lease rates for the lease, measured over a period equal to the remaining term of the lease) is recorded as a liability on the Consolidated Balance Sheets. In the case of a below-market lease, the difference between (1) the contractual amounts to be received pursuant to the lease and (2) management’s estimate of fair-market lease rates for the lease, measured over a period equal to the initial term plus the term of any below-market fixed-rate renewal options is recorded as a deferred credit on the Consolidated Balance Sheets. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions.

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

The Company’s management reviews the Company’s real estate properties for impairment when there is an event or change in circumstances that indicates an impaired value. Since cash flows on real estate properties considered to be "long-lived assets to be held and used" are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. If the Company determines that an impairment has occurred, the affected assets must be reduced to their estimated fair value. During the three months ended March 31, 2024 and 2023, no such impairments occurred.

Investment in Real Estate Debt

The Company’s investment in real estate debt consisted of the Mezzanine Loan (defined below) secured by real estate. The Company elected FVO for its real estate debt investment. As such, the resulting unrealized gains and losses of such loan is recorded as a component of income from investment in real estate debt on the Company’s Consolidated Statements of Operations. No unrealized gain or loss was recognized for the three months ended March 31, 2024 and 2023.

Interest income from the Company’s investment in real estate debt is recognized over the life of each investment using the effective interest method and is recorded on the accrual basis. Recognition of premiums and discounts associated with these investments is deferred and recorded over the term of the investment as an adjustment to yield. Interest income is recorded as a component of income from investments in real estate debt on the Company’s Consolidated Statements of Operations.

Investments in Real Estate-Related and Other Securities

The Company has elected to classify its real estate-related and other securities as trading securities, which are recorded at fair value. As such, the Company records changes in fair value and interest income as a component of income from investments in real estate-related and other securities on the Company’s Consolidated Statements of Operations.

Mandatorily Redeemable Instruments

The Company reports its mandatorily redeemable Class E shares and Class E units (collectively the "Mandatorily Redeemable Instruments") as a liability on its Consolidated Balance Sheets at JPMIM’s cash redemption value. JPMIM’s cash redemption value is determined based on the Company's NAV per Class E share or Class E unit as of the Company's balance sheet date. For purposes of determining the Company's NAV, the Company's investments in real estate are recorded at fair value based on third-party valuations prepared by licensed appraisers in accordance with standard industry practice. These fair value estimates of the Company's investments in real estate are particularly important as they are used for the calculation of NAV, which determines the adjustment to the carrying value of the Company's Mandatorily Redeemable Instruments. Significant differences in the fair value of the Company's Mandatorily Redeemable Instruments may result from changes in market conditions that cause the Company's NAV, and thus JPMIM’s redemption value, to increase or decrease during the period and are recorded as a component of mandatorily redeemable instruments interest cost on the Company's Consolidated Statements of Operations. Distributions declared on the Mandatorily Redeemable Instruments are recorded as a component of mandatorily redeemable instruments interest cost on the Company's Consolidated Statements of Operations. Declared but unpaid distributions as of March 31, 2024 and December 31, 2023, were recorded as a liability within accounts payable, accrued expenses and other liabilities on the Company's Consolidated Balance Sheets.

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

Certain of the Company’s investments in real estate debt that consist of loans secured by real estate, such as the Mezzanine Loan, are unlikely to have readily available market quotations. In such cases, the Company will generally determine the initial value based on the origination amount or acquisition price of the investment if acquired by the Company or the par value of the investment if originated by the Company. Following the initial measurement, the Company will determine fair value by utilizing or reviewing certain of the following inputs: (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios and (vii) borrower financial condition and performance.

The Company's derivative financial instruments consist of Treasury note futures contracts. The fair value of the Company's Treasury note futures contracts is based on quoted market prices for identical instruments.

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

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investment in real estate debt	$—	$—	$16,825	$16,825	$—	$—	$16,825	$16,825
Investments in real estate-related and other securities	414	—	—	414	416	—	—	416
Treasury note futures contracts(1)	—	—	—	—	22	—	—	22
Total	$414	$—	$16,825	$17,239	$438	$—	$16,825	$17,263

Liabilities:
Mandatorily Redeemable Instruments	$—	$—	$101,517	$101,517	$—	$—	$101,753	$101,753
Treasury note futures contracts(2)	32	—	—	32	—	—	—	—
Total	$32	$—	$101,517	$101,549	$—	$—	$101,753	$101,753

(1) Included in other assets, net on the Company's Consolidated Balance Sheets.

(2) Included in accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investment in Real Estate Debt (asset)	Mandatorily Redeemable Instruments (liability)
Balance at December 31, 2023	$16,825	$101,753
Distributions declared	—	1,075
Reclassify to distributions payable/paid	—	(1,075)
Redemption value adjustment	—	(236)
Balance at March 31, 2024	$16,825	$101,517

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	March 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Assets:
Investment in real estate debt	$16,825	Discounted cash flow	Market credit spread	SOFR(1) + 5.22%	Decrease

Liabilities:
Mandatorily Redeemable Instruments(2)	$101,517	Discounted cash flow	Discount rate/ Exit capitalization rate/Market yield	7.07%/ 5.54%/ 5.71%	Decrease

(1) "SOFR" refers to the Secured Overnight Financing Rate. 30-day SOFR at March 31, 2024 was 5.32% per annum.

(2) Mandatorily Redeemable Instruments are carried at the NAV of the Class E units and Class E shares, which is determined monthly in accordance with the Company's valuation guidelines.

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

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value on the Consolidated Balance Sheets:

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage notes(1)	$115,219	$113,725	$115,346	$113,516
Total	$115,219	$113,725	$115,346	$113,516

(1) Mortgage notes carrying value excludes deferred financing costs and mortgage discounts.

Deposits on Real Estate

Deposits paid on real estate purchase contracts are recorded and classified as deposits on real estate on the Company’s Consolidated Balance Sheets until the related real estate purchase is completed. Deposits are reclassified as a component of real estate at the time the deposit is used to offset the acquisition price of the real estate based on the terms of the underlying agreement. To the extent a deposit is non-refundable and the real estate purchase is terminated, the deposit is expensed to other income (expense), net on the Consolidated Statements of Operations. No deposits were written off during the three months ended March 31, 2024 and 2023.

Deferred Charges

The Company’s deferred charges include financing and leasing costs. Deferred financing costs include legal, structuring and other loan costs incurred by the Company for its financing agreements. Deferred financing costs related to the Company’s mortgage notes are recorded as an offset to the related liability and amortized over the term of the applicable financing instruments as interest expense. Deferred financing costs related to the Credit Facility (Note 8) are recorded as a component of other assets on the Company’s Consolidated Balance Sheets and amortized over the term of the applicable financing agreement. Deferred leasing costs incurred in connection with a new lease, consisting primarily of brokerage and legal fees, are recorded as a component of other assets on the Company’s Consolidated Balance Sheets and amortized over the term of the related lease.

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”), effective January 1, 2023. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Revenue Recognition

The Company commences revenue recognition on its leases based on a number of factors, including the initial determination that the contract is or contains a lease. When it is determined that a contract contains a lease, revenue is recognized when the lessee takes possession of or controls the physical use of the leased assets. In most instances this occurs on the lease commencement date. At the inception or acquisition of a lease, including new leases that arise from amendments, the Company assesses the terms and conditions of the lease to determine the proper lease classification.

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

The Company’s rental revenue primarily consists of fixed contractual base rent arising from tenant leases at the Company’s properties under operating leases. Revenue under operating leases that is deemed probable of collection is recognized as revenue on a straight-line basis over the terms of the related leases. For leases that have fixed and measurable rent escalations, the difference between such rental income earned and the cash rent due under the provisions of the lease is recorded on the Company’s Consolidated Balance Sheets. Management exercises judgment in assessing collectability and considers the length of time a receivable has been outstanding, tenant creditworthiness, payment history, available information about the financial condition of the tenant, and current economic trends, among other factors. Tenant receivables that are deemed uncollectible are recognized as a reduction to rental revenue.

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

The Adviser will advance the Company’s organization and offering costs (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through July 22, 2024, which marks the second anniversary of the commencement of the Offering. The Company will reimburse the Adviser for all such advanced costs ratably over a 60-month period following the second anniversary of the commencement of the Offering (Note 9).

Organization and offering costs advanced by the Adviser and its affiliates are recorded as a component of due to affiliates in the accompanying Consolidated Balance Sheets.

Operating Expenses

The Adviser will advance on the Company’s behalf certain of the Company’s operating expenses through the earlier of (i) the first date that the Company’s NAV reaches $500 million and (ii) December 31, 2024. The Company will reimburse the Adviser for all such advanced operating expenses ratably over the 60 months following such date. Operating expenses incurred directly by the Company are expensed in the period incurred.

Operating expenses advanced by the Adviser and its affiliates are recorded as a component of due to affiliates in the accompanying Consolidated Balance Sheets.

Share Repurchases

The Company has adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of the Company’s shares is limited to 2% of the aggregate NAV per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and 5% of the aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to stockholders as of the end of the immediately preceding three months). Shares are repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year are repurchased at 98% of the transaction price. If the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares submitted for repurchase during such month will be repurchased on a pro rata basis based on the amount requested after the Company has repurchased all shares for which repurchase was requested due to death or disability and other limited exceptions. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.

Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds the Company may use for repurchases during any calendar month and quarter. Should repurchase requests, in the Company's judgment, place an undue burden on the Company's liquidity, adversely affect the Company's operations or risk having an adverse impact on the Company as a whole, or should the Company otherwise determine that investing its liquid assets in real properties or other investments rather than repurchasing its shares is in the best interests of the Company as a whole, the Company may choose to repurchase fewer shares in any particular month than have been requested to be repurchased, or none at all. Further, the Company's board of directors may make exceptions to, modify or suspend the share repurchase plan if in its reasonable judgment it deems such action to be in the Company's best interest and the best interests of the Company's stockholders.

Class E share repurchase rights

The Class E shares issued in the Initial Capitalization and Class E shares issued in the private offering of Class E shares and Class I shares are not eligible for repurchase pursuant to the share repurchase plan. Such Class E shares will only be eligible for repurchase following the earlier to occur of (i) July 22, 2025, the third anniversary of the date the Company commenced the Offering, and (ii) the date that the Company's aggregate NAV is at least $1.5 billion. Following such period, holders of Class E shares (other than the Class E shares and Class E units purchased by JPMIM as part of the Initial Capitalization, which are subject to special terms discussed below) may request that the Company repurchase such holder’s Class E shares on a monthly basis. The Company will repurchase Class E shares at a price per share equal to the most recently determined NAV per Class E share as of the repurchase date.

The aggregate amount of Class E shares that the Company is required to repurchase in any month will be limited to an amount equal to any remaining availability for share repurchases pursuant to the terms and conditions of the Company’s share repurchase plan, after the Company has fulfilled all repurchase requests submitted pursuant to the share repurchase plan. In addition, the Company will not repurchase any Class E shares during any period that the share repurchase plan has been suspended.

Certain Class I share repurchase rights

The Class I shares issued in the private offering of Class E shares and Class I shares are not eligible for repurchase pursuant to the Company’s share repurchase plan and will only be eligible for repurchase by the Company following the earlier to occur of (i) July 22, 2025, which is the third anniversary of the date the Company commenced the Offering, and (ii) the date that the Company’s aggregate NAV is at least $1.5 billion.

JPMIM Class E share and Class E unit repurchases

JPMIM has agreed to hold all of the Class E shares and Class E units it purchased as part of the Initial Capitalization until the earlier of (i) the first date that the Company's NAV reaches $1.5 billion and (ii) July 22, 2025, three years from the commencement of the Offering. Following such date, each month the Company will repurchase, without further action by JPMIM, a number of Class E shares or Class E units from JPMIM in an amount equal to the amount available under the share repurchase plan’s 2% monthly and 5% quarterly caps after satisfying repurchase requests from investors in the Offering, until such time as the JPM Initial Capitalization has been fully repurchased; provided, that the number of shares subject to each mandatory repurchase may be reduced where other holders of Class E shares that were issued pursuant to the Initial Capitalization and are not subject to repurchase under the share repurchase plan request repurchase of their shares, in which case the Class E shares and Class E units held by JPMIM and such other investors will be repurchased on a pro rata basis based on their respective percentage ownership immediately prior to such repurchase (not to exceed an aggregate number of shares equal to the amount available under the share repurchase plan’s 2% monthly and 5%

quarterly caps). Notwithstanding the foregoing, the Company will not effect any mandatory repurchases during any month in which the full amount of all shares requested to be repurchased by stockholders other than JPMIM under the share repurchase plan is not repurchased or when the share repurchase plan has been suspended.

Derivative Instruments

The Company uses derivative financial instruments such as Treasury note futures contracts to manage ongoing risks from fluctuations in interest rates. The Company records its derivative instruments at fair value and such instruments are reflected in other assets, net or accounts payable, accrued expenses and other liabilities on the Company's Consolidated Balance Sheets. Any changes in the fair value of these derivative instruments are recorded within other income, net on the Company's Consolidated Statements of Operations (see Note 16).

Earnings Per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock and common stock equivalents outstanding (unless their effect is anti-dilutive) for the period. For the three months ended March 31, 2024 and 2023, unvested Class E common shares awarded to the Company's independent directors are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive. There were no other potentially dilutive, unissued common shares for the three months ended March 31, 2024 and 2023. The weighted-average number of shares of common stock outstanding is identical for both basic and diluted shares.

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

4. Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	March 31, 2024	December 31, 2023
Building and building improvements	$210,884	$201,033
Land and land improvements	80,143	76,912
Furniture, fixtures and equipment	3,493	3,265
Total	294,520	281,210
Accumulated depreciation	(7,438)	(5,737)
Investments in real estate, net	$287,082	$275,473

Acquisitions

On December 1, 2023, the Company entered into a purchase and sale agreement to acquire a single-family rental residential community under development (“Fiore”) located within the Sarasota, Florida metropolitan area. Fiore will contain 126 three-bedroom townhomes, all with high-end unit finishes and community amenities, including a pool and dog park. The total purchase price will be approximately $45.4 million, exclusive of closing costs. Upon execution of the purchase and sale agreement, the Company was obligated to deliver a cash deposit in the amount of $9.1 million to be held in escrow. A portion of the deposit will be applied towards the purchase price for each closing beginning with the second closing. Fiore is currently under development and townhomes will be conveyed on a rolling basis in multiple tranches containing approximately 18-36 townhomes per closing. On December 15, 2023, the Company closed on the initial tranche of 36 townhomes for $13.1 million, inclusive of closing costs. On February 26, 2024, the Company closed on the second tranche of 36 townhomes for $13.1 million, inclusive of closing costs. From December 1, 2023 until the final closing, the Company has a variable interest in the entity holding the remaining tranches of townhomes. The entity is a VIE but the Company does not consolidate the entity as it is not the primary beneficiary.

As of March 31, 2024 there are 54 townhomes remaining, which will be purchased for $19.4 million, exclusive of closing costs when construction is completed.

The following table provides details of the property acquired during the three months ended March 31, 2024 ($ in thousands):

Property Type	Purchase Price(1)	Number of Transactions	Number of Properties	Sq. Ft. (in thousands)/Units
Single-family rental property(2)	$13,071	1	1	36 units
Total	$13,071	1	1

(1) Purchase price is inclusive of acquisition-related costs.

(2) The acquisition of 36 townhomes is included as a single property.

The following table details the purchase price allocation for the property acquired during the three months ended March 31, 2024 ($ in thousands):

For the Three Months Ended March 31, 2024
Building and building improvements	$9,625
Land and land improvements	3,225
Furniture, fixtures and equipment	221
Total purchase price	13,071
Other acquisition costs	(69)
Deposit applied	(3,629)
Net purchase price	$9,373

5. Investment in Real Estate Debt

The following table details the Company’s investment in real estate debt ($ in thousands):

					March 31, 2024		December 31, 2023
Real Estate Debt	Number of Positions	Credit Rating	Coupon	Maturity Date	Cost Basis	Fair Value	Cost Basis	Fair Value
Mezzanine Loan	1	Not Rated	SOFR(1) + 5.22%	September 7, 2024	$16,825	$16,825	$16,825	$16,825

(1) 30-day SOFR at March 31, 2024 and December 31, 2023 was 5.32% and 5.34% per annum, respectively.

On September 2, 2022, the Company acquired a $26.8 million mezzanine loan ("Mezzanine Loan") and, concurrent with the acquisition, sold a $10 million pari passu participation interest to an affiliate of the Adviser. The sale of the participating interest met the criteria to be classified as an accounting sale, and not a financing, as the Company did not retain a controlling interest in the loan. The loan financed the acquisition of a garden-style multifamily property located in Murfreesboro, Tennessee. The Mezzanine Loan is an interest-only loan and was fully funded as of the acquisition date. The Mezzanine Loan has a stated maturity of September 7, 2024 and includes up to three one-year extension options at the borrower’s request.

The following table details the amounts recognized for the Company's investment in real estate debt ($ in thousands):

	For the Three months Ended March 31,
	2024	2023
Interest income	$449	$410
Other income (expense), net	(3)	—
Total income from investment in real estate debt	$446	$410

6. Investments in Real Estate-Related and Other Securities

The following table details the Company’s investments in real estate-related and other securities ($ in thousands):

			March 31, 2024			December 31, 2023
Real Estate-Related and Other Securities	Coupon	Maturity Date	Face Amount	Cost Basis	Fair Value	Face Amount	Cost Basis	Fair Value
U.S. Treasury(1)	N/A	March 14, 2024	$—	$—	$—	$420	$409	$416
U.S. Treasury(1)	N/A	July 9, 2024	420	413	414	—	—	—
Total real estate-related and other securities			$420	$413	$414	$420	$409	$416

(1) Includes $0.4 million of securities pledged as collateral related to the Treasury note futures contracts.

The following table details the amounts recognized for the Company's investments in real estate-related and other securities ($ in thousands):

	For the Three months Ended March 31,
	2024	2023
Interest income	$5	$59
Unrealized gain (loss)	—	(54)
Total income from investments in real estate-related and other securities	$5	$5

7. Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities, not fully amortized, consisted of the following ($ in thousands):

	March 31, 2024	December 31, 2023
Intangible assets:
In-place lease intangibles	$8,007	$8,007
Above-market lease intangibles	2,037	2,037
Total intangible assets	10,044	10,044
Accumulated amortization:
In-place lease amortization	(795)	(543)
Above-market lease amortization	(204)	(132)
Total accumulated amortization	(999)	(675)
Intangible assets, net	$9,045	$9,369
Intangible liabilities:
Below-market lease intangibles	$(1,830)	$(1,830)
Accumulated amortization:
Below-market lease amortization	175	146
Intangible liabilities, net	$(1,655)	$(1,684)

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of March 31, 2024 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Below-market Lease Intangibles
2024 (remaining)	$755	$217	$(89)
2025	1,007	289	(118)
2026	1,007	289	(118)
2027	1,007	289	(118)
2028	1,007	289	(118)
Thereafter	2,429	460	(1,094)
Total	$7,212	$1,833	$(1,655)

The in-place lease intangible amortization is recorded in depreciation and amortization while the above-market intangible amortization and below-market intangible amortization are recorded in rental revenue on the Company's Consolidated Statements of Operations.

8. Mortgage Notes and Credit Facility

Mortgage notes

The following is a summary of the fixed-rate mortgage notes secured by the Company’s properties ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	March 31, 2024	December 31, 2023
Caroline West Gray	5.44%	12/1/2029	$45,911	$45,911
Caroline Post Oak	5.44%	12/1/2029	40,528	40,528
Coda on Centre	4.28%	5/1/2029	28,780	28,907
Total fixed-rate loans			115,219	115,346
Deferred financing costs, net			(985)	(1,030)
Mortgage discount, net			(706)	(739)
Mortgage notes, net			$113,528	$113,577

Credit Facility

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

Effective March 12, 2024, the Company executed and delivered a Facility Reduction Request (the "Facility Reduction Request") requesting a decrease in the maximum commitments of the Credit Facility to $0.0. The delivery of the Facility Reduction Request permanently reduced the aggregate commitments available under the Credit Facility. As of December 31, 2023, there was no outstanding balance under the Credit Facility.

The following table details the future principal payments due under the Company’s mortgage notes as of March 31, 2024 ($ in thousands):

Year	Mortgage Notes
2024 (remainder)	$383
2025	536
2026	560
2027	585
2028	607
Thereafter	112,548
Total future commitments	$115,219

The Company is subject to various financial and operational covenants under certain of its mortgage notes. These covenants require the Company to maintain certain financial ratios, which may include leverage, debt yield, and debt service coverage, among others. As of March 31, 2024, the Company was in compliance with all of its loan covenants that could result in a default under such agreements.

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

The Adviser and certain of its Affiliates receive fees and compensation in connection with the ongoing management of the assets of the Company. The Adviser is paid a management fee equal to 1.00% of NAV per annum for Class D, Class I, Class S and Class T shares and 0.75% of NAV per annum for Class X and Class Y shares, payable monthly. The management fee is paid, at the Adviser’s election, in cash, Class E shares, or Class E Operating Partnership units. The Class E shares are not subject to the management fee. The Adviser waived its management fee through December 31, 2022. For the three months ended March 31, 2024 and 2023, the Company incurred management fees of $0.2 million and $0.03 million, respectively.

The Company, as general partner, and the Special Limited Partner entered into the Limited Partnership Agreement of the Operating Partnership on June 3, 2022, which was amended and restated on September 20, 2022, and November 13, 2023.

The Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership equal to (i) 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined in the Operating Partnership limited partnership agreement) with respect to Class D, I, S, and T units of the Operating Partnership and (ii) 10.0% of the annual Class X and Y Total Return, subject to a 7% Class X and Y Hurdle Amount and a Class X and Y High-Water Mark, with a 50% Class X and Y Catch-Up (each term as defined in the Operating Partnership limited partnership agreement) with respect to Class X units of the Operating Partnership and Class Y units of the Operating Partnership, respectively. Such allocation is measured on a calendar year basis, made quarterly and accrued monthly. The performance participation interest is not paid on the Class E Operating Partnership units. For the three months ended March 31, 2024 and 2023, the Company incurred $0 and $0.1 million relating to the performance participation allocation, respectively.

See Note 2 for a discussion on the Adviser's investment in the Company.

J.P. Morgan Institutional Investments Inc. (the “Dealer Manager”) serves as the dealer manager for the Offerings. The Dealer Manager is a registered broker-dealer affiliated with the Adviser. The Company entered into an agreement with the Dealer Manager (the “Dealer Manager Agreement”) on June 8, 2022 in connection with the Offering.

In connection with the private offering of Class E shares and Class I shares, the Company entered into a separate dealer manager agreement with the Dealer Manager on January 31, 2023, which provides for the distribution of Class E shares and Class I shares in the private offering through registered investment advisers selected by the Dealer Manager. No fees or other compensation (other than the customary reimbursement of expenses and indemnification) are payable to the Dealer Manager under such agreement.

In connection with the private offering of Class Y shares, on November 13, 2023, the Company entered into an agreement with the Dealer Manager with respect to the private offering of Class Y shares.

The Dealer Manager is entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of up to 0.5%, of the transaction price of each Class T share sold in the primary offering, however such amounts may vary at certain participating broker-dealers provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. The Dealer Manager is entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the primary offering. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each share sold in the Class Y private offering. No upfront selling commissions or dealer manager fees will be paid with respect to purchases of Class I or Class X shares or shares of any class sold pursuant to the distribution reinvestment plan.

The Dealer Manager also receives a stockholder servicing fee of 0.25%, 0.85% and 0.85% per annum of the aggregate NAV of the Company’s outstanding Class D shares, Class S shares and Class T shares, respectively. The Company will cease paying the stockholder servicing fee with respect to any Class D share, Class S share and Class T share sold in the primary offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such share would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such share (including the gross proceeds of any shares issued under the distribution reinvestment plan with respect thereto). At the end of such month, such Class D share, Class S share or Class T share (and any shares issued under the distribution reinvestment plan with respect thereto) will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV of such share. The Company will accrue the cost of the lifetime stockholder servicing fee as an offering cost at the time each Class D, Class S and Class T share is sold during the primary offering. The Company’s obligations to pay stockholder servicing fees with respect to the Class D, Class S and Class T shares distributed in the Offering will survive until such shares are no longer outstanding (including because such shares converted into Class I shares). As of March 31, 2024, the Company had accrued stockholder servicing fees of $0.4 million. Stockholder servicing fees are recorded as a component of due to affiliates on the Company’s Consolidated Balance Sheets.

With respect to the Company's outstanding Class Y shares, the Company pays the Dealer Manager stockholder servicing fees of 0.85% per annum of the aggregate NAV of the Company’s outstanding Class Y shares. The Company will cease paying the stockholder servicing fee with respect to any Class Y share sold at the end of the month in which the total selling commissions and stockholder servicing fees paid with respect to such share would exceed 8.75% of the gross proceeds from the sale of such share (including the gross proceeds of any Class Y shares issued under the distribution reinvestment plan). At the end of such month, such Class Y share (and any shares issued under the distribution reinvestment plan with respect thereto) that did not previously convert to Class S shares pursuant to certain conversion terms set forth in the Charter will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV of such share. Following the conversion of any Class Y shares into Class S shares, the Company will pay the Dealer Manager stockholder servicing fees with respect to such outstanding Class S shares equal to 0.85% per annum of the aggregate NAV of such outstanding Class S shares. The Company will accrue the cost of the lifetime stockholder servicing fee as an offering cost at the time each Class Y share is sold during the private offering of Class Y shares. The Company's obligations to pay stockholder servicing fees with respect to Class Y shares distributed shall survive until such shares are no longer outstanding (including because such shares converted into Class I shares).

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

As of December 31, 2023, the Company had sold 9.0 million Class E Operating Partnership units and 0.5 million Class E shares to the Adviser for an aggregate purchase price of $94.2 million and $5.8 million, respectively (see Note 13). During the three months ended March 31, 2024, the Company did not sell any Class E Operating Partnership units or Class E shares to the Adviser (see Note 2). Class E units and Class E shares sold to the Adviser are recorded as Mandatorily Redeemable Instruments on the Company’s Consolidated Balance Sheets (see Note 13). The distribution payable for Mandatorily Redeemable Instruments was $0.4 million as of March 31, 2024.

On September 2, 2022, the Company acquired a $26.8 million Mezzanine Loan and, concurrent with the acquisition, sold a $10.0 million pari passu participation interest to an affiliate of the Adviser (see Note 5).

In May 2023, the Company began to invest in a money market fund managed by an affiliate of the Adviser. During the three months ended March 31, 2024, the Company invested $11.5 million, net of redemptions, in the money market fund.

On November 13, 2023, in connection with the private offering of Class Y shares, the Company entered into an engagement letter (the “Class Y Private Placement Agreement”) with the Dealer Manager and an affiliate of the Adviser (the “Participating Dealer”).

Pursuant to the Class Y Private Placement Agreement, the Dealer Manager will reallow upfront selling commissions of up to 3.5% of the transaction price of each Class Y share sold in the private offering and stockholder servicing fees with respect to the outstanding Class Y shares sold in the private offering equal to 0.85% per annum of the aggregate NAV of the of the outstanding Class Y shares to the Participating Dealer.

Due to Affiliates

The following table details the components of due to affiliates ($ in thousands):

	March 31, 2024	December 31, 2023
Organization and offering costs	$6,968	$6,648
Operating expenses	8,565	7,935
Management fee	67	100
Stockholder servicing fee	441	36
Total	$16,041	$14,719

Organization and offering costs

The Adviser has advanced $7.0 million and $6.7 million of organization and offering costs (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through March 31, 2024 and December 31, 2023, respectively. On May 12, 2023, the Company entered into an Amended and Restated Advisory Agreement (the "Amended and Restated Advisory Agreement") with the Operating Partnership and the Adviser. Pursuant to the Amended and Restated Advisory Agreement, the Adviser will advance the Company’s organization and offering costs (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through July 22, 2024, which marks the second anniversary of the commencement of the Offering. The Company will reimburse the Adviser for all such advanced costs ratably over a 60-month period following the second anniversary of the commencement of the Offering.

Operating expenses

The Adviser has advanced $8.6 million and $7.9 million of operating expenses on the Company’s behalf as of March 31, 2024 and December 31, 2023, respectively. Pursuant to the Amended and Restated Advisory Agreement, the Company will reimburse the Adviser for all advanced operating expenses ratably over the 60 months starting the earlier of (i) the first date that the Company’s NAV reaches $500 million and (ii) December 31, 2024.

10. Other Assets and Liabilities

The following table summarizes the components of other assets ($ in thousands):

	March 31, 2024	December 31, 2023
Tenant receivables	$275	$221
Acquisition costs	117	146
Prepaid expenses	458	170
Interest receivable	113	114
Straight-line rent receivable	476	342
Other	89	73
Total	$1,528	$1,066

The following table summarizes the components of accounts payable, accrued expenses and other liabilities ($ in thousands):

	March 31, 2024	December 31, 2023
Real estate taxes payable	$147	$—
Accrued expenses	1,256	1,214
Accounts payable	182	152
Distributions payable(1)	903	832
Tenant security deposits	342	1,405
Other	82	101
Total	$2,912	$3,704

(1) Included in distributions payable is $0.4 million and $0.4 million as of March 31, 2024 and December 31, 2023, respectively, relating to distributions declared on Class E units and Class E shares held by the Adviser.

11. Leases

Lessor

The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s multifamily, single-family rental and net lease industrial properties. Leases at the Company’s industrial properties include a fixed base rent, and a variable rent component that consists of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs. Rental revenue earned from leases at the Company’s multifamily and single-family properties primarily consist of a fixed base rent, and certain leases contain a variable component that allows for the pass-through of certain operating expenses such as utilities.

The leases at the Company’s net lease industrial properties are longer-term and contain extension and termination options at the lessee’s election. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Leases at the Company’s multifamily and single-family rental properties are short-term in nature, generally not greater than 12 months in length.

The following table details the components of operating lease income from the Company's industrial properties ($ in thousands). The leases at the Company’s multifamily properties and single-family rental property are short-term, generally 12 months or less, and are therefore not included.

	For the Three months Ended March 31,
	2024	2023
Fixed lease payments	$1,111	$220
Total fixed lease payments	$1,111	$220

The following table presents the future minimum rents the Company expects to receive from its industrial properties as of March 31, 2024 ($ in thousands). The leases at the Company’s multifamily properties and single-family rental property are short-term, generally 12 months or less, and are therefore not included.

Year	Amount
2024 (remainder)	$3,398
2025	4,659
2026	4,814
2027	4,975
2028	5,143
Thereafter	16,736
Total	$39,725

12. Equity

Authorized capital

The Company is authorized to issue preferred stock and seven classes of common stock consisting of Class D shares, Class I shares, Class S shares, Class T shares, Class E shares, Class X shares and Class Y shares. The differences among the common share classes relate to upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. See Note 2 for additional detail of each share class.

As of March 31, 2024, in accordance with the Charter, the Company had authority to issue 5.5 billion shares, consisting of the following (shares in thousands):

Classification	Number of Shares	Par Value
Class D Shares	600,000	$0.01
Class I Shares	1,500,000	0.01
Class S Shares	1,000,000	0.01
Class T Shares	600,000	0.01
Class E Shares	600,000	0.01
Class X Shares	500,000	0.01
Class Y Shares	600,000	0.01
Preferred Stock	100,000	0.01
Total	5,500,000

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock (in thousands). There were no outstanding Class T or Class X shares as of March 31, 2024:

	Three Months Ended March 31, 2024
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y	Total
Beginning balance, December 31, 2023:	504	5,397	54	—	6,407	—	—	12,362
Common stock issued	116	1,171	1	—	471	—	536	2,295
Common stock repurchased	—	—	—	—	—	—	—	—
Ending balance, March 31, 2024	620	6,568	55	—	6,878	—	536	14,657

There were no outstanding preferred stock as of March 31, 2024 and December 31, 2023, respectively.

Share repurchases

For the three months ended March 31, 2024, the Company did not repurchase shares of its common stock. The Company had no unfilled repurchase requests during the three months ended March 31, 2024. See Note 3 “— Share Repurchases” for a discussion of the share repurchase plan.

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

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Code. Shares of each class of common stock receive the same gross distribution per share. The net distribution varies for shares of each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.

The following table details the aggregate distributions declared for shares of each applicable class of common stock:

	Three Months Ended March 31, 2024
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y
Aggregate gross distributions declared per share of common stock	$0.1125	$0.1125	$0.1125	$—	$0.1125	$—	$0.1125
Stockholder servicing fee per share of common stock(1)	—	—	(0.0229)	—	—	—	(0.0230)
Net distributions declared per share of common stock	$0.1125	$0.1125	$0.0896	$—	$0.1125	$—	$0.0895

(1) Stockholder servicing fees only apply to Class D, Class S, Class T and Class Y shares. For purposes of NAV, the Company recognizes the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, the Company accrues the lifetime cost of the stockholder servicing fee as an offering cost at the time Class D, Class S, Class T and Class Y shares are sold. The stockholder servicing fee on Class D shares was waived as of March 31, 2024, and the NAV attributable to current holders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity. As of March 31, 2024, the Company had accrued stockholder servicing fees of $0.4 million.

13. Mandatorily Redeemable Instruments

As of December 31, 2023, the Company had sold 9.0 million Class E Operating Partnership units and 0.5 million Class E shares to the Adviser for an aggregate purchase price of $94.2 million and $5.8 million, respectively. During the three months ended March 31, 2024, the Company did not sell any Class E Operating Partnership units or Class E shares to the Adviser (see Note 2).

As the sole investor in Class E units of the Operating Partnership, JPMIM's interest does not have any voting rights but is entitled to receive distributions at the same rate applicable to other classes of units.

Operating Partnership units also carry a protective exchange feature whereby in a liquidation, dilution or winding up, each unit will convert into a number of Class I units (or fraction thereof) having an equivalent NAV. Such feature is designed to carry over NAV into a new form of security immediately prior to liquidation and is not deemed a substantive conversion feature as it is only applicable upon liquidation or upon a listing event which is not the intent of this public, non-listed REIT structure.

The Class E units and Class E shares held by JPMIM are mandatorily redeemable, and only subject to delays to the continuous obligation to ultimately redeem the instruments once sufficient availability exists under share repurchase agreements. Therefore, the Mandatorily Redeemable Instruments held by JPMIM are classified as a liability pursuant to Topic 480 — Distinguishing Liabilities from Equity and are presented as Mandatorily Redeemable Instruments at the initial funding amount received, which is equivalent to fair value at the issuance dates. Subsequently, the Mandatorily Redeemable Instruments are carried at their cash redemption value as if the Class E units or Class E shares were repurchased or redeemable at the reporting date, which equals NAV per Class E unit or Class E share. The change in carrying value (changes in NAV per Class E unit or Class E share) is classified as mandatorily redeemable instruments interest costs along with any cash distributions declared in the Consolidated Statements of Operations. During the three months ended March 31, 2024, the Company recorded $0.8 million of mandatorily redeemable instruments interest costs in the Consolidated Statements of Operations, which consisted of a redemption value adjustment gain of $0.2 million and $1.1 million of distribution expenses, respectively.

The following table details the Mandatorily Redeemable Instruments activity for the three months ended March 31, 2024 ($ in thousands):

Three Months Ended March 31, 2024
Balance at the beginning of the year	$101,753
Distributions declared	1,075
Reclassification to distributions payable/paid	(1,075)
Redemption value adjustment	(236)
Ending balance	$101,517

The following table details the future payments due under the Mandatorily Redeemable Instruments as of March 31, 2024 ($ in thousands):

Year	Total(1)
2024 (remainder)	$—
2025	101,517
2026	—
2027	—
2028	—
Thereafter	—
Total future commitments	$101,517

(1) Redemptions of Mandatorily Redeemable Instruments are subject to the share repurchase plan’s 2% monthly and 5% quarterly caps after satisfying repurchase requests from investors in the Offering.

Redemption features

See Note 3 “— JPMIM Class E share and Class E unit repurchases” for a discussion of the redemption features associated with Class E shares and Class E units held by JPMIM.

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Code. The Mandatorily Redeemable Instruments receive the same gross distribution per share as the Class E common stock. For the three months ended March 31, 2024, the Company declared distributions of $0.1125 for each Class E unit which totaled $1.1 million. When a distribution is declared, the Company records a distribution expense as a component of mandatorily redeemable instruments interest cost in the Consolidated Statements of Operations. A distribution payable is also recorded within accounts payable, accrued expenses and other liabilities on the Company's Consolidated Balance Sheets until the distribution is paid. The distribution payable for Mandatorily Redeemable Instruments was $0.4 million as of March 31, 2024.

14. Earnings Per Share

The Company's net loss and weighted-average number of shares outstanding for the three months ended March 31, 2024 and 2023 consists of the following ($ and shares in thousands):

	For the Three months Ended March 31,
	2024	2023
Net loss attributable to JPMREIT stockholders	$(1,572)	$(6,418)
Weighted-average shares of common stock outstanding, basic and diluted	13,854	3,939

The calculation of basic and diluted net loss per share amounts for the three months ended March 31, 2024 and 2023 consists of the following ($ and shares in thousands except per-share numbers):

	For the Three months Ended March 31,
	2024	2023
Basic and Diluted Net Loss per Share Attributable to JPMREIT Stockholders
Numerator:
Net loss attributable to JPMREIT stockholders	$(1,572)	$(6,418)
Denominator:
Weighted-average shares of common stock outstanding	13,854	3,939
Basic and diluted net loss per share of common stock	$(0.11)	$(1.63)

For the three months ended March 31, 2024 and 2023, unvested Class E common shares awarded to the Company's independent directors are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive. There were no other potentially dilutive, unvested common shares for the three months ended March 31, 2024 and 2023.

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

The following table details the total assets by segment ($ in thousands):

Segment	March 31, 2024	December 31, 2023
Multifamily	$177,461	$178,001
Industrial	95,869	96,066
Single-family rental	26,257	13,417
Investments in real estate debt, real estate-related and other securities	17,765	17,563
Other (corporate)	47,948	39,857
Total assets	$365,300	$344,904

The following table details the financial results by segment for the three months ended March 31, 2024 ($ in thousands):

	Multifamily	Industrial	Single-family rental	Investments in real estate debt, real estate-related and other securities	Total
Revenues
Rental revenue	$3,640	$1,433	$4	$—	$5,077
Total revenues	3,640	1,433	4	—	5,077
Expenses
Rental property operating	1,306	235	250	2	1,793
Total expenses	1,306	235	250	2	1,793
Income from investment in real estate debt	—	—	—	446	446
Income from investments in real estate-related and other securities	—	—	—	5	5
Segment net operating income (loss)	$2,334	$1,198	$(246)	$449	$3,735
Depreciation and amortization	$(1,102)	$(699)	$(153)	$—	$(1,958)
General and administrative					(976)
Mandatorily redeemable instruments interest costs					(839)
Interest expense					(1,591)
Other income, net					41
Net loss					$(1,588)
Net loss attributable to non-controlling interests in consolidated joint ventures					(16)
Net loss attributable to JPMREIT stockholders					$(1,572)

The following table details the financial results by segment for the three months ended March 31, 2023 ($ in thousands):

	Multifamily	Industrial	Single-family rental	Investments in real estate debt, real estate-related and other securities	Total
Revenues
Rental revenue	$3,671	$238	$—	$—	$3,909
Total revenues	3,671	238	—	—	3,909
Expenses
Rental property operating	1,161	(33)	—	3	1,131
Total expenses	1,161	(33)	—	3	1,131
Income from investment in real estate debt	—	—	—	410	410
Income from investment in real estate-related and other securities	—	—	—	5	5
Segment net operating income	$2,510	$271	$—	$412	$3,193
Depreciation and amortization	$(2,168)	$(80)	$—	$—	$(2,253)
General and administrative					(1,103)
Mandatorily redeemable instruments interest costs					(4,143)
Interest expense					(2,168)
Other income, net					3
Net loss					$(6,471)
Net loss attributable to non-controlling interests in consolidated joint ventures					(53)
Net loss attributable to JPMREIT stockholders					$(6,418)

16. Derivatives

The Company uses derivative financial instruments to minimize the risks and costs associated with the Company's investments and financing transactions. The Company has not designated any of its derivative financial instruments as hedges as defined under GAAP. Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks.

The use of derivative financial instruments involves certain risks, including the risk that counterparties do not perform as agreed. To mitigate this risk, the Company enters into derivative financial instruments with counterparties it believes to have appropriate credit ratings and that are major financial institutions with which the Company and its affiliates may also have other financial relationships.

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

The following table details the Company's outstanding Treasury note futures contracts that were non-designated hedges of interest rate risk (notional amount in thousands):

	March 31, 2024
Treasury note futures contracts	Number of Contracts	Notional Amount	Commencement Date	Maturity Date
5-year Treasury note futures	226	$24,116	February 22, 2024	June 28, 2024
2-year Treasury note futures	29	5,935	February 22, 2024	June 28, 2024

The following table details the fair value of the Company's derivative financial instruments ($ in thousands):

	Fair Value of Derivatives(1)
	March 31, 2024	December 31, 2023
5-year Treasury note futures	$(26)	$20
2-year Treasury note futures	(6)	2

(1) The derivative asset balance as of December 31, 2023 is included in other assets, net on the Company's Consolidated Balance Sheets. The derivative liability balance as of March 31, 2024 is included in accounts payable, accrued expenses and other liabilities.

For the three months ended March 31, 2024, the Company recorded an unrealized loss related to changes in the fair value of its derivative financial instruments of $0.5 million. Changes in fair value of the Company's derivative financial instruments are recorded within other income, net on the Consolidated Statements of Operations. During the three months ended March 31, 2024, the Company recorded a realized loss of $0.04 million relating to the sale of 237 5-year Treasury note futures contracts and 17 2-year Treasury note futures contracts. Realized gain (loss) from the sale of the Company’s derivative financial instruments is recorded within other income, net on the Consolidated Statements of Operations.

17. Commitments and Contingencies

Property purchase commitments

On December 1, 2023, the Company entered into a purchase and sale agreement to acquire Fiore, a single-family rental residential community in Sarasota, FL. Fiore will contain 126 three-bedroom townhomes, all with high-end unit finishes and community amenities, including a pool and dog park. The total purchase price will be approximately $45.4 million, exclusive of closing costs. Upon execution of the purchase and sale agreement, the Company was obligated to deliver a cash deposit in the amount of $9.1 million to be held in escrow. A portion of the deposit will be applied towards the purchase price for each closing beginning with the second closing. Fiore is currently under development and townhomes will be conveyed on a rolling basis in multiple tranches containing approximately 18-36 townhomes per closing. The first tranche closed on December 15, 2023 and the second tranche closed on February 26, 2024. The final delivery is expected to occur in August 2024. The Company expects the balance of the purchase price to be funded with the proceeds from the sale of shares of its common stock. As of March 31, 2024 there are 54 townhomes remaining, which will be purchased for $19.4 million, exclusive of closing costs when construction is completed.

Litigation

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2024, the Company was not involved in any material legal proceedings.

18. Economic Dependency

The Company depends on the Adviser and its affiliates for certain services that are essential to it, including the distribution of the Company’s shares of common stock, acquisition and disposition decisions, and certain other responsibilities. If the Adviser and its affiliates were unable or unwilling to provide such services, the Company would be required to find alternative service providers.

19. Subsequent Events

Transactions

On April 2, 2024, the Company closed on a $10.0 million loan secured by a 9.7-acre industrial outdoor storage site located in the greater Philadelphia metropolitan area (“6200 Bristol”).

On April 24, 2024, the Company closed on the third tranche of Fiore consisting of 18 townhomes for approximately $6.5 million, exclusive of closing costs.

Distributions

The Company declared distributions on all outstanding shares of common stock and Operating Partnership units as of the close of business on the record date of March 31, 2024. The Company paid or reinvested these distributions amounting to $0.9 million on April 3, 2024.

The Company declared distributions on all outstanding shares of common stock and Operating Partnership units as of the close of business on the record date of April 30, 2024. The Company paid or reinvested these distributions amounting to $1.0 million on May 3, 2024.

Capital raising and financing

As part of the Offering, subsequent to March 31, 2024 through May 7, 2024, the Company sold 150,948 Class D, 477,437 Class I and 313 Class S shares of common stock for net proceeds of $1.5 million, $4.9 million and $0.003 million respectively, which includes distributions reinvested in accordance with the distribution reinvestment plan.

As part of the private offerings, subsequent to March 31, 2024 through May 7, 2024, the Company issued 367,858 Class I, 939,102 Class E and 315,191 Class Y common stock for net proceeds of $3.8 million, $9.9 million and $3.4 million, respectively, which includes distributions reinvested in accordance with the distribution reinvestment plan.

On April 8, 2024, the Company called the remaining $5.9 million in capital commitments available from investors as part of the Initial Capitalization.

Charter amendment

On April 16, 2024, the Company filed Articles Supplementary to the Charter pursuant to which the Company reclassified and designated 500,000,000 authorized but unissued Class X shares as shares of a new Class X common stock, $0.01 par value per share, and fixed the preferences, rights, powers, restrictions, limitations, qualifications, terms and conditions of the newly designated Class X shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References herein to the “Company,” “we,” “us,” or “our” refer to J.P. Morgan Real Estate Income Trust, Inc. together with its consolidated subsidiaries, including J.P. Morgan REIT Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership of which we are the general partner, unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about our business, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Such forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. We believe these factors also include those described under the section entitled “Item IA. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which is accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

Our board of directors at all times has ultimate oversight and policymaking authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the Advisory Agreement, however, we have delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors.

The initial public offering of our common stock (the “Offering”) commenced on July 22, 2022. We acquired our first investment on September 2, 2022. In addition to the Offerings, we are conducting several private offerings (together with the Offering, the “Offerings”).

We intend to contribute to the Operating Partnership the net proceeds from the Offering which are not used or retained to pay the fees and expenses attributable to our operations. The Operating Partnership will use the net proceeds received from us to make investments in accordance with our investment strategy and policies.

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

Q1 2024 Highlights

Capital raising and distributions

•
Raised net proceeds of $24.0 million from the sale of shares of our common stock during the three months ended March 31, 2024.
•
Declared distributions totaling $2.7 million for the three months ended March 31, 2024, including $1.1 million related to Class E shares and Class E units owned by the Adviser. The details of the average annualized distribution rates and total returns as of March 31, 2024 are shown in the following table:

	Class D	Class I	Class S	Class E	Class Y
Average annualized distribution rate(1)	4.43%	4.41%	3.41%	4.25%	N/A
Year-to-date total return, without upfront selling commissions(2)	0.64%	0.65%	0.36%	0.83%	0.65%
Year-to-date total return, assuming maximum upfront selling commissions(2)	-0.85%	0.65%	-3.03%	0.83%	-2.75%
Inception-to-date total return, without upfront selling commissions(2) (3)	5.45%	5.61%	-0.91%	7.51%	0.65%
Inception-to-date total return, assuming maximum upfront selling commissions(2) (3)	-0.85%	5.61%	-4.26%	7.51%	-2.75%

(1) Average annualized distribution rate is calculated as the current month's distribution annualized and divided by the prior month's NAV, which is inclusive of all fees and expenses. Average annualized distribution rate is only presented for share classes with at least two full quarters of distributions.

(2) Total return is calculated as the change in NAV per share during the respective period plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Inception-to-date total return is annualized.

(3) The inception date was January 3, 2023 for Class D shares, November 1, 2023 for Class I shares, August 1, 2023 for Class S shares, August 1, 2022 for Class E shares and January 1, 2024 for Class Y shares.

Investing

•
Acquired the second tranche of a single-family rental residential community under development within the Sarasota, Florida metropolitan area for $13.1 million, inclusive of closing costs.
•
Invested $11.5 million, net of redemptions, in a money market fund managed by an affiliate of the Adviser.

Portfolio

The following chart outlines the percentage of our assets across investments in real estate, real estate debt and real estate-related and other securities based on fair value by category as of March 31, 2024:

(1) Real estate includes our direct property investments; real estate debt is our Mezzanine Loan; and real estate-related and other securities consists of our U.S. Treasury bills investment.

The following charts further describe the composition of our investments in real estate based on estimated fair value as of March 31, 2024:

Investments in real estate

As of March 31, 2024, we owned six real estate properties which are summarized in the following table ($ in thousands):

Property type	Number of Properties	Sq. Ft. (in thousands)/Number of Units	Occupancy Rate(1)	Gross Asset Value(2)	Revenue(3)	Percent of Revenue
Multifamily	3	688 units	93%	$184,870	$14,560	72%
Single-family rental(4)	1	72 units	—%	26,119	—	—%
Industrial	2	560 sq. ft.	100%	94,900	5,732	28%
Total	6			$305,889	$20,292	100%

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

(2) Based on fair value as of March 31, 2024.

(3) Revenue is calculated as annualized revenue inclusive of tenant recoveries, straight-line rent, above-market lease amortization and below-market lease amortization. As our single-family rental property is currently in lease-up, the property’s revenue has been excluded.

(4) The 72 townhomes acquired as of March 31, 2024 are included as a single property. As of March 31, 2024 there are 54 townhomes remaining, which will be purchased for $19.4 million, exclusive of closing costs when construction is completed.

The following table provides information regarding our real estate properties as of March 31, 2024:

Property Type and Investment	Number of Properties	Location(3)	Acquisition Date	Ownership Interest(1)	Sq. Feet (in thousands)/Number of Units	Occupancy(2)
Multifamily:
Caroline West Gray	1	Houston, TX	November 2022	95%	275	95%
Caroline Post Oak	1	Houston, TX	November 2022	95%	238	94%
Coda on Centre	1	Pittsburgh, PA	December 2022	100%	175	87%
Total multifamily	3				688
Single-family rental:
Fiore(4)	1	Sarasota, FL	December 2023	100%	72	—%
Total single-family rental	1				72
Industrial:
6200 Bristol	1	Philadelphia, PA	October 2022	100%	424	100%
Savannah Truck Terminal	1	Savannah, GA	July 2023	100%	136	100%
Total industrial	2				560

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

(4) The 72 townhomes acquired as of March 31, 2024 are included as a single property. As of March 31, 2024 there are 54 townhomes remaining, which will be purchased for $19.4 million, exclusive of closing costs when construction is completed.

Lease expirations

The following table details the expiring leases at our industrial properties by annualized base rent as of March 31, 2024 ($ in thousands). The table below excludes our multifamily and single-family rental properties as substantially all leases at such properties expire within 12 months:

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

Investment in real estate debt

The following table summarizes our investment in real estate debt as of March 31, 2024 and December 31, 2023 ($ in thousands):

					March 31, 2024		December 31, 2023
Real Estate Debt	Number of Positions	Credit Rating	Coupon	Maturity Date	Cost Basis	Fair Value	Cost Basis	Fair Value
Mezzanine Loan	1	Not Rated	SOFR(1) + 5.22%	September 7, 2024	$16,825	$16,825	$16,825	$16,825

(1) 30-day SOFR at March 31, 2024 and December 31, 2023 was 5.32% and 5.34% per annum, respectively.

Investments in real estate-related and other securities

The following table summarizes our investments in real estate-related and other securities as of March 31, 2024 and December 31, 2023 ($ in thousands):

			March 31, 2024			December 31, 2023
Real Estate-Related and Other Securities	Coupon	Maturity Date	Face Amount	Cost Basis	Fair Value	Face Amount	Cost Basis	Fair Value
U.S. Treasury(1)	N/A	March 14, 2024	$—	$—	$—	$420	$409	$416
U.S. Treasury(1)	N/A	July 9, 2024	420	413	414	—	—	—
Total real estate-related and other securities			$420	$413	$414	$420	$409	$416

(1) Includes $0.4 million of securities pledged as collateral related to the treasury note futures contracts.

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands, except per share data):

	For the Three months Ended March 31,		Change
	2024	2023	$
Revenues
Rental revenue	$5,077	$3,909	$1,168
Total revenues	5,077	3,909	1,168
Expenses
Rental property operating	1,793	1,131	662
General and administrative	976	1,103	(127)
Depreciation and amortization	1,958	2,253	(295)
Total expenses	4,727	4,487	240
Other income (expense), net
Income from investment in real estate debt	446	410	36
Income from investments in real estate-related and other securities	5	5	—
Mandatorily redeemable instruments interest costs	(839)	(4,143)	3,304
Interest expense	(1,591)	(2,168)	577
Other income, net	41	3	38
Total other expense, net	(1,938)	(5,893)	3,955
Net loss	$(1,588)	$(6,471)	$4,883
Net loss attributable to non-controlling interests in consolidated joint ventures	(16)	(53)	37
Net loss attributable to JPMREIT stockholders	$(1,572)	$(6,418)	$4,846
Net loss per share of common stock - basic and diluted	$(0.11)	$(1.63)	$1.52
Weighted-average shares of common stock outstanding - basic and diluted	13,854	3,939	9,915

Rental revenue

Due to acquisitions of real estate we have made since March 31, 2023, our rental revenue for the three months ended March 31, 2024 and March 31, 2023 are not comparable. Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, single-family rental and industrial properties. Rental revenue, aside from short term leases generally less than one year in term, is recognized on a straight-line basis over the life of the lease, including any fixed and measurable rent escalations and abatements.

Rental property operating expenses

Rental property operating expenses consist of the costs of ownership and operation of the real estate investments. Examples of rental property operating expenses include insurance, utilities, real estate taxes and repair and maintenance expenses. Rental property operating expenses also include general and administrative expenses unrelated to the operations of the properties. Due to acquisitions of real estate we have made since March 31, 2023, our rental property operating expenses for the three months ended March 31, 2024 and March 31, 2023 are not comparable.

General and administrative expenses

During the three months ended March 31, 2024, general and administrative expenses decreased by $0.1 million, respectively, in comparison to the corresponding period in 2023. The decrease in general and administrative expenses for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily driven by a decrease in general corporate costs, such as professional fees, legal fees and insurance premiums of $0.2 million, an increase in asset management fees of $0.2 million and a decrease in accrued incentive fees of $0.1 million.

Depreciation and amortization expenses

Depreciation and amortization expenses are impacted by the fair values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. During the three months ended March 31, 2024, depreciation and amortization expenses increased by $0.6 million and decreased by $0.9 million in comparison to the corresponding period in 2023. The increase in depreciation expense was due to the timing of acquisitions. The decrease in amortization expense was due to in-place lease intangibles recorded as part of the purchase price allocation for properties acquired during the year ended December 31, 2022 being fully amortized as of December 31, 2023.

Mandatorily redeemable instruments interest costs

During the three months ended March 31, 2024, costs related to our Mandatorily Redeemable Instruments decreased by $3.3 million in comparison to the corresponding period in 2023 due to a decrease in allocation of appreciation of $4.0 million relating to the redemption value adjustment of the Mandatorily Redeemable Instruments and an increase in distribution expense of $0.6 million.

Interest expense

During the three months ended March 31, 2024, interest expense decreased by $0.6 million in comparison to the corresponding period in 2023. Interest expense primarily consists of interest expense incurred on our mortgage notes and Credit Facility. For the three months ended March 31, 2024, interest expense incurred on our mortgage notes and Credit Facility decreased by $0.5 million. The decrease in interest expense was primarily driven by a decrease in interest expense incurred on our Credit Facility due to the Credit Facility having a $0 balance throughout the period.

Net loss attributable to non-controlling interests in consolidated joint ventures

During the three months ended March 31, 2024, net loss attributable to non-controlling interests in consolidated joint ventures decreased by $0.04 million in comparison to the corresponding period in 2023. Net loss attributable to non-controlling interest in consolidated joint ventures is due to the 5% non-controlling interest in the Caroline West Gray and Caroline Post Oak properties held by our joint venture partner.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating fees and expenses and to pay interest on any outstanding indebtedness we may incur. We anticipate our offering and operating fees and expenses will include the management fee we will pay to the Adviser, the performance participation allocation that the Operating Partnership will pay to the Special Limited Partner, stockholder servicing fees we will pay to the Dealer Manager, legal, audit, tax and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees.

The Adviser will advance our organization and offering expenses (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) on our behalf through July 22, 2024, which marks the second anniversary of the commencement of the Offering. We will reimburse the Adviser for such advanced expenses ratably over the 60 months following such date. We accrued approximately $7.0 million and $6.7 million of organization and offering expenses payable to the Adviser which are included in due to affiliate on our Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, respectively. In addition, the Adviser will advance on our behalf certain of our operating expenses through the earlier of (i) the first date that our NAV reaches $500 million and (ii) December 31, 2024 at which point we will reimburse the Adviser for all such advanced expenses ratably over the 60 months following such date. The Adviser advanced, and we accrued, approximately $8.6 million and $7.9 million of operating expenses which are included in due to affiliate on our Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, respectively.

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

Pursuant to a private offering, JPMIM agreed to purchase $25.0 million in Class E shares or Class E units, or a combination thereof, and up to an additional $75.0 million in Class E shares or Class E units. JPMIM's commitment to purchase such Class E shares or Class E units from us expired in August 2023. As of December 31, 2023, we had called all of JPMIM’s commitments. As of March 31, 2024, we had received $162.1 million in commitments to purchase shares of our common stock and Class E units, including the shares and units to be purchased by JPMIM, and had sold $62.0 million in Class E shares and $94.2 million in Class E units from such commitments. We are not required to call all of the capital commitments made by investors pursuant to the Initial Capitalization prior to their expiration. In addition, we had sold $3.1 million in Class E shares to employees of the Adviser.

On April 8, 2024, we called the remaining $5.9 million in capital commitments available from investors as part of the Initial Capitalization.

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

If we are unable to raise substantial funds, we will make fewer investments, resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

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

Effective March 12, 2024,we executed and delivered a Facility Reduction Request (the "Facility Reduction Request") requesting a decrease in the maximum commitments of the Credit Facility to $0.0. The delivery of the Facility Reduction Request permanently reduced the aggregate commitments available under the Credit Facility.

The following table is a summary of our mortgage note indebtedness as of March 31, 2024 and December 31, 2023 ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	March 31, 2024	December 31, 2023
Caroline West Gray	5.44%	12/1/2029	$45,911	$45,911
Caroline Post Oak	5.44%	12/1/2029	40,528	40,528
Coda on Centre	4.28%	5/1/2029	28,780	28,907
Total fixed-rate loans			115,219	115,346
Deferred financing costs, net			(985)	(1,030)
Mortgage discount, net			(706)	(739)
Mortgage notes, net			$113,528	$113,577

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
Net cash used in operating activities	$(77)	$(1,545)
Net cash used in investing activities	(10,048)	(6,323)
Net cash provided by financing activities	22,405	14,390
Net change in cash and cash equivalents	$12,280	$6,522

Cash flows used in operating activities decreased by $1.5 million for the three months ended March 31, 2024 compared to the corresponding period in 2023. The decrease was primarily due to a decrease in our net loss as a result of the growth of our portfolio.

Cash flows used in investing activities increased by $3.7 million for the three months ended March 31, 2024 compared to the corresponding period in 2023 primarily due to an increase in our acquisition of real estate of $8.7 million and a decrease in our net purchases of real-estate related and other securities of $4.9 million.

Cash flows provided by financing activities increased by $8.0 million for the three months ended March 31, 2024 compared to the corresponding period in 2023 primarily due to a decrease in repayments of the Credit Facility of $18.9 million, a decrease in proceeds from subscriptions received in advance of $8.8 million and an increase in distributions paid on common stock of $0.8 million.

Distributions

We generally intend to distribute substantially all of our taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to our stockholders each year to comply with the REIT provisions of the Code. Each class of common stock receives the same gross distribution per share. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share.

The following table details the aggregate distributions declared for each applicable class of common stock for the three months ended March 31, 2024:

	Three Months Ended March 31, 2024
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y
Aggregate gross distributions declared per share of common stock	$0.1125	$0.1125	$0.1125	$—	$0.1125	$—	$0.1125
Stockholder servicing fee per share of common stock(1)	—	—	(0.0229)	—	—	—	(0.0230)
Net distributions declared per share of common stock	$0.1125	$0.1125	$0.0896	$—	$0.1125	$—	$0.0895

(1) Stockholder servicing fees only apply to Class D, Class S, Class T and Class Y shares. For purposes of NAV, the Company recognizes the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, the Company accrues the lifetime cost of the stockholder servicing fee as an offering cost at the time Class D, Class S, Class T and Class Y shares are sold. The stockholder servicing fee on Class D shares was waived as of March 31, 2024, and the NAV attributable to current holders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity. As of March 31, 2024, the Company had accrued stockholder servicing fees of $0.4 million.

The following table summarizes our distributions declared and paid on our shares of common stock during the three months ended March 31, 2024 ($ in thousands):

	Three Months Ended March 31, 2024
	Amount	Percentage
Distributions
Paid in cash	$1,076	73%
Reinvested in shares	399	27%
Total distributions	$1,475	100%
Source of Distributions
Cash flows from operating activities	$—	0%
Offering proceeds(1)	1,475	100%
Total sources of distributions	$1,475	100%
Cash flows from operating activities	$(77)

(1) Includes proceeds from the sale of common stock and units in the Operating Partnership.

In addition to the distributions declared and paid on our common stock, we declared and paid $1.1 million for Mandatorily Redeemable Instruments during the three months ended March 31, 2024. Such amounts are recorded in mandatorily redeemable instruments interest costs on the Consolidated Statements of Operations and accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets, respectively.

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

As a public company, we are required to issue financial statements based on historical cost in accordance with GAAP, which are subject to an independent audit. To calculate our NAV for purposes of establishing a purchase and repurchase price for our shares, we have adopted a model, as explained below, that adjusts the value of our assets from historical cost to fair value in accordance with the GAAP principles set forth in FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures. However, our valuation procedures and our NAV are not subject to GAAP and are not subject to independent audit. Our NAV may differ from equity reflected on our audited financial statements, even if we are required to adopt a fair value basis of accounting for GAAP financial statement purposes in the future. Because these fair value calculations involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of our assets may differ from their actual realizable value or future fair value. While we believe our NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires that we calculate NAV in a certain way. As a result, other public, non-listed REITs may use different methodologies or assumptions to determine NAV.

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
•
Investments in real estate-related and other securities consists of an investment in U.S. Treasury bills. We classify real estate-related and other securities as trading securities which the Adviser generally values on the basis of publicly available market quotations or at fair value determined in accordance with GAAP. We generally determine the fair value of our investments in real estate-related and other securities by utilizing third-party service providers whenever available.
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

At the beginning of each calendar year, the Adviser develops a valuation plan with the objective of having each of our operating properties appraised each quarter, except for newly acquired properties as described below. Each operating property is appraised by an independent third-party appraisal firm other than our independent valuation advisor at least annually, and our independent valuation advisor performs the appraisal for each property that is not subject to such an independent third-party appraisal during any given fiscal quarter for each of the other three fiscal quarters. Our independent valuation advisor and the other independent third-party appraisal firms will take into account customary and accepted financial and commercial procedures and considerations as they deem relevant, which may include, the review of documents, materials and information relevant to valuing the property that are provided by the Adviser, such as (i) historical or forecasted operating revenues and expenses of the property; (ii) lease agreements on the property; (iii) the revenues and expenses of the property; (iv) information regarding recent or planned estimated capital expenditures; and (v) any other information relevant to valuing the real estate property. Appraisals are performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practices, the real estate appraisal industry standards created by The Appraisal Foundation, or the similar industry standard for the country where the property appraisal is conducted. Each appraisal must be reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute) or similar designation or, for international appraisals, a public or other certified expert for real estate valuations. Upon conclusion of the appraisal, our independent valuation advisor or the independent third-party appraisal firm prepares a written report with an estimated gross fair value of the property. Any appraisal provided by a firm other than our independent valuation advisor is performed in accordance with our valuation guidelines and is not considered in the Adviser’s valuation of the applicable property until our independent valuation advisor has confirmed the reasonableness of such appraisal.

In accordance with the valuation guidelines, our fund administrator calculates our NAV per share for each class of our common stock as of the last calendar day of each month, using a process that reflects several components (each as described above), including the estimated fair value of (1) each of our properties based upon individual appraisal reports provided quarterly by third-party independent valuation firms or our independent valuation advisor, (2) our real estate-related assets for which third-party market quotes are available, (3) our other real estate-related assets, if any, and (4) our other assets and liabilities. The NAV per share for the share classes we are offering to the public may differ because stockholder servicing fees, management fees and the performance participation allocable to a specific class of shares are only included in the NAV calculation for that class.

At the end of each month, before taking into consideration additional issuances of shares of capital stock, share repurchases or class-specific expense accruals for that month, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV plus issuances of shares that were effective on the first calendar day of such month. The NAV calculation is available generally within 15 calendar days after the end of the applicable month. Changes in our monthly NAV include accruals of our net portfolio income, interest expense, the management fee, any accrued performance participation, distributions, unrealized/realized gains and losses on assets, any applicable organization and offering costs and any expense reimbursements. Changes in our monthly NAV also include material non-recurring events, such as capital expenditures and material property acquisitions and dispositions occurring during the month. Notwithstanding anything herein to the contrary, the Adviser may in its discretion consider material market data and other information that becomes available after the end of the applicable month in valuing our assets and liabilities and calculating our NAV for a particular month. On an ongoing basis, the Adviser will adjust the accruals to reflect actual operating results and the outstanding receivable, payable and other account balances resulting from the accumulation of monthly accruals for which financial information is available.

The Adviser has advanced, and will continue to advance, our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through July 22, 2024, which marks the second anniversary of the commencement of the Offering. We will reimburse the Adviser for such advanced expenses ratably over the 60 months following such date. For purposes of calculating our NAV, the organization and offering expenses paid by the Adviser through July 22, 2024 will not be recognized as expenses, or as a component of equity and reflected in our NAV, until we reimburse the Adviser for these expenses. In addition, the operating expenses paid by the Adviser through the earlier of (i) the first date that our NAV reaches $500 million and (ii) December 31, 2024 will not be recognized as expenses, or as a component of equity and reflected in our NAV, until we reimburse the Adviser for these expenses.

Following the aggregation of the net asset values of our investments, the addition of any other assets (such as cash on hand) and the deduction of any other liabilities, our fund administrator incorporates any class-specific adjustments to our NAV, including additional issuances and repurchases of our common stock and accruals of class-specific stockholder servicing fees, management fees and any accrued performance participation. For each applicable class of shares, each of the stockholder servicing fee and the management fee is calculated as a percentage of the aggregate NAV for such class of shares. At the close of business on the record date for any declared distribution, our NAV for each class will be reduced to reflect the accrual of our liability to pay any distribution to our stockholders of record of such class. NAV per share for each class is calculated by dividing such class’s NAV at the end of each month by the number of shares outstanding for that class at the end of such month.

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. We believe our NAV is a meaningful supplemental non-GAAP operating metric. The following table provides a breakdown of the major components of our NAV as of March 31, 2024 ($ and shares in thousands):

Components of NAV	March 31, 2024
Investments in real estate	$305,889
Investment in real estate debt	16,825
Investments in real estate-related and other securities	414
Cash and cash equivalents	44,734
Restricted cash	229
Other assets	6,345
Debt obligations	(113,725)
Other liabilities	(2,966)
Stockholder servicing fees payable the following month(1)	(5)
Non-controlling interests in joint ventures	(3,233)
JPMIM mandatorily redeemable instruments(2)	(101,517)
Net asset value	$152,990
Number of outstanding shares	14,657

(1) Stockholder servicing fees only apply to Class D, Class S, Class T and Class Y shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the lifetime cost of the stockholder servicing fee as an offering cost at the time we sell Class D, Class S, Class T and Class Y shares. The stockholder servicing fee on Class D shares was waived as of March 31, 2024, and the NAV attributable to current holders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity. As of March 31, 2024, we had accrued under GAAP $0.4 million of stockholder servicing fees.

(2) Represents Class E shares and Class E units in the Operating Partnership held by the Adviser that are mandatorily redeemable and only subject to delays to the continuous obligation to ultimately redeem the Class E shares and units once sufficient availability exists under the share repurchase agreements. Therefore, the Class E shares and Class E units held by JPMIM are classified as a liability pursuant to ASC 480 Distinguishing Liabilities From Equity and are presented as mandatorily redeemable instruments at the initial funding amount received, which is equivalent to fair value at the issuance dates. Subsequently, the Mandatorily Redeemable Instruments are carried at their cash redemption value as if the shares and units were repurchased or redeemable at the reporting date, which equals NAV per Class E share and Class E unit of $10.63.

The following table provides a breakdown of our total NAV and NAV per share by share class as of March 31, 2024 ($ and shares in thousands except per-share data):

NAV Per Share	Class D Shares	Class I Shares	Class S Shares	Class T Shares	Class E Shares	Class X Shares	Class Y Shares	Total
Net asset value attributable to common stockholders	$6,328	$67,254	$578	$—	$73,101	$—	$5,729	$152,990
Number of outstanding shares	620	6,568	55	—	6,878	—	536	14,657
NAV Per Share	$10.20	$10.24	$10.55	$—	$10.63	$—	$10.69

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the March 31, 2024 valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	6.94%	5.51%
Industrial	7.31%	5.61%

These assumptions are determined by our independent valuation advisor and reviewed by the Adviser. A change in these assumptions would impact the calculation of the values of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values
Discount Rate	0.25% decrease	1.79%	1.95%
(Weighted average)	0.25% increase	(2.00)%	(1.84)%
Exit Capitalization Rate	0.25% decrease	2.95%	2.92%
(Weighted average)	0.25% increase	(2.85)%	(2.60)%

The following table reconciles stockholders’ equity per our Consolidated Balance Sheets to our NAV as of March 31, 2024 ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	March 31, 2024
Stockholders’ equity under GAAP	$127,556
Adjustments:
Organization, offering costs and operating expenses(1)	11,827
Accrued stockholder servicing fees(2)	436
Unrealized real estate and borrowings appreciation, net(3)	2,112
Accumulated depreciation and amortization(4)	11,535
Straight-line rent receivable(5)	(476)
NAV	$152,990

(1) The Adviser has agreed to advance our organization and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through July 22, 2024, which marks the second anniversary of the commencement of the Offering. We will reimburse the Adviser for such advanced expenses ratably over the 60 months following such date. In addition, the Adviser has agreed to advance on our behalf certain of our operating expenses through the earlier of (i) the first date that our NAV reaches $500 million and (ii) December 31, 2024 at which point we will reimburse the Adviser for all such advanced expenses ratably over the 60 months following such date. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For the purposes of calculating NAV, such costs will be recognized as a reduction to NAV as they are reimbursed ratably over the respective 60-month reimbursement periods.

(2) Stockholder servicing fees only apply to Class D, Class S, Class T and Class Y shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction to NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the lifetime cost of the stockholder servicing fee as an offering cost at the time we sell Class D, Class S, Class T and Class Y shares. The stockholder servicing fee on Class D shares was waived as of March 31, 2024, and the NAV attributable to current holders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity.

(3) Our investments in real estate are presented at historical cost in our GAAP consolidated financial statements. Additionally, our mortgage notes ("Borrowings") are presented at their carrying values in our consolidated financial statements. As such, any changes in the fair market values of our investments in real estate or our Borrowings are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and our Borrowings are recorded at fair value.

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

Purchase price allocation of acquired investments in real estate

Upon the acquisition of a property, we assess the fair value of acquired tangible and intangible assets and liabilities (including land, buildings, tenant improvements, above-market and below-market leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocate the purchase price to the acquired assets and assumed liabilities on a relative fair value basis in accordance with ASC 805, Business Combinations. All expenses related to the acquisition are capitalized and allocated among the identified assets. Generally, the most significant portion of the allocation is to the building and land and requires the use of market-based estimates and assumptions.

We assess and consider fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as other available market information. Estimates of future cash flows are based on a number of factors, including the historical operating results, known and anticipated trends, and market and economic conditions. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

Acquired above-market and below-market leases are recorded at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed-rate renewal options for below-market leases. Other intangible assets acquired include amounts for in place lease values that are based on our evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related expenses. A change in any of the assumptions above, which are subjective, could have a material impact on our results of operations.

The allocation of the purchase price directly affects the following in our consolidated financial statements:

•
the amount of purchase price allocated to the various tangible and intangible assets and liabilities on our Consolidated Balance Sheets;
•
the amounts allocated to above-market and below-market leases are amortized to rental income over the remaining non-cancelable terms of the respective leases. The amounts allocated to all other tangible and intangible assets are amortized to depreciation or amortization expense. Thus, depending on the amounts allocated between land and depreciable assets, changes in the purchase price allocation among our assets could have a material impact on our net income; and
•
the period of time over which tangible and intangible assets are depreciated varies greatly, and thus, changes in the amounts allocated to these assets will have a direct impact on our results of operations. Intangible assets are generally amortized over the respective lives of the leases. Also, we depreciate our buildings over a maximum of 40 years, but do not depreciate our land. These differences in timing could have a material impact on our results of operations.

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

Our real estate debt investment is unlikely to have readily available market quotations. As such, we determine fair value by utilizing or reviewing certain of the following (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios and (vii) borrower financial condition and performance. We classify these investments as Level 3 within the valuation hierarchy. Judgments used to determine the fair values of Level 3 instruments are more significant than those required when determining the fair value of instruments classified as Level 1 or 2 due to the inherent uncertainty of the estimates and judgments used. These values may differ materially from the values that would have been used had a ready market for these investments existed. External factors may cause those values and the values of those investments for which readily observable inputs exist, to increase or decrease over time, impacting the value of our investment which is recorded in income from investments in real estate debt on the Consolidated Statements of Operations.

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to March 31, 2024 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness(1)	$148,805	$4,910	$13,050	$13,064	$117,781
Property purchase commitments(2)	19,440	19,440	—	—	—
Organizational, offering and operating costs	15,533	1,473	9,320	4,740	—
Mandatorily redeemable instruments(3)	101,517	—	101,517	—	—
Total	$285,295	$25,823	$123,887	$17,804	$117,781

(1) The allocation of our indebtedness includes both principal and interest payments.

(2) The property purchase commitments relate to the purchase and sale agreement to acquire a single-family rental residential community under development within the Sarasota, Florida metropolitan area. See Note 16 — "Commitments and Contingencies" to our consolidated financial statements in this Quarterly Report on Form 10-Q.

(3) We will be required to repurchase Mandatorily Redeemable Instruments owned by JPMIM starting at the earliest of (i) the first date that our NAV reaches $1.5 billion or (ii) July 22, 2025, three years from the commencement of the Offering. See Note 13 — “Mandatorily Redeemable Instruments” to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to interest rate risk with respect to our variable-rate indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We may seek to manage or mitigate our exposure to interest risk through interest rate protection agreements to fix or cap a portion of our variable rate debt.

We have invested a portion of our portfolio in floating-rate investments in real estate debt and real estate-related and other securities and intend to invest in both fixed- and floating-rate real estate debt investments and securities in the future. On floating-rate investments in real estate debt and real estate-related and other securities, our net income will increase or decrease depending on interest rate movements. For the three months ended March 31, 2024, a 10% decrease in the Reference Rate would have resulted in decreased interest income from our floating-rate investments in real estate debt of $0.02 million. Additionally, interest rate movement can impact the valuation of real estate debt and real estate-related and other securities depending on various aspects of the instrument, including the credit rating, duration and structure of the interest rate payments.

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

Real estate market value risk

Real estate property values are subject to volatility and may be adversely affected by a number of factors, including national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item1A,"Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Form 10-K"). The risks described in our 2023 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes to the risk factors disclosed in our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered sales of equity securities

All sales of unregistered securities during the three months ended March 31, 2024 were previously disclosed.

Share repurchase plan

We adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the share repurchase plan. The aggregate NAV of total repurchases of our shares is limited to no more than 2% of our aggregate NAV per month (measured using the aggregate NAV attributable to stockholders at the end of the immediately preceding month) and 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to stockholders at the end of the immediately preceding three months). Shares are repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year are repurchased at 98% of the transaction price. If we determine to repurchase some but not all of the shares submitted for repurchase during any month, shares submitted for repurchase during such month will be repurchased on a pro rata basis based on the amount requested after we have repurchased all shares for which repurchase was requested due to death or disability and other limited exceptions. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests and have established limitations on the amount of funds we may use for repurchase during any calendar month and quarter.

During the three months ended March 31, 2024, we did not repurchase shares of our common stock.

Use of proceeds

On July 22, 2022, our Registration Statement on Form S-11 (File No. 333-265588), covering our public offering of up to $5 billion of common stock, was declared effective under the Securities Act. The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings.

As of March 31, 2024, we received gross proceeds of $63.2 million from the Offering. The following table presents information about the Offering and use of proceeds therefrom ($ in thousands):

	Class D Shares	Class I Shares	Class S Shares	Class T Shares	Total
Offering proceeds:
Shares sold(1)	620	5,423	55	—	6,098
Gross offering proceeds	$6,463	$56,156	$611	$—	$63,230
Selling commissions and other dealer manager fees	—	—	(15)	—	(15)
Accrued stockholder servicing fees(2)	—	—	(441)	—	(441)
Net offering proceeds	$6,463	$56,156	$155	$—	$62,774

(1) Shares sold includes shares issued under our distribution reinvestment plan.

(2) Under GAAP, we accrue the lifetime cost of the stockholder servicing fee as an offering cost at the time we sell Class D, Class S, Class T and Class Y shares. As of March 31, 2024, we had accrued under GAAP $0.4 million of stockholder servicing fees. The stockholder servicing fee on Class D shares has been waived through March 31, 2024, and the NAV attributable to current stockholders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity.

As of March 31, 2024, we had primarily used the net proceeds from the unregistered sales along with the proceeds received from the Offering toward the acquisition of $303.7 million of real estate, an investment in real estate debt of $16.8 million and investments of $0.4 million in real estate-related and other securities. In addition to the net proceeds from the Offering, we financed our investments with $21.3 million of financing from the Credit Facility, which was subsequently repaid in full, and $113.6 million from mortgage notes, including an assumed loan of $28.2 million. See Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” for additional details on our borrowings.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Unregistered sales of equity securities

On May 1, 2024, pursuant to our distribution reinvestment plan, we issued 5,116 Class E, 4,231 Class I and 938 Class Y shares at a price per share of $10.63, $10.24 and $10.69 to accredited investors for an aggregate purchase price of $0.05 million, $0.04 million and $0.01 million, respectively.

On May 1, 2024, we issued 83,038 Class E, 77,391 Class I and 111,356 Class Y unregistered shares of common stock at a price per share of $10.63, $10.24 and $10.90 to accredited investors in a private placement for an aggregate purchase price of $0.9 million, $0.8 million and $1.2 million, respectively. The aggregate commissions paid in connection with the sale of Class Y shares were $0.02 million.

The transactions described above were exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof and Regulation D thereunder because they were not part of any public offering and did not involve any general solicitation or general advertising.

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

3.3	Articles of Amendment, dated November 13, 2023 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 16, 2023 and incorporated herein by reference).
3.4	Articles Supplementary, dated November 13, 2023 (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 16, 2023 and incorporated herein by reference).
3.5	Second Articles of Amendment, dated November 13, 2023 (filed as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on November 16, 2023 and incorporated herein by reference).
3.6	Articles Supplementary, dated April 16, 2024 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 22, 2024 and incorporated herein by reference).
3.7

Bylaws of J.P. Morgan Real Estate Income Trust, Inc. (filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 (File No. 333-265588) filed on June 14, 2022 and incorporated herein by reference).

10.1

Exhibit N to Revolving Credit Agreement dated March 7, 2024, by and among J.P. Morgan REIT Operating Partnership, L.P., J.P. Morgan Real Estate Income Trust, Inc. and U.S. Bank National Association (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed on March 18, 2024 and incorporated herein by reference).

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

J.P. Morgan Real Estate Income Trust, Inc.

Date: May 7, 2024	By:	/s/ Chad Tredway
Chad Tredway
Chairperson of the Board and Chief Executive Officer

Date: May 7, 2024	By:	/s/ Lawrence A. Goodfield, Jr.
Lawrence A. Goodfield, Jr.
Chief Financial Officer and Treasurer