Form 10-Q
period 2024-06-30
J.P. Morgan Real Estate Income Trust, Inc.
filed 2024-08-09
CIK 1893262

. T

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024, the registrant had outstanding 894,359 shares of Class D common stock, 8,382,722 shares of Class I common stock, 55,607 shares of Class S common stock, 8,633,498 shares of Class E common stock and 1,138,315 shares of Class Y common stock. There were no outstanding shares of Class T or Class X common stock.

i

Item 1. Financial Statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except per-share data)

	June 30,	December 31,
	2024	2023
ASSETS
Investments in real estate, net	$338,842	$275,473
Investment in real estate debt	16,825	16,825
Investments in real estate-related and other securities	420	416
Intangible assets, net	18,619	9,369
Cash and cash equivalents	26,381	32,452
Restricted cash	261	231
Deposits on real estate	1,864	9,072
Other assets, net	2,166	1,066
Total assets	$405,378	$344,904
LIABILITIES AND EQUITY
Mortgage notes, net	123,157	113,577
Intangible liabilities, net	2,943	1,684
Mandatorily redeemable instruments	103,172	101,753
Due to affiliate	17,956	14,719
Accounts payable, accrued expenses and other liabilities	3,750	3,704
Total liabilities	$250,978	$235,437

Commitments and Contingencies (Note 17)

Equity
Common stock – Class D shares, $0.01 par value per share, 600,000 shares authorized, and 806 and 504 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	$8	$5
Common stock – Class I shares, $0.01 par value per share, 1,500,000 shares authorized, and 7,726 and 5,397 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	77	54
Common stock – Class S shares, $0.01 par value per share, 1,000,000 shares authorized, and 55 and 54 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1	1
Common stock – Class T shares, $0.01 par value per share, 600,000 shares authorized, and 0 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Common stock – Class E shares, $0.01 par value per share, 600,000 shares authorized, and 7,869 and 6,407 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	79	64
Common stock – Class X shares, $0.01 par value per share, 500,000 shares authorized, and 0 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Common stock – Class Y shares, $0.01 par value per share, 600,000 shares authorized, and 944 and 0 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	9	—
Preferred stock – $0.01 par value per share, 100,000 shares authorized, 0 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	174,027	122,915
Accumulated deficit	(24,314)	(15,679)
Total stockholders' equity	$149,887	$107,360
Non-controlling interests in consolidated joint ventures	4,513	2,107
Total equity	$154,400	$109,467
Total liabilities and equity	$405,378	$344,904

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except per-share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Rental revenue	$5,873	$3,951	$10,950	$7,860
Total revenues	5,873	3,951	10,950	7,860
Expenses
Rental property operating	2,140	1,227	3,932	2,358
General and administrative	1,262	1,182	2,239	2,285
Depreciation and amortization	2,340	2,117	4,298	4,370
Total expenses	5,742	4,526	10,469	9,013
Other income (expense), net
Income from investment in real estate debt	445	431	891	841
Income (loss) from investments in real estate-related and other securities	5	(53)	11	(48)
Mandatorily redeemable instruments interest costs	(2,729)	(526)	(3,568)	(4,669)
Interest expense	(1,768)	(1,757)	(3,358)	(3,925)
Other income (expense), net	282	(128)	321	(125)
Total other expense, net	(3,765)	(2,033)	(5,703)	(7,926)
Net loss	$(3,634)	$(2,608)	$(5,222)	$(9,079)
Net loss attributable to non-controlling interests in consolidated joint ventures	(1)	(26)	(17)	(79)
Net loss attributable to JPMREIT stockholders	$(3,633)	$(2,582)	$(5,205)	$(9,000)
Net loss per share of common stock – basic and diluted	$(0.22)	$(0.36)	$(0.34)	$(1.63)
Weighted-average shares of common stock outstanding – basic and diluted	16,811	7,093	15,332	5,525

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statements of Changes in Equity (Unaudited)

(in thousands, except per-share data)

	Par Value
	Common Stock Class D	Common Stock Class I	Common Stock Class S	Common Stock Class T	Common Stock Class E	Common Stock Class X	Common Stock Class Y	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at March 31, 2024	$6	$66	$1	$—	$69	$—	$5	$146,211	$(18,802)	$127,556	$2,091	$129,647
Net loss	—	—	—	—	—	—	—	—	(3,633)	(3,633)	(1)	(3,634)
Common stock issued, net of offering costs	2	11	—	—	10	—	4	27,424	—	27,451	—	27,451
Distributions declared on common stock	—	—	—	—	—	—	—	—	(1,879)	(1,879)	—	(1,879)
Distribution reinvestments	—	—	—	—	—	—	—	596	—	596	—	596
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	2,432	2,432
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(9)	(9)
Common stock repurchased	—	—	—	—	—	—	—	(229)	—	(229)	—	(229)
Stock-based compensation	—	—	—	—	—	—	—	25	—	25	—	25
Balance at June 30, 2024	$8	$77	$1	$—	$79	$—	$9	$174,027	$(24,314)	$149,887	$4,513	$154,400

	Par Value
	Common Stock Class D	Common Stock Class I	Common Stock Class S	Common Stock Class T	Common Stock Class E	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at March 31, 2023	$1	$18	$—	$—	$31	$44,138	$(10,631)	$33,557	$2,251	$35,808
Net loss	—	—	—	—	—	—	(2,582)	(2,582)	(26)	(2,608)
Common stock issued, net of offering costs	1	12	—	—	13	28,778	—	28,804	—	28,804
Distributions declared on common stock	—	—	—	—	—	—	(760)	(760)	—	(760)
Distribution reinvestments	—	—	—	—	—	104	—	104	—	104
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(43)	(43)
Stock-based compensation	—	—	—	—	—	25	—	25	—	25
Balance at June 30, 2023	$2	$30	$—	$—	$44	$73,045	$(13,973)	$59,148	$2,182	$61,330

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statements of Changes in Equity (Unaudited)

(in thousands, except per-share data)

	Par Value
	Common Stock Class D	Common Stock Class I	Common Stock Class S	Common Stock Class T	Common Stock Class E	Common Stock Class X	Common Stock Class Y	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2023	$5	$54	$1	$—	$64	$—	$—	$122,915	$(15,679)	$107,360	$2,107	$109,467
Net loss	—	—	—	—	—	—	—	—	(5,205)	(5,205)	(17)	(5,222)
Common stock issued, net of offering costs	3	22	—	—	15	—	9	50,296	—	50,345	—	50,345
Distributions declared on common stock	—	—	—	—	—	—	—	—	(3,430)	(3,430)	—	(3,430)
Distribution reinvestments	—	1	—	—	—	—	—	995	—	996	—	996
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	2,432	2,432
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(9)	(9)
Common stock repurchased	—	—	—	—	—	—	—	(229)	—	(229)	—	(229)
Stock-based compensation	—	—	—	—	—	—	—	50	—	50	—	50
Balance at June 30, 2024	$8	$77	$1	$—	$79	$—	$9	$174,027	$(24,314)	$149,887	$4,513	$154,400

	Par Value
	Common Stock Class D	Common Stock Class I	Common Stock Class S	Common Stock Class T	Common Stock Class E	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2022	$—	$1	$—	$—	$24	$19,426	$(3,813)	$15,638	$2,308	$17,946
Net loss	—	—	—	—	—	—	(9,000)	(9,000)	(79)	(9,079)
Common stock issued, net of offering costs	2	29	—	—	20	53,405	—	53,456	—	53,456
Distributions declared on common stock	—	—	—	—	—	—	(1,160)	(1,160)	—	(1,160)
Distribution reinvestments	—	—	—	—	—	164	—	164	—	164
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	32	32
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(79)	(79)
Stock-based compensation	—	—	—	—	—	50	—	50	—	50
Balance at June 30, 2023	$2	$30	$—	$—	$44	$73,045	$(13,973)	$59,148	$2,182	$61,330

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,222)	$(9,079)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,298	4,370
Amortization of above-market lease	150	—
Amortization of below-market lease	(70)	(59)
Amortization of deferred financing costs	183	404
Stock-based compensation	50	50
Realized loss on sale of real estate related and other securities and derivative instruments	388	—
Unrealized loss on real estate-related and other securities and derivative instruments	490	180
Redemption value adjustment on mandatorily redeemable instruments	1,419	3,729
Change in assets and liabilities:
Increase in other assets	(1,160)	(388)
Increase in due to affiliates	1,576	2,387
Decrease in accounts payable, accrued expenses and other liabilities	(802)	(1,960)
Net cash provided by (used in) operating activities	1,300	(366)

Cash flows from investing activities:
Acquisitions of real estate	(64,939)	(676)
Capital improvements on real estate	(580)	(601)
Deposits on real estate acquisition	—	(3,054)
Variation margin payments	(730)	—
Proceeds from real estate-related and other securities	420	43
Purchases of real-estate related and other securities	(413)	(4,923)
Net cash used in investing activities	(66,242)	(9,211)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs paid	51,780	53,982
Repurchase of common stock	(229)	—
Contributions from non-controlling interests	10	32
Distributions paid on common stock	(2,259)	(807)
Distributions to non-controlling interests	(9)	(79)
Repayments of credit facility	—	(40,200)
Proceeds from subscriptions received in advance	—	4,129
Proceeds from mortgage notes	10,000	—
Principal repayments of mortgage notes	(252)	(245)
Payment of deferred financing costs on mortgage notes	(140)	(7)
Net cash provided by financing activities	58,901	16,805

Net change in cash, cash equivalents and restricted cash:	(6,041)	7,228
Cash, cash equivalents and restricted cash, at the beginning of the period	32,683	5,788
Cash, cash equivalents and restricted cash, at the end of the period	$26,642	$13,016

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	For the Six Months Ended June 30,
	2024	2023
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$26,381	$12,825
Restricted cash	261	191
Total cash, cash equivalents and restricted cash	$26,642	$13,016

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,151	$3,721

Supplemental disclosure of non-cash investing and financing activities:
Deposit interest applied in conjunction with acquisition of real estate	$120	$—
Accrued loan and offering costs due to affiliate	$973	$526
Accrued distributions	$176	$189
Distribution re-investments	$996	$164
Accrued acquisition costs	$100	$29
Accrued capex	$129	$—
Reclassification of deposits on real estate to investments in real estate, net	$7,258	$—
Accrued stockholder servicing fee due to affiliate	$688	$—
Non-controlling interest deemed contributions to investment in real estate, net	$2,422	$—
Assumption of other assets and liabilities in conjunction with acquisition of real estate	$105	$—

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2024

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

As of June 30, 2024, the Company owned seven real estate properties consisting of three multifamily properties, two industrial properties, one single-family rental property and one retail property. The Company also owned one position in a real estate debt investment and an investment in U.S. Treasury bills. The Company currently operates in five reportable segments: multifamily, industrial, single-family rental, retail and investments in real estate debt, real estate-related and other securities. See Note 15 for a description of the Company's segment reporting.

2. Capitalization

The Company filed a Registration Statement on Form S-11 (the “Registration Statement”) to register with the Securities and Exchange Commission (the "SEC") an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the “Offering, and together with the Company’s private offerings described below, the “Offerings”). The Registration Statement was declared effective by the SEC on July 22, 2022. The Company is selling any combination of four classes of shares of its common stock, Class D shares, Class I shares, Class S shares and Class T shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and ongoing stockholder servicing fees. Until the Company issues any Class T shares, the initial per-share purchase price for the Company’s Class T shares is equal to the most recently determined net asset value (“NAV”) per share for the Class E common stock (“Class E shares”) sold in the Company’s private offering, plus, applicable upfront selling commissions and dealer manager fees. The purchase price per share for each class of the Company’s common stock will vary and will generally equal the prior month’s NAV per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees.

On November 15, 2021, the Company was capitalized with a $0.2 million investment by the Adviser in exchange for 20,000 shares of the Company’s Class E common stock. The Adviser has agreed to not sell, transfer or dispose of the shares to any party other than an affiliate of the Adviser for so long as the Adviser or its affiliate performs an advisory function for the Company.

Pursuant to a separate private offering, JPMIM agreed to purchase $25.0 million in Class E shares or Class E units of the Operating Partnership (“Class E units”), or a combination thereof, and up to an additional $75.0 million in Class E shares or Class E units. JPMIM’s commitment to purchase such Class E shares and Class E units from the Company expired in August 2023 and as of June 30, 2024, JPMIM has purchased 0.5 million Class E shares and 9.0 million Class E units. As of December 31, 2023, the Company had called all of JPMIM’s commitment. As of June 30, 2024, the Company received $162.1 million in commitments to purchase shares of its common stock and units in the Operating Partnership, including the shares and units to be purchased by JPMIM, and had sold $67.9 million in Class E shares and $94.2 million in Class E units from such commitments (collectively, the “Initial Capitalization”). As of June 30, 2024, the Company had called all of the capital commitments made by investors pursuant to the Initial Capitalization. In addition, as of June 30, 2024, the Company sold $3.3 million in Class E shares to employees of the Adviser.

JPMIM has agreed to hold all of the Class E shares and Class E units it purchased as part of the Initial Capitalization (the “JPM Initial Capitalization”) until the earlier of (i) the first date that the Company’s NAV reaches $1.5 billion and (ii) July 22, 2025, the third anniversary of the commencement of the Offering. Following such date, each month the Company will repurchase, without further action by JPMIM (each, a “JPM Mandatory Repurchase”) (see Note 13), a number of Class E shares or Class E units from JPMIM in an amount equal to the amount available under the share repurchase plan’s 2% monthly and 5% quarterly caps after satisfying repurchase requests from investors who purchase shares pursuant to the Offering and other holders of shares that are otherwise subject to repurchase under the share repurchase plan, until such time as the JPM Initial Capitalization has been fully repurchased; provided, that the number of shares subject to each JPM Mandatory Repurchase may be reduced where other holders of Class E shares that were issued pursuant to the Initial Capitalization and are not subject to repurchase under the share repurchase plan request repurchase of their shares, in which case the Class E shares held by JPMIM and such other investors will be repurchased on a pro rata basis based on their respective percentage ownership in the Company immediately prior to such repurchase (not to exceed an aggregate number of shares equal to the amount available under the share repurchase plan’s 2% monthly and 5% quarterly caps). Notwithstanding the foregoing, the Company will not effect any JPM Mandatory Repurchase during any month in which the full amount of all shares requested to be repurchased by stockholders other than JPMIM under the share repurchase plan is not repurchased or when the share repurchase plan has been suspended.

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

Certain amounts on the Company’s Consolidated Statements of Changes in Equity for the six months ended June 30, 2023 have been reclassified to conform to the current period presentation. Such reclassification has no effect on previously reported totals or subtotals on the Consolidated Statements of Changes in Equity.

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

There is no other comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023, resulting in comprehensive loss equaling net loss. Accordingly, the statement of other comprehensive income (loss) is not presented.

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

In determining whether the Company has a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, the Company considers whether the entity is a variable interest entity (“VIE”) and whether it is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the most significant activities impacting the economic performance of the VIE and (ii) the obligation to absorb losses or receive benefits significant to the VIE. Entities that do not qualify as VIEs are generally considered voting interest entities (“VOEs”) and are evaluated for consolidation under the voting interest model. VOEs are consolidated when the Company controls the entity through a majority voting interest or other means. When the requirements for consolidation are not met and the Company has significant influence over the operations of the entity, the investment is accounted for under the equity method of accounting. Equity method investments for which the Company has not elected a fair value option (“FVO”) are initially recorded at cost and subsequently adjusted for the Company’s pro rata share of net income, contributions and distributions. When the Company elects the FVO, the Company records its share of net asset value of the entity and any related unrealized gains and losses.

The Operating Partnership is considered to be a VIE. The Company consolidates the Operating Partnership because it has the ability to direct the most significant activities of the entities such as purchases, dispositions, financings, budgets, and overall operating plans.

Each of the Company’s joint ventures is considered to be a VIE. The Company consolidated these entities because it has the ability to direct the most significant activities of the joint venture. The total assets and liabilities of the Company’s consolidated VIEs were $179.4 million and $88.5 million and $129.2 million and $86.9 million as of June 30, 2024 and December 31, 2023, respectively. Such amounts are included on the Company’s Consolidated Balance Sheets. The Company holds an interest in one unconsolidated VIE. The Company does not consolidate the entity as it is not the primary beneficiary (see Note 4).

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, cash held in money market funds and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company held $23.2 million in cash equivalents as of June 30, 2024 and $30.2 million in cash equivalents as of December 31, 2023 (see Note 9).

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

The Company’s investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Buildings	31-40 years
Site improvements - buildings and land	4-20 years
Furniture, fixtures and equipment	6-15 years
Lease intangibles	Over lease term

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

The Company records acquired above-market and below-market leases at their fair values (using a discount rate which reflects the risks associated with the leases acquired). In the case of an above-market lease, the excess payment (the difference between (1) the contractual amounts to be received pursuant to the lease and (2) management’s estimate of fair-market lease rates for the lease, measured over a period equal to the remaining term of the lease) is recorded as an asset on the Consolidated Balance Sheets. In the case of a below-market lease, the difference between (1) the contractual amounts to be received pursuant to the lease and (2) management’s estimate of fair-market lease rates for the lease, measured over a period equal to the initial term plus the term of any below-market fixed-rate renewal options is recorded as a liability on the Consolidated Balance Sheets. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions.

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

The Company’s management reviews the Company’s real estate properties for impairment when there is an event or change in circumstances that indicates an impaired value. Since cash flows on real estate properties considered to be "long-lived assets to be held and used" are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. If the Company determines that an impairment has occurred, the affected assets must be reduced to their estimated fair value. During the three and six months ended June 30, 2024 and 2023, no such impairments occurred.

Investment in Real Estate Debt

The Company’s investment in real estate debt consisted of the Mezzanine Loan (defined below) secured by real estate. The Company elected the FVO for its real estate debt investment. As such, the resulting unrealized gains and losses of such loan is recorded as a component of income from investment in real estate debt on the Company’s Consolidated Statements of Operations. No unrealized gain or loss was recognized for the three and six months ended June 30, 2024 and 2023.

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

Mandatorily Redeemable Instruments

The Company reports its mandatorily redeemable Class E shares and Class E units (collectively the "Mandatorily Redeemable Instruments") as a liability on its Consolidated Balance Sheets at JPMIM’s cash redemption value. JPMIM’s cash redemption value is determined based on the Company's NAV per Class E share or Class E unit as of the Company's balance sheet date. For purposes of determining the Company's NAV, the Company's investments in real estate are recorded at fair value based on third-party valuations prepared by licensed appraisers in accordance with standard industry practice. These fair value estimates of the Company's investments in real estate are particularly important as they are used for the calculation of NAV, which determines the adjustment to the carrying value of the Company's Mandatorily Redeemable Instruments. Significant differences in the fair value of the Company's Mandatorily Redeemable Instruments may result from changes in market conditions that cause the Company's NAV, and thus JPMIM’s redemption value, to increase or decrease during the period and are recorded as a component of mandatorily redeemable instruments interest cost on the Company's Consolidated Statements of Operations. Distributions declared on the Mandatorily Redeemable Instruments are recorded as a component of mandatorily redeemable instruments interest cost on the Company's Consolidated Statements of Operations. Declared but unpaid distributions as of June 30, 2024 and December 31, 2023, were recorded as a liability within accounts payable, accrued expenses and other liabilities on the Company's Consolidated Balance Sheets.

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

The Company's derivative financial instruments consist of Treasury note futures contracts and an interest rate swap. The fair value of the Company's Treasury note futures contracts is based on quoted market prices for identical instruments. The fair value of the Company’s interest rate swap was estimated using information provided by a third-party valuation service provider based on contractual cash flows and interest calculations using the appropriate discount rate.

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

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investment in real estate debt	$—	$—	$16,825	$16,825	$—	$—	$16,825	$16,825
Investments in real estate-related and other securities	420	—	—	420	416	—	—	416
Treasury note futures contracts(1)	—	—	—	—	22	—	—	22
Total	$420	$—	$16,825	$17,245	$438	$—	$16,825	$17,263

Liabilities:
Mandatorily Redeemable Instruments	$—	$—	$103,172	$103,172	$—	$—	$101,753	$101,753
Treasury note futures contracts(2)	25	—	—	25	—	—	—	—
Interest rate swap(2)	—	101	—	101	—	—	—	—
Total	$25	$101	$103,172	$103,298	$—	$—	$101,753	$101,753

(1) Included in other assets, net on the Company's Consolidated Balance Sheets.

(2) Included in accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investment in Real Estate Debt (asset)	Mandatorily Redeemable Instruments (liability)
Balance at December 31, 2023	$16,825	$101,753
Distributions declared	—	2,149
Reclassify to distributions payable/paid	—	(2,149)
Redemption value adjustment	—	1,419
Balance at June 30, 2024	$16,825	$103,172

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	June 30, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted - Average Rate	Impact to Valuation from an Increase in Input
Assets:
Investment in real estate debt	$16,825	Discounted cash flow	Market credit spread	SOFR(1) + 5.22%	Decrease

Liabilities:
Mandatorily Redeemable Instruments(2)	$103,172	Discounted cash flow	Discount rate/ Exit capitalization rate/Market yield	7.50%/ 5.75%/ 5.39%	Decrease

(1) "SOFR" refers to the Secured Overnight Financing Rate. 30-day SOFR at June 30, 2024 was 5.34% per annum.

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

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value on the Consolidated Balance Sheets:

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage notes(1)	$125,093	$123,417	$115,346	$113,516
Total	$125,093	$123,417	$115,346	$113,516

(1) Mortgage notes carrying value excludes deferred financing costs and mortgage discounts.

Deposits on Real Estate

Deposits paid on real estate purchase contracts are recorded and classified as deposits on real estate on the Company’s Consolidated Balance Sheets until the related real estate purchase is completed. Deposits are reclassified as a component of real estate at the time the deposit is used to offset the acquisition price of the real estate based on the terms of the underlying agreement. To the extent a deposit is non-refundable and the real estate purchase is terminated, the deposit is expensed to other income (expense), net on the Consolidated Statements of Operations. No deposits were written off during the three and six months ended June 30, 2024 and 2023.

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

The Adviser advanced the Company’s organization and offering costs (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through July 22, 2024, which marked the second anniversary of the commencement of the Offering. The Company will reimburse the Adviser for all such advanced costs ratably over a 60-month period following the second anniversary of the commencement of the Offering (Note 9).

Organization and offering costs advanced by the Adviser and its affiliates are recorded as a component of due to affiliates in the accompanying Consolidated Balance Sheets.

Operating Expenses

The Adviser will advance on the Company’s behalf certain of the Company’s operating expenses through the earlier of (i) the first date that the Company’s NAV reaches $500 million and (ii) December 31, 2024. The Company will reimburse the Adviser for all such advanced operating expenses ratably over the 60 months following such date. Operating expenses incurred by the Company are expensed in the period incurred.

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

Derivative Instruments

The Company uses derivative financial instruments such as Treasury note futures contracts and interest rate swaps to manage ongoing risks from fluctuations in interest rates. The Company records its derivative instruments at fair value and such instruments are reflected in other assets, net or accounts payable, accrued expenses and other liabilities on the Company's Consolidated Balance Sheets. Any changes in the fair value of these derivative instruments are recorded within other income (expense), net on the Company's Consolidated Statements of Operations (see Note 16).

Earnings Per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock and common stock equivalents outstanding (unless their effect is anti-dilutive) for the period. For the three and six months ended June 30, 2024 and 2023, unvested Class E common shares awarded to the Company's independent directors are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive. There were no other potentially dilutive, unissued common shares for the three and six months ended June 30, 2024 and 2023. The weighted-average number of shares of common stock outstanding is identical for both basic and diluted shares.

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

4. Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	June 30, 2024	December 31, 2023
Building and building improvements	$244,553	$201,033
Land and land improvements	99,895	76,912
Furniture, fixtures and equipment	3,761	3,265
Total	348,209	281,210
Accumulated depreciation	(9,367)	(5,737)
Investments in real estate, net	$338,842	$275,473

Acquisitions

On December 1, 2023, the Company entered into a purchase and sale agreement to acquire a single-family rental residential community under development (“Fiore”) located within the Sarasota, Florida metropolitan area. Fiore will contain 126 three-bedroom townhomes, all with high-end unit finishes and community amenities, including a pool and dog park. The total purchase price will be approximately $45.4 million, exclusive of closing costs. Upon execution of the purchase and sale agreement, the Company was obligated to deliver a cash deposit in the amount of $9.1 million to be held in escrow. A portion of the deposit will be applied towards the purchase price for each closing beginning with the second closing. Fiore is currently under development and townhomes will be conveyed on a rolling basis in multiple tranches containing approximately 18-36 townhomes per closing. On December 15, 2023, the Company closed on the initial tranche of 36 townhomes for $13.1 million, inclusive of closing costs. On February 26, 2024, the Company closed on the second tranche of 36 townhomes for $13.1 million, inclusive of closing costs. On April 24, 2024 and June 25, 2024, the Company closed on the third and fourth tranches, respectively, each consisting of 18 townhomes for a total purchase price of $13.1 million, inclusive of closing costs. From December 1, 2023 until the final closing, the Company has a variable interest in the entity holding the remaining tranches of townhomes. The entity is a VIE but the Company does not consolidate the entity as it is not the primary beneficiary.

As of June 30, 2024 there are 18 townhomes remaining to be acquired, which will be purchased for $6.5 million, exclusive of closing costs when construction is completed.

On May 15, 2024, the Company acquired a 95% interest in a 99,837-square foot, 100% leased, Class A grocery-anchored shopping center (“Shops at Grand Avenue”) in the Maspeth neighborhood of Queens, NY. The total purchase price was $48.3 million, exclusive of closing costs. The net purchase price paid by the Company was $46.1 million, inclusive of closing costs.

The following table provides details of the properties acquired during the six months ended June 30, 2024 ($ in thousands):

Property Type	Purchase Price(1)	Number of Transactions	Number of Properties	Sq. Ft. (in thousands)/Units
Single-family rental property(2)	$26,143	3	1	72 units
Retail	48,878	1	1	100 sq. ft.
Total	$75,021	4	2

(1) Purchase price is inclusive of acquisition-related costs.

(2) The 72 townhomes acquired during the six months ended June 30, 2024 are included as a single property.

The following table details the purchase price allocation for the properties acquired during the six months ended June 30, 2024 ($ in thousands):

Amount
Building and building improvements	$42,881
Land and land improvements	22,969
Furniture, fixtures and equipment	442
In-place lease intangibles	9,921
Above-market lease intangibles	137
Below-market lease intangibles	(1,329)
Total purchase price	75,021
Other acquisition costs	(402)
Deposit applied	(7,258)
Non-controlling interest deemed contributions	(2,422)
Net purchase price	$64,939

5. Investment in Real Estate Debt

The following table details the Company’s investment in real estate debt ($ in thousands):

					June 30, 2024		December 31, 2023
Real Estate Debt	Number of Positions	Credit Rating	Coupon	Maturity Date	Cost Basis	Fair Value	Cost Basis	Fair Value
Mezzanine Loan	1	Not Rated	SOFR(1) + 5.22%	September 7, 2024	$16,825	$16,825	$16,825	$16,825

(1) 30-day SOFR at both June 30, 2024 and December 31, 2023 was 5.34% per annum.

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

The following table details the amounts recognized for the Company's investment in real estate debt ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$448	$431	$897	$841
Other income (expense), net	(3)	—	(6)	—
Total income from investment in real estate debt	$445	$431	$891	$841

6. Investments in Real Estate-Related and Other Securities

The following table details the Company’s investments in real estate-related and other securities ($ in thousands):

			June 30, 2024			December 31, 2023
Real Estate-Related and Other Securities	Coupon	Maturity Date	Face Amount	Cost Basis	Fair Value	Face Amount	Cost Basis	Fair Value
U.S. Treasury(1)	N/A	March 14, 2024	$—	$—	$—	$420	$409	$416
U.S. Treasury(1)	N/A	July 9, 2024	420	413	420	—	—	—
Total real estate-related and other securities			$420	$413	$420	$420	$409	$416

(1) Includes $0.4 million of securities pledged as collateral related to the Treasury note futures contracts.

The following table details the amounts recognized for the Company's investments in real estate-related and other securities ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$5	$73	$11	$132
Unrealized gain (loss)	—	(126)	—	(180)
Total income (loss) from investments in real estate-related and other securities	$5	$(53)	$11	$(48)

7. Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities, not fully amortized, consisted of the following ($ in thousands):

	June 30, 2024	December 31, 2023
Intangible assets:
In-place lease intangibles	$17,928	$8,007
Above-market lease intangibles	2,174	2,037
Total intangible assets	20,102	10,044
Accumulated amortization:
In-place lease amortization	(1,201)	(543)
Above-market lease amortization	(282)	(132)
Total accumulated amortization	(1,483)	(675)
Intangible assets, net	$18,619	$9,369
Intangible liabilities:
Below-market lease intangibles	$(3,159)	$(1,830)
Accumulated amortization:
Below-market lease amortization	216	146
Intangible liabilities, net	$(2,943)	$(1,684)

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of June 30, 2024 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Below-market Lease Intangibles
2024 (remaining)	$1,234	$172	$(137)
2025	2,412	330	(274)
2026	2,371	320	(274)
2027	2,328	320	(274)
2028	2,299	289	(273)
Thereafter	6,083	461	(1,711)
Total	$16,727	$1,892	$(2,943)

The in-place lease intangible amortization is recorded in depreciation and amortization while the above-market intangible amortization and below-market intangible amortization are recorded in rental revenue on the Company's Consolidated Statements of Operations.

The weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles and below-market lease intangibles for the properties acquired during the six months ended June 30, 2024 were 8.0 years, 3.1 years and 10.2 years, respectively.

8. Mortgage Notes and Credit Facility

Mortgage notes

The following is a summary of the mortgage notes secured by the Company’s properties ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	June 30, 2024	December 31, 2023
Caroline West Gray	5.44%	12/1/2029	$45,911	$45,911
Caroline Post Oak	5.44%	12/1/2029	40,528	40,528
Coda on Centre	4.28%	5/1/2029	28,654	28,907
6200 Bristol(1)	SOFR + 2.05%	4/1/2029	10,000	—
Total loans secured by real estate			125,093	115,346
Deferred financing costs, net			(1,265)	(1,030)
Mortgage discount, net			(671)	(739)
Mortgage notes, net			$123,157	$113,577

(1) The Company entered into a non-hedge interest rate swap on April 2, 2024, which fixed the rate at 6.26%.

On April 2, 2024, a wholly-owned subsidiary of the Company closed on a five year, $10.0 million loan secured by 6200 Bristol. The loan carries an interest rate of SOFR plus 2.05%. In conjunction with the loan transaction, the Company entered into an interest rate swap which fixed the interest rate at 6.26%.

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

Effective March 12, 2024, the Company executed and delivered a Facility Reduction Request (the "Facility Reduction Request") requesting a decrease in the maximum commitments of the Credit Facility to $0.0 million. The delivery of the Facility Reduction

Request permanently reduced the aggregate commitments available under the Credit Facility. As of December 31, 2023, there was no outstanding balance under the Credit Facility.

The following table details the future principal payments due under the Company’s mortgage notes as of June 30, 2024 ($ in thousands):

Year	Mortgage Notes
2024 (remainder)	$258
2025	536
2026	560
2027	585
2028	635
Thereafter	122,519
Total future principal payments	$125,093

The Company is subject to various financial and operational covenants under certain of its mortgage notes. These covenants require the Company to maintain certain financial ratios, which may include leverage, debt yield, and debt service coverage, among others. As of June 30, 2024, the Company was in compliance with all of its loan covenants that could result in a default under such agreements.

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

The Adviser and certain of its Affiliates receive fees and compensation in connection with the ongoing management of the assets of the Company. The Adviser is paid a management fee equal to 1.00% of NAV per annum for Class D, Class I, Class S and Class T shares and 0.75% of NAV per annum for Class X and Class Y shares, payable monthly. The management fee is paid, at the Adviser’s election, in cash, Class E shares, or Class E Operating Partnership units. The Class E shares are not subject to the management fee. The Adviser waived its management fee through December 31, 2022. For the three and six months ended June 30, 2024, the Company incurred management fees of $0.2 million and $0.4 million, respectively. For the three and six months ended June 30, 2023, the Company incurred management fees of $0.1 million and $0.1 million, respectively.

The Company, as general partner, and the Special Limited Partner entered into the Limited Partnership Agreement of the Operating Partnership on June 3, 2022, which was amended and restated on September 20, 2022, and November 13, 2023.

The Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership equal to (i) 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined in the Operating Partnership limited partnership agreement) with respect to Class D, I, S, and T units of the Operating Partnership and (ii) 10.0% of the annual Class X and Y Total Return, subject to a 7% Class X and Y Hurdle Amount and a Class X and Y High-Water Mark, with a 50% Class X and Y Catch-Up (each term as defined in the Operating Partnership limited partnership agreement) with respect to Class X units of the Operating Partnership and Class Y units of the Operating Partnership, respectively. Such allocation is measured on a calendar year basis, made quarterly and accrued monthly. The performance participation interest is not paid on the Class E shares and Class E Operating Partnership units. For the three and six months ended June 30, 2024, the Company incurred $0.4 million and $0.4 million relating to the performance participation allocation, respectively. For the three and six months ended June 30, 2023, the Company incurred less than $0.1 million and $0.2 million relating to the performance participation allocation, respectively.

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

The Dealer Manager also receives a stockholder servicing fee of 0.25%, 0.85% and 0.85% per annum of the aggregate NAV of the Company’s outstanding Class D shares, Class S shares and Class T shares, respectively. The Company will cease paying the stockholder servicing fee with respect to any Class D share, Class S share and Class T share sold in the primary offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such share would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such share (including the gross proceeds of any shares issued under the distribution reinvestment plan with respect thereto). At the end of such month, such Class D share, Class S share or Class T share (and any shares issued under the distribution reinvestment plan with respect thereto) will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV of such share. The Company will accrue the cost of the lifetime stockholder servicing fee as an offering cost at the time each Class D, Class S and Class T share is sold during the primary offering. The Company’s obligations to pay stockholder servicing fees with respect to the Class D, Class S and Class T shares distributed in the Offering will survive until such shares are no longer outstanding (including because such shares converted into Class I shares). As of June 30, 2024, the Company had accrued stockholder servicing fees of $0.7 million. Stockholder servicing fees are recorded as a component of due to affiliates on the Company’s Consolidated Balance Sheets.

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

As of December 31, 2023, the Company had sold 9.0 million Class E Operating Partnership units and 0.5 million Class E shares to the Adviser for an aggregate purchase price of $94.2 million and $5.8 million, respectively (see Note 13). During the three and six months ended June 30, 2024, the Company did not sell any Class E Operating Partnership units or Class E shares to the Adviser (see Note 2). Class E units and Class E shares sold to the Adviser as part of the Initial Capitalization are recorded as Mandatorily Redeemable Instruments on the Company’s Consolidated Balance Sheets (see Note 13). The distribution payable for Mandatorily Redeemable Instruments was $0.4 million as of June 30, 2024.

On September 2, 2022, the Company acquired a $26.8 million Mezzanine Loan and, concurrent with the acquisition, sold a $10.0 million pari passu participation interest to an affiliate of the Adviser (see Note 5).

In May 2023, the Company began to invest in a money market fund managed by an affiliate of the Adviser. During the six months ended June 30, 2024, the Company invested $67.1 million, in the money market fund.

On November 13, 2023, in connection with the private offering of Class Y shares, the Company entered into an engagement letter (the “Class Y Participating Dealer Agreement”) with the Dealer Manager and an affiliate of the Adviser (the “Affiliated Participating

Dealer”), which authorized the distribution by the Participating Dealer. Pursuant to the Class Y Participating Dealer Agreement, the Dealer Manager will reallow all or a portion of the upfront selling commissions and stockholder servicing fees payable with respect to the shares sold by the Affiliated Participating Dealer.

Due to Affiliates

The following table details the components of due to affiliates ($ in thousands):

	June 30, 2024	December 31, 2023
Organization and offering costs	$7,419	$6,648
Operating expenses	9,301	7,935
Accrued performance participation allocation	355	—
Management fee	157	100
Stockholder servicing fee	724	36
Total	$17,956	$14,719

Organization and offering costs

The Adviser has advanced $7.4 million and $6.7 million of organization and offering costs (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through June 30, 2024 and December 31, 2023, respectively. On May 12, 2023, the Company entered into an Amended and Restated Advisory Agreement (the "Amended and Restated Advisory Agreement") with the Operating Partnership and the Adviser. Pursuant to the Amended and Restated Advisory Agreement, the Adviser advanced the Company’s organization and offering costs (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through July 22, 2024, which marked the second anniversary of the commencement of the Offering. The Company will reimburse the Adviser for all such advanced costs ratably over a 60-month period following the second anniversary of the commencement of the Offering.

Operating expenses

The Adviser has advanced $9.3 million and $7.9 million of operating expenses on the Company’s behalf as of June 30, 2024 and December 31, 2023, respectively. Pursuant to the Amended and Restated Advisory Agreement, the Company will reimburse the Adviser for all advanced operating expenses ratably over the 60 months starting the earlier of (i) the first date that the Company’s NAV reaches $500 million and (ii) December 31, 2024.

10. Other Assets and Liabilities

The following table summarizes the components of other assets ($ in thousands):

	June 30, 2024	December 31, 2023
Tenant receivables	$324	$221
Acquisition costs	62	146
Prepaid expenses	1,031	170
Interest receivable	108	114
Straight-line rent receivable	621	342
Other	20	73
Total	$2,166	$1,066

The following table summarizes the components of accounts payable, accrued expenses and other liabilities ($ in thousands):

	June 30, 2024	December 31, 2023
Real estate taxes payable	$321	$—
Accrued expenses	1,280	1,214
Accounts payable	264	152
Distributions payable(1)	1,003	832
Tenant security deposits	524	1,405
Other	358	101
Total	$3,750	$3,704

(1) Included in distributions payable is $0.4 million and $0.4 million as of June 30, 2024 and December 31, 2023, respectively, relating to distributions declared on Class E units and Class E shares held by the Adviser.

11. Leases

Lessor

The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s multifamily, single-family rental, retail and net lease industrial properties. Leases at the Company’s retail and industrial properties include a fixed base rent, and a variable rent component that consists of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs. Rental revenue earned from leases at the Company’s multifamily and single-family properties primarily consist of a fixed base rent, and certain leases contain a variable component that allows for the pass-through of certain operating expenses such as utilities.

The leases at the Company’s net lease retail and industrial properties are longer-term and contain extension and termination options at the lessee’s election. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Leases at the Company’s multifamily and single-family rental properties are short-term in nature, generally not greater than 12 months in length, and therefore not included in the tables below.

The following table details the components of operating lease income from the Company's retail and industrial properties ($ in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Fixed lease payments	$1,557	$223	$2,668	$443
Total fixed lease payments	$1,557	$223	$2,668	$443

The following table presents the future minimum rents the Company expects to receive from its retail and industrial properties as of June 30, 2024 ($ in thousands).

Year	Amount
2024 (remainder)	$4,041
2025	8,130
2026	8,272
2027	8,386
2028	8,171
Thereafter	29,961
Total	$66,961

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

As of June 30, 2024, in accordance with the Charter, the Company had authority to issue 5.5 billion shares, consisting of the following (shares in thousands):

Classification	Number of Shares	Par Value
Class D Shares	600,000	$0.01
Class I Shares	1,500,000	0.01
Class S Shares	1,000,000	0.01
Class T Shares	600,000	0.01
Class E Shares	600,000	0.01
Class X Shares	500,000	0.01
Class Y Shares	600,000	0.01
Preferred Stock	100,000	0.01
Total	5,500,000

Common Stock

The following tables detail the movement in the Company’s outstanding shares of common stock (in thousands). There were no outstanding Class T or Class X shares as of June 30, 2024:

	Three Months Ended June 30, 2024
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y	Total
Beginning balance, March 31, 2024:	620	6,568	55	—	6,878	—	536	14,657
Common stock issued	191	1,176	—	—	991	—	408	2,766
Common stock repurchased	(5)	(18)	—	—	—	—	—	(23)
Ending balance, June 30, 2024	806	7,726	55	—	7,869	—	944	17,400

	Six Months Ended June 30, 2024
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y	Total
Beginning balance, December 31, 2023:	504	5,397	54	—	6,407	—	—	12,362
Common stock issued	307	2,347	1	—	1,462	—	944	5,061
Common stock repurchased	(5)	(18)	—	—	—	—	—	(23)
Ending balance, June 30, 2024	806	7,726	55	—	7,869	—	944	17,400

There was no outstanding preferred stock as of June 30, 2024 and December 31, 2023, respectively.

Share repurchases

For both the three and six months ended June 30, 2024, the Company repurchased shares of its common stock for $0.2 million. The Company had no unfilled repurchase requests during the three months ended June 30, 2024. See Note 3 “— Share Repurchases” for a discussion of the share repurchase plan.

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

The following tables detail the aggregate distributions declared for shares of each applicable class of common stock:

	Three Months Ended June 30, 2024
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y
Aggregate gross distributions declared per share of common stock	$0.1125	$0.1125	$0.1125	$—	$0.1125	$—	$0.1125
Stockholder servicing fee per share of common stock(1)	—	—	(0.0223)	—	—	—	(0.0225)
Net distributions declared per share of common stock	$0.1125	$0.1125	$0.0902	$—	$0.1125	$—	$0.0900

	Six Months Ended June 30, 2024
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y
Aggregate gross distributions declared per share of common stock	$0.2250	$0.2250	$0.2250	$—	$0.2250	$—	$0.2250
Stockholder servicing fee per share of common stock(1)	—	—	(0.0452)	—	—	—	(0.0455)
Net distributions declared per share of common stock	$0.2250	$0.2250	$0.1798	$—	$0.2250	$—	$0.1795

(1) Stockholder servicing fees only apply to Class D, Class S, Class T and Class Y shares. For purposes of NAV, the Company recognizes the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, the Company accrues the lifetime cost of the stockholder servicing fee as an offering cost at the time Class D, Class S, Class T and Class Y shares are sold. The stockholder servicing fee on Class D shares was waived as of June 30, 2024, and the NAV attributable to current holders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity. As of June 30, 2024, the Company had accrued stockholder servicing fees of $0.7 million.

13. Mandatorily Redeemable Instruments

As of December 31, 2023, the Company had sold 9.0 million Class E Operating Partnership units and 0.5 million Class E shares to the Adviser for an aggregate purchase price of $94.2 million and $5.8 million, respectively. During the three and six months ended June 30, 2024, the Company did not sell any Class E Operating Partnership units or Class E shares to the Adviser (see Note 2).

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

The Class E units and Class E shares held by JPMIM and purchased pursuant to the Initial Capitalization are mandatorily redeemable, and only subject to delays to the continuous obligation to ultimately redeem the instruments once sufficient availability exists under share repurchase agreements. Therefore, the Mandatorily Redeemable Instruments held by JPMIM are classified as a liability pursuant to Topic 480 — Distinguishing Liabilities from Equity and are presented as Mandatorily Redeemable Instruments at the initial funding amount received, which is equivalent to fair value at the issuance dates. Subsequently, the Mandatorily Redeemable Instruments are carried at their cash redemption value as if the Class E units or Class E shares were repurchased or redeemable at the reporting date, which equals NAV per Class E unit or Class E share. The change in carrying value (changes in NAV per Class E unit or Class E share) is classified as mandatorily redeemable instruments interest costs along with any cash distributions declared in the Consolidated Statements of Operations. During the three and six months ended June 30, 2024, the Company recorded $2.7 million and $3.6 million of mandatorily redeemable instruments interest costs in the Consolidated Statements of Operations, which consisted of a redemption value adjustment loss of $1.6 and $1.4 million and distribution expenses of $1.1 million and $2.2 million, respectively.

The following table details the Mandatorily Redeemable Instruments activity for the six months ended June 30, 2024 ($ in thousands):

Amount
Balance at the beginning of the year	$101,753
Distributions declared	2,149
Reclassification to distributions payable/paid	(2,149)
Redemption value adjustment	1,419
Ending balance	$103,172

The following table details the future payments due under the Mandatorily Redeemable Instruments as of June 30, 2024 ($ in thousands):

Year	Total(1)
2024 (remainder)	$—
2025	103,172
2026	—
2027	—
2028	—
Thereafter	—
Total future payments	$103,172

(1) Redemptions of Mandatorily Redeemable Instruments are subject to the share repurchase plan’s 2% monthly and 5% quarterly caps after satisfying repurchase requests from investors in the Offering.

Redemption features

See Note 3 “— JPMIM Class E share and Class E unit repurchases” for a discussion of the redemption features associated with Class E shares and Class E units held by JPMIM.

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Code. The Mandatorily Redeemable Instruments receive the same gross distribution per share as the Class E common stock. For the three and six months ended June 30, 2024, distributions declared on Class E units totaled $1.1 million and $2.2 million, respectively. When a distribution is declared, the Company records a distribution expense as a component of mandatorily redeemable instruments interest cost in the Consolidated Statements of Operations. A distribution payable is also recorded within accounts payable, accrued expenses and other liabilities on the Company's Consolidated Balance Sheets until the distribution is paid. The distribution payable for Mandatorily Redeemable Instruments was $0.4 million as of June 30, 2024.

14. Earnings Per Share

The Company's net loss and weighted-average number of shares outstanding for the three and six months ended June 30, 2024 and 2023 consists of the following ($ and shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss attributable to JPMREIT stockholders	$(3,633)	$(2,582)	$(5,205)	$(9,000)
Weighted-average shares of common stock outstanding, basic and diluted	16,811	7,093	15,332	5,525

The calculation of basic and diluted net loss per share amounts for the three and six months ended June 30, 2024 and 2023 consists of the following ($ and shares in thousands except per-share numbers):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Basic and Diluted Net Loss per Share Attributable to JPMREIT Stockholders
Numerator:
Net loss attributable to JPMREIT stockholders	$(3,633)	$(2,582)	$(5,205)	$(9,000)
Denominator:
Weighted-average shares of common stock outstanding	16,811	7,093	15,332	5,525
Basic and diluted net loss per share of common stock	$(0.22)	$(0.36)	$(0.34)	$(1.63)

For the three and six months ended June 30, 2024 and 2023, unvested Class E common shares awarded to the Company's independent directors are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive. There were no other potentially dilutive, unvested common shares for the three and six months ended June 30, 2024 and 2023.

15. Segment Reporting

The Company operates in five reportable segments: multifamily, industrial, single-family rental, retail and investments in real estate debt, real estate-related and other securities. The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment.

The following table details the total assets by segment ($ in thousands):

Segment	June 30, 2024	December 31, 2023
Multifamily	$176,842	$178,001
Industrial	95,209	96,066
Single-family rental	39,252	13,417
Retail	50,764	—
Investments in real estate debt, real estate-related and other securities	17,712	17,563
Other (corporate)	25,599	39,857
Total assets	$405,378	$344,904

The following table details the financial results by segment for the three months ended June 30, 2024 ($ in thousands):

	Multifamily	Industrial	Single-family rental	Retail	Investments in real estate debt, real estate-related and other securities	Total
Revenues
Rental revenue	$3,696	$1,417	$63	$697	$—	$5,873
Total revenues	3,696	1,417	63	697	—	5,873
Expenses
Rental property operating	1,276	247	358	254	5	2,140
Total expenses	1,276	247	358	254	5	2,140
Income from investment in real estate debt	—	—	—	—	445	445
Income from investments in real estate-related and other securities	—	—	—	—	5	5
Segment net operating income	$2,420	$1,170	$(295)	$443	$445	$4,183
Depreciation and amortization	$(1,110)	$(699)	$(263)	$(263)	$(5)	$(2,340)
General and administrative						(1,262)
Mandatorily redeemable instruments interest costs						(2,729)
Interest expense						(1,768)
Other income, net						282
Net loss						$(3,634)
Net loss attributable to non-controlling interests in consolidated joint ventures						(1)
Net loss attributable to JPMREIT stockholders						$(3,633)

The following table details the financial results by segment for the three months ended June 30, 2023 ($ in thousands):

	Multifamily	Industrial	Single-family rental	Retail	Investments in real estate debt, real estate-related and other securities	Total
Revenues
Rental revenue	$3,641	$310	$—	$—	$—	$3,951
Total revenues	3,641	310	—	—	—	3,951
Expenses
Rental property operating	1,195	35	—	—	(3)	1,227
Total expenses	1,195	35	—	—	(3)	1,227
Income from investment in real estate debt	—	—	—	—	431	431
Loss from investment in real estate-related and other securities	—	—	—	—	(53)	(53)
Segment net operating income	$2,446	$275	$—	$—	$381	$3,102
Depreciation and amortization	$(2,032)	$(80)	$—	$—	$—	$(2,117)
General and administrative						(1,182)
Mandatorily redeemable instruments interest costs						(526)
Interest expense						(1,757)
Other expense, net						(128)
Net loss						$(2,608)
Net loss attributable to non-controlling interests in consolidated joint ventures						(26)
Net loss attributable to JPMREIT stockholders						$(2,582)

The following table details the financial results by segment for the six months ended June 30, 2024 ($ in thousands):

	Multifamily	Industrial	Single-family rental	Retail	Investments in real estate debt, real estate-related and other securities	Total
Revenues
Rental revenue	$7,336	$2,851	$66	$697	$—	$10,950
Total revenues	7,336	2,851	66	697	—	10,950
Expenses
Rental property operating	2,582	482	608	254	6	3,932
Total expenses	2,582	482	608	254	6	3,932
Income from investment in real estate debt	—	—	—	—	891	891
Income from investments in real estate-related and other securities	—	—	—	—	11	11
Segment net operating income (loss)	$4,754	$2,369	$(542)	$443	$896	$7,920
Depreciation and amortization	$(2,212)	$(1,398)	$(416)	$(263)	$—	$(4,298)
General and administrative						(2,239)
Mandatorily redeemable instruments interest costs						(3,568)
Interest expense						(3,358)
Other income, net						321
Net loss						$(5,222)
Net loss attributable to non-controlling interests in consolidated joint ventures						(17)
Net loss attributable to JPMREIT stockholders						$(5,205)

The following table details the financial results by segment for the six months ended June 30, 2023 ($ in thousands):

	Multifamily	Industrial	Single-family rental	Retail	Investments in real estate debt, real estate-related and other securities	Total
Revenues
Rental revenue	$7,312	$548	$—	$—	$—	$7,860
Total revenues	7,312	548	—	—	—	7,860
Expenses
Rental property operating	2,356	2	—	—	—	2,358
Total expenses	2,356	2	—	—	—	2,358
Income from investment in real estate debt	—	—	—	—	841	841
Loss from investment in real estate-related and other securities	—	—	—	—	(48)	(48)
Segment net operating income	$4,956	$546	$—	$—	$793	$6,295
Depreciation and amortization	$(4,200)	$(161)	$—	$—	$—	$(4,370)
General and administrative						(2,285)
Mandatorily redeemable instruments interest costs						(4,669)
Interest expense						(3,925)
Other expense, net						(125)
Net loss						$(9,079)
Net loss attributable to non-controlling interests in consolidated joint ventures						(79)
Net loss attributable to JPMREIT stockholders						$(9,000)

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

Interest Rate Contracts

Certain of the Company's transactions expose the Company to interest rate risk on loans secured by the Company's real estate. The Company uses derivative financial instruments, which includes Treasury note futures contracts and interest rate swaps, to limit the Company's exposure to interest rate fluctuations.

The following table details the Company's outstanding Treasury note futures contracts that were non-designated hedges of interest rate risk (notional amount in thousands):

	June 30, 2024
Treasury note futures contracts	Number of Contracts	Notional Amount	Commencement Date	Maturity Date
5-year Treasury note futures	217	$22,951	May 23, 2024	September 30, 2024
2-year Treasury note futures	33	6,719	May 23, 2024	September 30, 2024

The following table details the Company’s outstanding interest rate swap that was a non-designated hedge of interest rate risk (notional amount in thousands):

	June 30, 2024
Interest rate swap	Number of Instruments	Notional Amount	Strike Rate	Index	Maturity (Years)	Commencement Date	Maturity Date
Interest rate swap – mortgage notes	1	$10,000	4.21%	SOFR	4.3	April 2, 2024	October 2, 2028

The following table details the fair value of the Company's derivative financial instruments ($ in thousands):

	Fair Value of Derivatives(1)
	June 30, 2024	December 31, 2023
5-year Treasury note futures	$(24)	$20
2-year Treasury note futures	(1)	2
Interest rate swap	(101)	—

(1) The derivative asset balance as of December 31, 2023 is included in other assets, net on the Company's Consolidated Balance Sheets. The derivative liability balance as of June 30, 2024 is included in accounts payable, accrued expenses and other liabilities.

For the three and six months ended June 30, 2024, the Company recorded an unrealized gain related to changes in the fair value of its derivative financial instruments of $0.03 million and an unrealized loss of $0.5 million, respectively. Changes in fair value of the Company's derivative financial instruments are recorded within other income (expense), net on the Consolidated Statements of Operations. During the three and six months ended June 30, 2024, the Company recorded a realized loss of $0.4 million and $0.4 million related to sales of its derivative financial instruments. Realized gain (loss) from the sale of the Company’s derivative financial instruments is recorded within other income, net on the Consolidated Statements of Operations. For the three and six months ended June 30, 2023, the Company did not have any derivative financial instruments.

17. Commitments and Contingencies

Property purchase commitments

On December 1, 2023, the Company entered into a purchase and sale agreement to acquire Fiore, a single-family rental residential community in Sarasota, FL. Fiore will contain 126 three-bedroom townhomes, all with high-end unit finishes and community amenities, including a pool and dog park. The total purchase price will be approximately $45.4 million, exclusive of closing costs. Upon execution of the purchase and sale agreement, the Company was obligated to deliver a cash deposit in the amount of $9.1 million to be held in escrow. A portion of the deposit will be applied towards the purchase price for each closing beginning with the second closing. Fiore is currently under development and townhomes will be conveyed on a rolling basis in multiple tranches containing approximately 18-36 townhomes per closing. The final delivery is expected to occur in August 2024. The Company expects the balance of the purchase price to be funded with the proceeds from the sale of shares of its common stock. As of June 30, 2024 there are 18 townhomes remaining, which will be purchased for $6.5 million, exclusive of closing costs, when construction is completed.

Litigation

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2024, the Company was not involved in any material legal proceedings.

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

19. Subsequent Events

Distributions

The Company declared distributions on all outstanding shares of common stock and Operating Partnership units as of the close of business on the record date of June 30, 2024. The Company paid or reinvested these distributions amounting to $1.0 million on July 3, 2024.

The Company declared distributions on all outstanding shares of common stock and Operating Partnership units as of the close of business on the record date of July 31, 2024. The Company paid or reinvested these distributions amounting to $1.0 million on August 5, 2024.

Capital raising and financing

As part of the Offering, subsequent to June 30, 2024 through August 9, 2024, the Company sold 88,829 Class D, 432,073 Class I and 313 Class S shares of common stock for net proceeds of $0.9 million, $4.4 million and $0.003 million respectively, which includes distributions reinvested in accordance with the distribution reinvestment plan.

As part of the private offerings, subsequent to June 30, 2024 through August 9, 2024, the Company issued 224,382 Class I, 218,384 Class E and 194,757 Class Y shares of common stock for net proceeds of $2.3 million, $2.3 million and $2.1 million, respectively, which includes distributions reinvested in accordance with the distribution reinvestment plan.

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

The initial public offering of our common stock (the “Offering”) commenced on July 22, 2022. We acquired our first investment on September 2, 2022. In addition to the Offering, we are conducting several private offerings (together with the Offering, the “Offerings”).

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

Q2 2024 Highlights

Capital raising and distributions

•
Raised net proceeds of $28.8 million from the sale of shares of our common stock during the three months ended June 30, 2024.
•
Declared distributions totaling $3.0 million for the three months ended June 30, 2024, including $1.1 million related to Class E shares and Class E units owned by the Adviser. The details of the average annualized distribution rates and total returns as of June 30, 2024 are shown in the following table:

	Class D	Class I	Class S	Class E	Class Y
Average annualized distribution rate(1)	4.42%	4.40%	3.44%	4.23%	3.39%
Year-to-date total return, without upfront selling commissions(2)	2.72%	2.75%	2.63%	3.56%	2.41%
Year-to-date total return, assuming maximum upfront selling commissions(2)	1.21%	2.75%	-0.84%	3.56%	-1.06%
Inception-to-date total return, without upfront selling commissions(2) (3)	5.96%	6.06%	1.32%	8.02%	2.41%
Inception-to-date total return, assuming maximum upfront selling commissions(2) (3)	4.91%	6.06%	-2.10%	8.02%	-1.06%

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

Investing

•
Acquired the third and fourth tranches of a single-family rental residential community under development within the Sarasota, Florida metropolitan area for a total purchase price of $13.1 million, inclusive of closing costs.
•
Acquired a 95% interest in a 99,837-square foot, 100% leased, Class A grocery-anchored shopping center in the Maspeth neighborhood of Queens, NY. The total purchase price was $48.3 million, exclusive of closing costs. The net purchase price paid by us was $46.1 million, inclusive of closing costs.

Financing

•
On April 2, 2024, a wholly-owned subsidiary of ours closed on a five year, $10.0 million loan secured by 6200 Bristol. The loan carries an interest rate of SOFR plus 2.05%. In conjunction with the loan transaction, we entered into an interest rate swap which fixed the interest rate at 6.26%.

Portfolio

The following chart outlines the percentage of our assets across investments in real estate, real estate debt and real estate-related and other securities based on fair value by category as of June 30, 2024:

Asset Allocation[1]

<1%
4%
96%
Real estate
Real estate debt
Real estate-related and other securities

(1) Real estate includes our direct property investments; real estate debt is our Mezzanine Loan; and real estate-related and other securities consists of our U.S. Treasury bills investment.

The following charts further describe the composition of our investments in real estate based on estimated fair value as of June 30, 2024:

Property Type
14%
50%
26%
10%
Multifamily
Single-family rental
Industrial
Retail

Investments in real estate

As of June 30, 2024, we owned seven real estate properties which are summarized in the following table ($ in thousands):

Property type	Number of Properties	Sq. Ft. (in thousands)/Number of Units	Occupancy Rate(1)	Gross Asset Value(2)	Revenue(3)	Percent of Revenue
Multifamily	3	688 units	95%	$185,260	$14,672	56%
Single-family rental(4)	1	108 units	—%	39,160	—	—%
Industrial	2	560 sq. ft.	100%	96,500	5,702	22%
Retail	1	100 sq. ft.	100%	53,312	5,653	22%
Total	7			$374,232	$26,027	100%

(1) Reflects real estate operating property investments only. Occupancy for our multifamily and single-family rental properties is measured monthly by dividing property market rent for occupied units by the gross market rent potential of all units. Gross market rent potential is the average monthly market rent of all units at the property. For our retail and industrial properties, occupancy represents the percentage of all leased square footage divided by the total available square footage as indicated. An operating property is an existing property that was purchased, regardless of current occupancy. For a newly developed property, operating is defined as reaching 60% occupancy or having been available for occupancy for a year from its certificate of occupancy.

(2) Based on fair value as of June 30, 2024.

(3) Revenue is calculated as annualized revenue inclusive of tenant recoveries, straight-line rent, above-market lease amortization and below-market lease amortization. As our single-family rental property is currently in lease-up, the property’s revenue has been excluded.

(4) The 108 townhomes acquired as of June 30, 2024 are included as a single property. As of June 30, 2024 there are 18 townhomes remaining to be acquired, which will be purchased for $6.5 million, exclusive of closing costs, when construction is completed.

The following table provides information regarding our real estate properties as of June 30, 2024:

Property Type and Investment	Number of Properties	Location(3)	Acquisition Date	Ownership Interest(1)	Sq. Feet (in thousands)/Number of Units	Occupancy(2)
Multifamily:
Caroline West Gray	1	Houston, TX	November 2022	95%	275	99%
Caroline Post Oak	1	Houston, TX	November 2022	95%	238	95%
Coda on Centre	1	Pittsburgh, PA	December 2022	100%	175	86%
Total multifamily	3				688
Single-family rental:
Fiore(4)	1	Sarasota, FL	December 2023 - June 2024	100%	108	—%
Total single-family rental	1				108
Industrial:
6200 Bristol	1	Philadelphia, PA	October 2022	100%	424	100%
Savannah Truck Terminal	1	Savannah, GA	July 2023	100%	136	100%
Total industrial	2				560
Retail:
Shops at Grand Avenue	1	Queens, NY	May 2024	95%	100	100%
Total retail	1				100

(1) Certain of the joint venture agreements entered into by us provide the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any profits interest due to the other partner will be reported within non-controlling interests in consolidated joint ventures on our Consolidated Balance Sheets.

(2) Reflects real estate operating property investments only. Occupancy for our multifamily properties is measured monthly by dividing property market rent for occupied units by the gross market rent potential of all units. Gross market rent potential is the average monthly market rent of all units at the property. For our retail and industrial investments, occupancy represents the percentage of all leased square footage divided by the total available square footage as indicated. An operating property is an existing property that was purchased, regardless of current occupancy. For a newly developed property, operating is defined as reaching 60% occupancy or having been available for occupancy for a year from its certificate of occupancy.

(3) Refers to the metropolitan statistical area.

(4) The 108 townhomes acquired as of June 30, 2024 are included as a single property. As of June 30, 2024 there are 18 townhomes remaining to be acquired, which will be purchased for $6.5 million, exclusive of closing costs when construction is completed.

Lease expirations

The following table details the expiring leases at our retail and industrial properties by annualized base rent as of June 30, 2024 ($ in thousands). The table below excludes our multifamily and single-family rental properties as substantially all leases at such properties expire within 12 months:

	Industrial			Retail
Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Based Rent Expiring	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Based Rent Expiring
2024	—	$—	0%	—	$—	0%
2025	—	—	0%	1	102	3%
2026	—	—	0%	—	—	0%
2027	—	—	0%	1	98	3%
2028	—	—	0%	3	612	17%
2029	—	—	0%	—	—	0%
2030	1	3,972	80%	1	237	7%
2031	—	—	0%	1	157	4%
2032	—	—	0%	—	—	0%
2033	—	—	0%	1	1,836	51%
Thereafter	1	1,008	20%	3	588	16%
Total	2	$4,980	100%	11	$3,630	100%

(1) Annualized base rent is determined from the annualized straight-line rent due to expire in the year of lease expiration and excludes tenant recoveries, above-market lease amortization and below-market lease amortization.

Investment in real estate debt

The following table summarizes our investment in real estate debt as of June 30, 2024 and December 31, 2023 ($ in thousands):

					June 30, 2024		December 31, 2023
Real Estate Debt	Number of Positions	Credit Rating	Coupon	Maturity Date	Cost Basis	Fair Value	Cost Basis	Fair Value
Mezzanine Loan	1	Not Rated	SOFR(1) + 5.22%	September 7, 2024	$16,825	$16,825	$16,825	$16,825

(1) 30-day SOFR at both June 30, 2024 and December 31, 2023 was 5.34% per annum..

Investments in real estate-related and other securities

The following table summarizes our investments in real estate-related and other securities as of June 30, 2024 and December 31, 2023 ($ in thousands):

			June 30, 2024			December 31, 2023
Real Estate-Related and Other Securities	Coupon	Maturity Date	Face Amount	Cost Basis	Fair Value	Face Amount	Cost Basis	Fair Value
U.S. Treasury(1)	N/A	March 14, 2024	$—	$—	$—	$420	$409	$416
U.S. Treasury(1)	N/A	July 9, 2024	420	413	420	—	—	—
Total real estate-related and other securities			$420	$413	$420	$420	$409	$416

(1) Includes $0.4 million of securities pledged as collateral related to the treasury note futures contracts.

Results of Operations

The following tables set forth information regarding our consolidated results of operations ($ in thousands, except per share data):

	For the Three Months Ended June 30,		Change
	2024	2023	$
Revenues
Rental revenue	$5,873	$3,951	$1,922
Total revenues	5,873	3,951	1,922
Expenses
Rental property operating	2,140	1,227	913
General and administrative	1,262	1,182	80
Depreciation and amortization	2,340	2,117	223
Total expenses	5,742	4,526	1,216
Other income (expense), net
Income from investment in real estate debt	445	431	14
Income (loss) from investments in real estate-related and other securities	5	(53)	58
Mandatorily redeemable instruments interest costs	(2,729)	(526)	(2,203)
Interest expense	(1,768)	(1,757)	(11)
Other income (expense), net	282	(128)	410
Total other expense, net	(3,765)	(2,033)	(1,732)
Net loss	$(3,634)	$(2,608)	$(1,026)
Net loss attributable to non-controlling interests in consolidated joint ventures	(1)	(26)	25
Net loss attributable to JPMREIT stockholders	$(3,633)	$(2,582)	$(1,051)
Net loss per share of common stock – basic and diluted	$(0.22)	$(0.36)	$0.14
Weighted-average shares of common stock outstanding – basic and diluted	16,811	7,093	9,718

	For the Six months Ended June 30,		Change
	2024	2023	$
Revenues
Rental revenue	$10,950	$7,860	$3,090
Total revenues	10,950	7,860	3,090
Expenses
Rental property operating	3,932	2,358	1,574
General and administrative	2,239	2,285	(46)
Depreciation and amortization	4,298	4,370	(72)
Total expenses	10,469	9,013	1,456
Other income (expense), net
Income from investment in real estate debt	891	841	50
Income (loss) from investments in real estate-related and other securities	11	(48)	59
Mandatorily redeemable instruments interest costs	(3,568)	(4,669)	1,101
Interest expense	(3,358)	(3,925)	567
Other income (expense), net	321	(125)	446
Total other expense, net	(5,703)	(7,926)	2,223
Net loss	$(5,222)	$(9,079)	$3,857
Net loss attributable to non-controlling interests in consolidated joint ventures	(17)	(79)	62
Net loss attributable to JPMREIT stockholders	$(5,205)	$(9,000)	$3,795
Net loss per share of common stock – basic and diluted	$(0.34)	$(1.63)	$1.29
Weighted-average shares of common stock outstanding - basic and diluted	15,332	5,525	9,807

Rental revenue

Due to our acquisitions of real estate since June 30, 2023, our rental revenue for the three and six months ended June 30, 2024 and June 30, 2023 are not comparable. Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, single-family rental, industrial and retail properties. Rental revenue, aside from short term leases generally less than one year in term, is recognized on a straight-line basis over the life of the lease, including any fixed and measurable rent escalations and abatements.

Rental property operating expenses

Rental property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of rental property operating expenses include insurance, utilities, real estate taxes and repair and maintenance expenses. Rental property operating expenses also include general and administrative expenses unrelated to the operations of the properties. Due to our acquisitions of real estate since June 30, 2023, our rental property operating expenses for the three and six months ended June 30, 2024 and June 30, 2023 are not comparable.

General and administrative expenses

During the three and six months ended June 30, 2024, general and administrative expenses increased by $0.1 million and decreased by less than $0.1 million, respectively, in comparison to the corresponding period in 2023. The increase in general and administrative expenses for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily driven by a decrease in general corporate costs, such as professional fees, legal fees and insurance premiums of $0.4 million, an increase in asset management fees of $0.2 million and an increase in accrued performance participation allocation of $0.3 million. The decrease in general and administrative expenses for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily driven by a decrease in general corporate costs, such as professional fees, legal fees and insurance premiums of $0.4 million, an increase in asset management fees of $0.3 million and an increase in accrued performance participation allocation of $0.2 million.

Depreciation and amortization expenses

Depreciation and amortization expenses are impacted by the fair values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. During the three and six months ended June 30, 2024, depreciation and amortization expense increased by $0.2 million and decreased by $0.1 million, respectively, in comparison to the corresponding periods in 2023. Depreciation expense increased as compared to the corresponding periods in 2023 due to our acquisitions of real estate since June 30, 2023. Amortization expense decreased as compared to the corresponding periods in 2023 due to in-place lease intangibles recorded as part of the purchase price allocation for properties acquired during the year ended December 31, 2022 fully amortizing during the year ended December 31, 2023, offset by the amortization of in-place lease intangibles acquired as part of an acquisition we made in May 2024.

Mandatorily redeemable instruments interest costs

During the three and six months ended June 30, 2024, costs related to our Mandatorily Redeemable Instruments increased by $2.2 million and decreased by $1.1 million in comparison to the corresponding period in 2023. The increase in mandatorily redeemable instruments interest costs for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was due to an increase in allocation of appreciation of $1.6 million relating to the redemption value adjustment of the Mandatorily Redeemable Instruments and an increase in distribution expense of $0.6 million. The decrease in mandatorily redeemable instruments interest costs for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was due to a decrease in allocation of appreciation of $2.3 million and an increase in distribution expense of $1.2 million.

Interest expense

During the three and six months ended June 30, 2024, interest expense increased by less than $0.1 million and decreased by $0.6 million in comparison to the corresponding periods in 2023. Interest expense primarily consists of interest expense incurred on our mortgage notes and Credit Facility. The change in interest expense was primarily attributable to a decrease in interest expense relating to our Credit Facility and a decrease in the amortization of deferred financing costs, offset by an increase in interest expense relating to new mortgage notes.

Other income (expense), net

For both the three and six months ended June 30, 2024, other income (expense), net increased by $0.4 million in comparison to the corresponding periods in 2023. The change in other income (expense), net was primarily attributable to an increase in interest income of $1.0 million, a decrease in dead deal costs of $0.2 million, an increase in the realized loss on treasury note futures contracts of $0.4 million, an increase in the unrealized loss on treasury note futures contracts of $0.4 million and an increase in the unrealized loss on our interest rate swap of $0.1 million.

Net loss attributable to non-controlling interests in consolidated joint ventures

During the three and six months ended June 30, 2024, net loss attributable to non-controlling interests in consolidated joint ventures decreased by $0.03 million and $0.06 million in comparison to the corresponding periods in 2023. Net loss attributable to non-controlling interest in consolidated joint ventures was due to the 5% non-controlling interest in the Caroline West Gray, Caroline Post Oak and Shops at Grand Avenue properties held by our joint venture partner.

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

The Adviser advanced our organization and offering expenses (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) on our behalf through July 22, 2024, which marked the second anniversary of the commencement of the Offering. We will reimburse the Adviser for such advanced expenses ratably over the 60 months following such date. We accrued approximately $7.4 million and $6.7 million of organization and offering expenses payable to the Adviser which are included in due to affiliate on our Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, respectively. In addition, the Adviser will advance on our behalf certain of our operating expenses through the earlier of (i) the first date that our NAV reaches $500 million and (ii) December 31, 2024 at which point we will reimburse the Adviser for all such advanced expenses ratably over the 60 months following such date. The Adviser advanced, and we accrued, approximately $9.3 million and $7.9 million of operating expenses which are included in due to affiliate on our Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, respectively.

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

Pursuant to a private offering, JPMIM agreed to purchase $25.0 million in Class E shares or Class E units, or a combination thereof, and up to an additional $75.0 million in Class E shares or Class E units. JPMIM's commitment to purchase such Class E shares or Class E units from us expired in August 2023. As of December 31, 2023, we had called all of JPMIM’s commitments. As of June 30, 2024, we had received $162.1 million in commitments to purchase shares of our common stock and Class E units, including the shares and units to be purchased by JPMIM, and had sold $67.9 million in Class E shares and $94.2 million in Class E units from such commitments. As of June 30, 2024, we had called all of the capital commitments made by investors pursuant to the Initial Capitalization. In addition, we had sold $3.3 million in Class E shares to employees of the Adviser.

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

Effective March 12, 2024, we executed and delivered a Facility Reduction Request (the "Facility Reduction Request") requesting a decrease in the maximum commitments of the Credit Facility to $0.0 million. The delivery of the Facility Reduction Request permanently reduced the aggregate commitments available under the Credit Facility.

On April 2, 2024, a wholly-owned subsidiary of ours closed on a five year, $10.0 million loan secured by 6200 Bristol. The loan carries an interest rate of SOFR plus 2.05%. In conjunction with the loan transaction, we entered into an interest rate swap which fixed the interest rate at 6.26%.

The following table is a summary of our mortgage note indebtedness as of June 30, 2024 and December 31, 2023 ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	June 30, 2024	December 31, 2023
Caroline West Gray	5.44%	12/1/2029	$45,911	$45,911
Caroline Post Oak	5.44%	12/1/2029	40,528	40,528
Coda on Centre	4.28%	5/1/2029	28,654	28,907
6200 Bristol(1)	SOFR + 2.05%	4/1/2029	10,000	—
Total loans secured by real estate			125,093	115,346
Deferred financing costs, net			(1,265)	(1,030)
Mortgage discount, net			(671)	(739)
Mortgage notes, net			$123,157	$113,577

(1) The Company entered into a non-hedge interest rate swap on April 2, 2024, which fixed the rate at 6.26%.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	For the Six Months Ended	For the Six Months Ended
	June 30, 2024	June 30, 2023
Net cash provided by (used in) operating activities	$1,300	$(366)
Net cash used in investing activities	(66,242)	(9,211)
Net cash provided by financing activities	58,901	16,805
Net change in cash and cash equivalents	$(6,041)	$7,228

Cash flows provided by operating activities increased by $1.7 million for the six months ended June 30, 2024 compared to the corresponding period in 2023. The increase was primarily due to a decrease in our net loss as a result of the growth of our portfolio, offset by a decrease in the redemption value adjustment on mandatorily redeemable instruments.

Cash flows used in investing activities increased by $57.0 million for the six months ended June 30, 2024 compared to the corresponding period in 2023 primarily due to an increase in our acquisition of real estate of $64.3 million, a decrease in our net purchases of real-estate related and other securities of $4.9 million and a decrease in our deposits on real estate of $3.1 million.

Cash flows provided by financing activities increased by $42.1 million for the six months ended June 30, 2024 compared to the corresponding period in 2023 primarily due to a decrease in repayments of the Credit Facility of $40.2 million, a decrease in proceeds from subscriptions received in advance of $4.1 million, an increase in distributions paid on common stock of $1.5 million and an increase in proceeds from mortgage notes of $10.0 million.

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

The following tables detail the aggregate distributions declared for each applicable class of common stock:

	Three Months Ended June 30, 2024
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y
Aggregate gross distributions declared per share of common stock	$0.1125	$0.1125	$0.1125	$—	$0.1125	$—	$0.1125
Stockholder servicing fee per share of common stock(1)	—	—	(0.0223)	—	—	—	(0.0225)
Net distributions declared per share of common stock	$0.1125	$0.1125	$0.0902	$—	$0.1125	$—	$0.0900

	Six Months Ended June 30, 2024
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y
Aggregate gross distributions declared per share of common stock	$0.2250	$0.2250	$0.2250	$—	$0.2250	$—	$0.2250
Stockholder servicing fee per share of common stock(1)	—	—	(0.0452)	—	—	—	(0.0455)
Net distributions declared per share of common stock	$0.2250	$0.2250	$0.1798	$—	$0.2250	$—	$0.1795

(1) Stockholder servicing fees only apply to Class D, Class S, Class T and Class Y shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the lifetime cost of the stockholder servicing fee as an offering cost at the time Class D, Class S, Class T and Class Y shares are sold. The stockholder servicing fee on Class D shares was waived as of June 30, 2024, and the NAV attributable to current holders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity. As of June 30, 2024, we had accrued stockholder servicing fees of $0.7 million.

The following tables summarize our distributions declared and paid on our shares of common stock ($ in thousands):

	Three Months Ended June 30, 2024
	Amount	Percentage
Distributions
Paid in cash	$1,183	66%
Reinvested in shares	596	34%
Total distributions	$1,779	100%
Source of Distributions
Cash flows from operating activities	$1,377	77%
Offering proceeds(1)	402	23%
Total sources of distributions	$1,779	100%
Cash flows from operating activities	$1,377

	Six Months Ended June 30, 2024
	Amount	Percentage
Distributions
Paid in cash	$2,259	69%
Reinvested in shares	996	31%
Total distributions	$3,255	100%
Source of Distributions
Cash flows from operating activities	$1,300	40%
Offering proceeds(1)	1,955	60%
Total sources of distributions	$3,255	100%
Cash flows from operating activities	$1,300

(1) Includes proceeds from the sale of common stock and units in the Operating Partnership.

In addition to the distributions declared and paid on our common stock, we declared and paid $1.1 million and $2.2 million for Mandatorily Redeemable Instruments during the three and six months ended June 30, 2024, respectively. Such amounts are recorded in mandatorily redeemable instruments interest costs on the Consolidated Statements of Operations and accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets, respectively.

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

The Adviser advanced our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through July 22, 2024, which marked the second anniversary of the commencement of the Offering. We will reimburse the Adviser for such advanced expenses ratably over the 60 months following such date. For purposes of calculating our NAV, the organization and offering expenses paid by the Adviser through July 22, 2024 will not be recognized as expenses, or as a component of equity and reflected in our NAV, until we reimburse the Adviser for these expenses. In addition, the operating expenses paid by the Adviser through the earlier of (i) the first date that our NAV reaches $500 million and (ii) December 31, 2024 will not be recognized as expenses and reflected in our NAV, until we reimburse the Adviser for these expenses.

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

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. We believe our NAV is a meaningful supplemental non-GAAP operating metric. The following table provides a breakdown of the major components of our NAV as of June 30, 2024 ($ and shares in thousands):

Components of NAV	June 30, 2024
Investments in real estate	$374,232
Investment in real estate debt	16,825
Investments in real estate-related and other securities	420
Cash and cash equivalents	26,381
Restricted cash	261
Other assets	3,364
Debt obligations	(123,417)
Other liabilities	(3,894)
Accrued performance participation allocation	(355)
Stockholder servicing fees payable the following month(1)	(7)
Non-controlling interests in joint ventures	(6,686)
JPMIM mandatorily redeemable instruments(2)	(103,172)
Net asset value	$183,952
Number of outstanding shares	17,400

(1) Stockholder servicing fees only apply to Class D, Class S, Class T and Class Y shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction to our NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the lifetime cost of the stockholder servicing fee as an offering cost at the time we sell Class D, Class S, Class T and Class Y shares. The stockholder servicing fee on Class D shares was waived as of June 30, 2024, and the NAV attributable to current holders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity. As of June 30, 2024, we had accrued under GAAP $0.7 million of stockholder servicing fees.

(2) Represents Class E shares and Class E units in the Operating Partnership held by the Adviser that are mandatorily redeemable and only subject to delays to the continuous obligation to ultimately redeem the Class E shares and units once sufficient availability exists under the share repurchase agreements. Therefore, the Class E shares and Class E units held by JPMIM are classified as a liability pursuant to Topic 480 — Distinguishing Liabilities From Equity and are presented as mandatorily redeemable instruments at the initial funding amount received, which is equivalent to fair value at the issuance dates. Subsequently, the Mandatorily Redeemable Instruments are carried at their cash redemption value as if the shares and units were repurchased or redeemable at the reporting date, which equals NAV per Class E share and Class E unit of $10.80.

The following table provides a breakdown of our total NAV and NAV per share by share class as of June 30, 2024 ($ and shares in thousands except per-share data):

NAV Per Share	Class D Shares	Class I Shares	Class S Shares	Class T Shares	Class E Shares	Class X Shares	Class Y Shares	Total
Net asset value attributable to common stockholders	$8,294	$79,892	$591	$—	$85,002	$—	$10,173	$183,952
Number of outstanding shares	806	7,726	55	—	7,869	—	944	17,400
NAV Per Share	$10.30	$10.34	$10.70	$—	$10.80	$—	$10.78

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the June 30, 2024 valuations, based on property types. Once we own more than one single-family rental and one retail property, we will include the key assumptions for such property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	6.94%	5.51%
Industrial	7.31%	5.61%

These assumptions are determined by our independent valuation advisor and reviewed by the Adviser. A change in these assumptions would impact the calculation of the values of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values
Discount Rate	0.25% decrease	1.87%	1.89%
(Weighted average)	0.25% increase	(1.97)%	(1.84)%
Exit Capitalization Rate	0.25% decrease	2.90%	2.87%
(Weighted average)	0.25% increase	(2.80)%	(2.65)%

The following table reconciles stockholders’ equity per our Consolidated Balance Sheets to our NAV as of June 30, 2024 ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	June 30, 2024
Stockholders’ equity under GAAP	$149,887
Adjustments:
Organization, offering costs and operating expenses(1)	12,667
Accrued stockholder servicing fees(2)	716
Unrealized real estate and borrowings appreciation, net(3)	7,326
Accumulated depreciation and amortization(4)	13,977
Straight-line rent receivable(5)	(621)
NAV	$183,952

(1) The Adviser advanced our organization and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through July 22, 2024, which marked the second anniversary of the commencement of the Offering. We will reimburse the Adviser for such advanced expenses ratably over the 60 months following such date. In addition, the Adviser has agreed to advance on our behalf certain of our operating expenses through the earlier of (i) the first date that our NAV reaches $500 million and (ii) December 31, 2024 at which point we will reimburse the Adviser for all such advanced expenses ratably over the 60 months following such date. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For the purposes of calculating NAV, such costs will be recognized as a reduction to NAV as they are reimbursed ratably over the respective 60-month reimbursement periods.

(2) Stockholder servicing fees only apply to Class D, Class S, Class T and Class Y shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction to our NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the lifetime cost of the stockholder servicing fee as an offering cost at the time we sell Class D, Class S, Class T and Class Y shares. The stockholder servicing fee on Class D shares was waived as of June 30, 2024, and the NAV attributable to current holders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity.

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

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to June 30, 2024 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness(1)	$160,283	$7,160	$14,319	$49,975	$88,829
Property purchase commitments(2)	6,480	6,480	—	—	—
Organizational, offering and operating costs	16,720	2,414	6,688	6,688	930
Mandatorily redeemable instruments(3)	103,172	—	103,172	—	—
Total	$286,655	$16,054	$124,179	$56,663	$89,759

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

We have invested a portion of our portfolio in floating-rate investments in real estate debt and real estate-related and other securities and intend to invest in both fixed- and floating-rate real estate debt investments and securities in the future. On floating-rate investments in real estate debt and real estate-related and other securities, our net income will increase or decrease depending on interest rate movements. For the three and six months ended June 30, 2024, a 10% decrease in the Reference Rate would have resulted in decreased interest income from our floating-rate investments in real estate debt of $0.02 million and $0.05 million. respectively. Additionally, interest rate movement can impact the valuation of real estate debt and real estate-related and other securities depending on various aspects of the instrument, including the credit rating, duration and structure of the interest rate payments.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item1A,"Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Form 10-K"). The risks described in our 2023 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. With the exception of the risk factor set forth below, which updates and supplements the risk factors disclosed in our 2023 Form 10-K, there have been no material changes to the risk factors disclosed in our 2023 Form 10-K.

Non-U.S. holders may be required to file U.S. federal income tax returns and pay U.S. federal income tax upon their receipt of certain distributions from us or upon their disposition of shares of our common stock.

In addition to any potential withholding tax on ordinary dividends, a non-U.S. holder, other than a “qualified shareholder” or a “qualified foreign pension fund,” that disposes of a “U.S. real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), or that receives a distribution from a REIT that is attributable to gains from such a disposition, is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount received from (or, in the case of a distribution, to the extent attributable to gains from) such disposition. Subject to certain exceptions, FIRPTA gains must be reported on U.S. federal income tax returns and are taxable at regular U.S. federal income tax rates. Such tax does not apply, however, to gain on the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire time period of the REIT’s existence. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. holder on certain dispositions of shares of our common stock (including repurchases) would be subject to tax under FIRPTA, unless (1) our shares of common stock were regularly traded on an established securities market and (2) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common stock. We do not expect our shares to be regularly traded on an established securities market. Final Treasury regulations that are effective as of April 25, 2024 (the “Final Regulations”) modify prior tax guidance relating to the manner in which we determine whether we are a domestically controlled REIT. The Final Regulations provide a look-through rule for our stockholders that are non-publicly traded partnerships, non-public REITs, non-public regulated investment companies, or non-public domestic C corporations owned more than 50% directly or indirectly by foreign persons (“foreign-controlled domestic corporations”) and treat “qualified foreign pension funds” as foreign persons. The look-through rule in the Final Regulations applicable to foreign-controlled domestic corporations will not apply to a REIT for a period of up to ten years if it is able to satisfy certain requirements, including not undergoing a significant change in its ownership and not acquiring a significant amount of new USRPIs, in each case since April 24, 2024, the date the Final Regulations were issued. If a REIT fails to satisfy such requirements during the ten-year period, then the look-through rule in the Final Regulations applicable to foreign-controlled domestic corporations will apply to such REIT beginning on the day immediately following the date of such failure. While we cannot predict when we will commence being subject to such look-through rule in the Final Regulations, we may not be able to satisfy the applicable requirements for the duration of the ten-year period. Prospective investors are urged to consult with their tax advisors regarding the application and impact of these rules.

Even if we are domestically controlled, a non-U.S. holder, other than a “qualified shareholder” or a “qualified foreign pension fund,” that receives a distribution from us that is attributable to gains from the disposition of a USRPI as described above, including in connection with a repurchase of our common stock, is generally subject to U.S. federal income tax under FIRPTA to the extent such distribution is attributable to gains from such disposition, regardless of whether the difference between the fair market value and the tax basis of the USRPI giving rise to such gains is attributable to periods prior to or during such non-U.S. holder’s ownership of our common stock, unless the relevant class of stock is regularly traded on an established securities market in the United States and such non-U.S. holder did not own more than 10% of such class at any time during the one-year period ending on the date of such distribution. In addition, a repurchase of our common stock, to the extent not treated as a sale or exchange, may be subject to withholding as an ordinary dividend.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered sales of equity securities

On June 3, 2024, pursuant to our distribution reinvestment plan, we issued 5,420 Class E, 4,528 Class I and 1,224 Class Y shares at a price per share of $10.64, $10.24 and $10.68 to accredited investors for an aggregate purchase price of $0.06 million, $0.05 million and $0.01 million, respectively.

On June 3, 2024, we issued 47,028 Class E, 48,857 Class I and 90,997 Class Y unregistered shares of common stock at a price per share of $10.64, $10.24 and $10.87 to accredited investors in a private placement for an aggregate purchase price of $0.5 million, $0.5 million and $1.0 million, respectively. The aggregate commissions paid in connection with the sale of Class Y shares were $0.02 million.

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

During the three months ended June 30, 2024, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Period	Total number of shares (or Units) repurchased	Repurchases as a percentage of NAV(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Repurchased Under the Publicly Announced Plans or Programs
April 2024	4,873	0.03%	$10.20	4,873	—
May 2024	17,616	0.11%	10.24	17,616	—
June 2024	—	—	—	—	—

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

As of June 30, 2024, we received gross proceeds of $72.9 million from the Offering. The following table presents information about the Offering and use of proceeds therefrom ($ in thousands):

	Class D Shares	Class I Shares	Class S Shares	Class T Shares	Total
Offering proceeds:
Shares sold(1)	810	6,178	55	—	7,043
Gross offering proceeds	$8,397	$63,879	$616	$—	$72,892
Selling commissions and other dealer manager fees	—	—	(15)	—	(15)
Stockholder servicing fees(2)	—	—	(38)	—	(38)
Net offering proceeds	$8,397	$63,879	$563	$—	$72,839

(1) Shares sold includes shares issued under our distribution reinvestment plan.

(2) Under GAAP, we accrue the lifetime cost of the stockholder servicing fee as an offering cost at the time we sell Class D, Class S, Class T and Class Y shares. As of June 30, 2024, we had accrued under GAAP $0.7 million of stockholder servicing fees. The stockholder servicing fee on Class D shares has been waived through June 30, 2024, and the NAV attributable to current stockholders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity.

As of June 30, 2024, we had primarily used the net proceeds from the unregistered sales along with the proceeds received from the Offering toward the acquisition of $365.6 million of real estate, an investment in real estate debt of $16.8 million and investments of $0.4 million in real estate-related and other securities. In addition to the net proceeds from the Offering, we financed our investments with $21.3 million of financing from the Credit Facility, which was subsequently repaid in full, and $123.6 million from mortgage notes, including an assumed loan of $28.2 million. See Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” for additional details on our borrowings.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Unregistered sales of equity securities

On July 1, 2024, pursuant to our distribution reinvestment plan, we issued 5,612 Class E, 4,735 Class I and 1,473 Class Y shares at a price per share of $10.63, $10.22 and $10.66 to accredited investors for an aggregate purchase price of $0.06 million, $0.05 million and $0.02 million, respectively.

On July 1, 2024, we issued 46,807 Class E, 48,676 Class I and 56,302 Class Y unregistered shares of common stock at a price per share of $10.63, $10.22 and $10.87 to accredited investors in a private placement for an aggregate purchase price of $0.5 million, $0.5 million and $0.6 million, respectively. The aggregate commissions paid in connection with the sale of Class Y shares were $0.01 million.

On August 1, 2024, pursuant to our distribution reinvestment plan, we issued 5,708 Class E, 4,874 Class I and 1,570 Class Y shares at a price per share of $10.80, $10.34 and $10.78 to accredited investors for an aggregate purchase price of $0.06 million, $0.05 million and $0.02 million, respectively.

On August 1, 2024, we issued 159,015 Class E, 166,098 Class I and 135,412 Class Y unregistered shares of common stock at a price per share of $10.80, $10.34 and $11.00 to accredited investors in a private placement for an aggregate purchase price of $1.7 million, $1.7 million and $1.5 million, respectively. The aggregate commissions paid in connection with the sale of Class Y shares were $0.03 million.

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

4.1*	Third Amended and Restated Distribution Reinvestment Plan
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.P. Morgan Real Estate Income Trust, Inc.

Date: August 9, 2024	By:	/s/ Chad Tredway
Chad Tredway
Chairperson of the Board and Chief Executive Officer

Date: August 9, 2024	By:	/s/ Lawrence A. Goodfield, Jr.
Lawrence A. Goodfield, Jr.
Chief Financial Officer and Treasurer