Form 10-Q
period 2024-09-30
J.P. Morgan Real Estate Income Trust, Inc.
filed 2024-11-08
CIK 1893262

. T

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the registrant had outstanding 972,456 shares of Class D common stock, 9,737,880 shares of Class I common stock, 56,069 shares of Class S common stock, 12,508,918 shares of Class E common stock and 1,590,856 shares of Class Y common stock. There were no outstanding shares of Class T or Class X common stock.

i

Item 1. Financial Statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Balance Sheets (Unaudited) (in thousands, except per-share data)

	September 30,	December 31,
	2024	2023
ASSETS
Investments in real estate, net	$343,577	$275,473
Investments in real estate debt	79,225	16,825
Investments in real estate-related and other securities	478	416
Intangible assets, net	17,884	9,369
Cash and cash equivalents	29,425	32,452
Restricted cash	667	231
Deposits on real estate	—	9,072
Other assets, net	2,416	1,066
Total assets	$473,672	$344,904
LIABILITIES AND EQUITY
Mortgage notes, net	$123,127	$113,577
Repurchase facility, net	46,330	—
Intangible liabilities, net	2,866	1,684
Mandatorily redeemable instruments	104,366	101,753
Due to affiliate	19,518	14,719
Accounts payable, accrued expenses and other liabilities	6,138	3,704
Total liabilities	$302,345	$235,437

Commitments and Contingencies (Note 17)

Equity
Common stock – Class D shares, $0.01 par value per share, 600,000 shares authorized, and 925 and 504 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	$9	$5
Common stock – Class I shares, $0.01 par value per share, 1,500,000 shares authorized, and 8,905 and 5,397 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	89	54
Common stock – Class S shares, $0.01 par value per share, 1,000,000 shares authorized, and 56 and 54 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1	1
Common stock – Class E shares, $0.01 par value per share, 600,000 shares authorized, and 8,335 and 6,407 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	83	64
Common stock – Class Y shares, $0.01 par value per share, 600,000 shares authorized, and 1,304 and 0 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	13	—
Additional paid-in capital	195,720	122,915
Accumulated deficit	(29,045)	(15,679)
Total stockholders' equity	$166,870	$107,360
Non-controlling interests in consolidated joint ventures	4,457	2,107
Total equity	$171,327	$109,467
Total liabilities and equity	$473,672	$344,904

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except per-share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Rental revenue	$6,853	$4,774	$17,803	$12,634
Total revenues	6,853	4,774	17,803	12,634
Expenses
Rental property operating	3,319	1,468	7,251	3,826
General and administrative	1,344	989	3,583	3,274
Depreciation and amortization	2,780	1,674	7,078	6,044
Total expenses	7,443	4,131	17,912	13,144
Other income (expense), net
Income from investments in real estate debt	1,524	447	2,415	1,287
Income (loss) from investments in real estate-related and other securities	7	(318)	18	(366)
Mandatorily redeemable instruments interest costs	(2,268)	(1,376)	(5,836)	(6,045)
Interest expense	(2,123)	(1,708)	(5,510)	(5,632)
Other income (expense), net	768	114	1,118	(11)
Total other expense, net	(2,092)	(2,841)	(7,795)	(10,767)
Net loss	$(2,682)	$(2,198)	$(7,904)	$(11,277)
Net loss attributable to non-controlling interests in consolidated joint ventures	(29)	(10)	(46)	(89)
Net loss attributable to JPMREIT stockholders	$(2,653)	$(2,188)	$(7,858)	$(11,188)
Net loss per share of common stock – basic and diluted	$(0.14)	$(0.23)	$(0.48)	$(1.63)
Weighted-average shares of common stock outstanding – basic and diluted	18,655	9,488	16,448	6,860

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statements of Changes in Equity (Unaudited)

(in thousands, except per-share data)

	Par Value
	Common Stock Class D	Common Stock Class I	Common Stock Class S	Common Stock Class E	Common Stock Class Y	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at June 30, 2024	$8	$77	$1	$79	$9	$174,027	$(24,314)	$149,887	$4,513	$154,400
Net loss	—	—	—	—	—	—	(2,653)	(2,653)	(29)	(2,682)
Common stock issued, net of offering costs	1	13	—	4	4	21,874	—	21,896	—	21,896
Distributions declared on common stock	—	—	—	—	—	—	(2,078)	(2,078)	—	(2,078)
Distribution reinvestments	—	—	—	—	—	755	—	755	—	755
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(27)	(27)
Common stock repurchased	—	(1)	—	—	—	(961)	—	(962)	—	(962)
Stock-based compensation	—	—	—	—	—	25	—	25	—	25
Balance at September 30, 2024	$9	$89	$1	$83	$13	$195,720	$(29,045)	$166,870	$4,457	$171,327

	Par Value
	Common Stock Class D	Common Stock Class I	Common Stock Class S	Common Stock Class E	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at June 30, 2023	$2	$30	$—	$44	$73,045	$(13,973)	$59,148	$2,182	$61,330
Net loss	—	—	—	—	—	(2,188)	(2,188)	(10)	(2,198)
Common stock issued, net of offering costs	1	14	1	12	28,600	—	28,628	—	28,628
Distributions declared on common stock	—	—	—	—	—	(1,043)	(1,043)	—	(1,043)
Distribution reinvestments	—	—	—	—	176	—	176	—	176
Distributions to non-controlling interests	—	—	—	—	—	—	—	(39)	(39)
Common stock repurchased	—	(1)	—	—	(98)	—	(99)	—	(99)
Stock-based compensation	—	—	—	—	19	—	19	—	19
Balance at September 30, 2023	$3	$43	$1	$56	$101,742	$(17,204)	$84,641	$2,133	$86,774

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statements of Changes in Equity (Unaudited)

(in thousands, except per-share data)

	Par Value
	Common Stock Class D	Common Stock Class I	Common Stock Class S	Common Stock Class E	Common Stock Class Y	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2023	$5	$54	$1	$64	$—	$122,915	$(15,679)	$107,360	$2,107	$109,467
Net loss	—	—	—	—	—	—	(7,858)	(7,858)	(46)	(7,904)
Common stock issued, net of offering costs	4	35	—	19	13	72,172	—	72,243	—	72,243
Distributions declared on common stock	—	—	—	—	—	—	(5,508)	(5,508)	—	(5,508)
Distribution reinvestments	—	1	—	—	—	1,749	—	1,750	—	1,750
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	2,432	2,432
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(36)	(36)
Common stock repurchased	—	(1)	—	—	—	(1,191)	—	(1,192)	—	(1,192)
Stock-based compensation	—	—	—	—	—	75	—	75	—	75
Balance at September 30, 2024	$9	$89	$1	$83	$13	$195,720	$(29,045)	$166,870	$4,457	$171,327

	Par Value
	Common Stock Class D	Common Stock Class I	Common Stock Class S	Common Stock Class E	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2022	$—	$1	$—	$24	$19,426	$(3,813)	$15,638	$2,308	$17,946
Net loss	—	—	—	—	—	(11,188)	(11,188)	(89)	(11,277)
Common stock issued, net of offering costs	3	43	1	32	82,005	—	82,084	—	82,084
Distributions declared on common stock	—	—	—	—	—	(2,203)	(2,203)	—	(2,203)
Distribution reinvestments	—	—	—	—	340	—	340	—	340
Contributions from non-controlling interests	—	—	—	—	—	—	—	32	32
Distributions to non-controlling interests	—	—	—	—	—	—	—	(118)	(118)
Common stock repurchased	—	(1)	—	—	(98)	—	(99)	—	(99)
Stock-based compensation	—	—	—	—	69	—	69	—	69
Balance at September 30, 2023	$3	$43	$1	$56	$101,742	$(17,204)	$84,641	$2,133	$86,774

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(7,904)	$(11,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,078	6,044
Amortization of above-market leases	238	59
Amortization of below-market leases	(147)	(89)
Amortization of deferred financing costs	274	570
Stock-based compensation	75	69
Realized gain/(loss) on sale of real estate-related and other securities and derivative instruments	(391)	654
Unrealized loss on real estate-related and other securities and derivative instruments	909	129
Redemption value adjustment on mandatorily redeemable instruments	2,613	4,138
Change in assets and liabilities:
Increase in other assets	(1,511)	(280)
Increase in due to affiliates	2,669	3,212
Increase/(decrease) in accounts payable, accrued expenses and other liabilities	446	(2,307)
Net cash provided by operating activities	4,349	922

Cash flows from investing activities:
Acquisitions of real estate	(69,652)	(67,312)
Capital improvements on real estate	(1,021)	(891)
Origination of real estate debt	(62,400)	—
Deposits on real estate acquisitions	—	(3,054)
Return of deposits on real estate acquisition	—	1,800
Variation margin proceeds (payments)	23	(249)
Proceeds from real estate-related and other securities	840	4,438
Purchases of real estate-related and other securities	(885)	(5,332)
Net cash used in investing activities	(133,095)	(70,600)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs paid	73,952	82,869
Repurchase of common stock	(503)	(99)
Proceeds from issuance of mandatorily redeemable instruments	—	47,157
Contributions from non-controlling interests	10	—
Distributions paid on common stock	(3,504)	(1,551)
Distributions to non-controlling interests	(36)	(86)
Repayments of credit facility	—	(40,200)
Payment of deferred financing costs on secured credit facility	—	(29)
Proceeds from mortgage notes	10,000	—
Proceeds from repurchase facility	46,800	—
Principal repayments of mortgage notes	(379)	(366)
Payment of deferred financing costs on mortgage notes and repurchase facility	(185)	(7)
Net cash provided by financing activities	126,155	87,688

Net change in cash, cash equivalents and restricted cash:	(2,591)	18,010
Cash, cash equivalents and restricted cash, at the beginning of the period	32,683	5,788
Cash, cash equivalents and restricted cash, at the end of the period	$30,092	$23,798

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$29,425	$23,601
Restricted cash	667	197
Total cash, cash equivalents and restricted cash	$30,092	$23,798

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,854	$5,274

Supplemental disclosure of non-cash investing and financing activities:
Assumption of working capital in conjunction with acquisition of real estate	$108	$1,568
Accrued loan and offering costs due to affiliate	$1,391	$792
Accrued distributions	$253	$312
Distribution re-investments	$1,751	$340
Reclassification of deposits on real estate to investments in real estate, net	$9,072	$6,748
Accrued stockholder servicing fee due to affiliate	$933	$37
Non-controlling interest deemed contributions to investment in real estate, net	$2,422	$—
Accrued redemptions	$689	$—

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2024

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

As of September 30, 2024, the Company owned seven real estate properties consisting of three multifamily properties, two industrial properties, one single-family rental property and one retail property. The Company also has two real estate debt investments and an investment in U.S. Treasury bills. The Company currently operates in five reportable segments: multifamily, industrial, single-family rental, retail and investments in real estate debt, real estate-related and other securities. See Note 15 for a description of the Company's segment reporting.

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

Pursuant to a separate private offering whose commitments have been fully called, as of September 30, 2024, the Company had sold $67.9 million in Class E shares and $94.2 million in Class E units of the Operating Partnership (“Class E units”), including 0.5 million Class E shares and 9.0 million Class E units purchased by JPMIM (collectively, the “Initial Capitalization”). In addition, as of September 30, 2024, the Company sold $3.3 million in Class E shares to employees of the Adviser.

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

On April 16, 2024, the Company filed Articles Supplementary to the Charter pursuant to which the Company reclassified and designated 0.5 billion authorized but unissued Class X shares as shares of a new Class X common stock, $0.01 par value per share, and fixed the preferences, rights, powers, restrictions, limitations, qualifications, terms and conditions of the newly designated Class X shares.

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

Certain amounts on the Company’s Consolidated Statements of Changes in Equity for the nine months ended September 30, 2023 have been reclassified to conform to the current period presentation. Such reclassification has no effect on previously reported totals or subtotals on the Consolidated Statements of Changes in Equity.

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

There is no other comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023, resulting in comprehensive loss equaling net loss. Accordingly, the statement of other comprehensive income (loss) is not presented.

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

Each of the Company’s joint ventures is considered to be a VIE. The Company consolidated these entities because it has the ability to direct the most significant activities of the joint venture. The total assets and liabilities of the Company’s consolidated VIEs were $178.6 million and $87.0 million and $129.2 million and $86.9 million as of September 30, 2024 and December 31, 2023, respectively. Such amounts are included on the Company’s Consolidated Balance Sheets.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, cash held in money market funds and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company held $29.4 million in cash and cash equivalents as of September 30, 2024 and $32.5 million in cash and cash equivalents as of December 31, 2023 (see Note 9).

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

The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. The Company also considers an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals.

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

The Company’s management reviews the Company’s real estate properties for impairment when there is an event or change in circumstances that indicates an impaired value. Since cash flows on real estate properties considered to be "long-lived assets to be held and used" are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. If the Company determines that an impairment has occurred, the affected assets must be reduced to their estimated fair value. During the three and nine months ended September 30, 2024 and 2023, no such impairments occurred.

Investments in Real Estate Debt

The Company’s investments in real estate debt consisted of a Commercial Mortgage Loan and a Mezzanine Loan (both defined below) secured by real estate. The Company elected the FVO for its real estate debt investments. As such, the resulting unrealized gains and losses of such loans are recorded as a component of income from investments in real estate debt on the Company’s Consolidated Statements of Operations. No unrealized gain or loss was recognized for the three and nine months ended September 30, 2024 and 2023.

Interest income from the Company’s investments in real estate debt is recognized over the life of each investment using the effective interest method and is recorded on the accrual basis. Recognition of premiums and discounts associated with these investments is deferred and recorded over the term of the investment as an adjustment to yield. Upfront costs and fees related to items for which the FVO is elected are recognized in earnings as incurred and are not deferred. Interest income, upfront costs and fees are recorded as a component of income from investments in real estate debt on the Company’s Consolidated Statements of Operations.

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

Mandatorily Redeemable Instruments

The Company reports its mandatorily redeemable Class E shares and Class E units (collectively the "Mandatorily Redeemable Instruments") as a liability on its Consolidated Balance Sheets at JPMIM’s cash redemption value. JPMIM’s cash redemption value is determined based on the Company's NAV per Class E share or Class E unit as of the Company's balance sheet date. For purposes of determining the Company's NAV, the Company's investments in real estate are recorded at fair value based on third-party valuations prepared by licensed appraisers in accordance with standard industry practice. These fair value estimates of the Company's investments in real estate are particularly important as they are used for the calculation of NAV, which determines the adjustment to the carrying value of the Company's Mandatorily Redeemable Instruments. Significant differences in the fair value of the Company's Mandatorily Redeemable Instruments may result from changes in market conditions that cause the Company's NAV, and thus JPMIM’s redemption value, to increase or decrease during the period and are recorded as a component of mandatorily redeemable instruments interest cost on the Company's Consolidated Statements of Operations. Distributions declared on the Mandatorily Redeemable Instruments are recorded as a component of mandatorily redeemable instruments interest cost on the Company's Consolidated Statements of Operations. Declared but unpaid distributions as of September 30, 2024 and December 31, 2023, were recorded as a liability within accounts payable, accrued expenses and other liabilities on the Company's Consolidated Balance Sheets.

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

Certain of the Company’s investments in real estate debt that consist of loans secured by real estate, such as the Commercial Mortgage Loan and the Mezzanine Loan, are unlikely to have readily available market quotations. In such cases, the Company will generally determine the initial value based on the origination amount or acquisition price of the investment if acquired by the Company or the par value of the investment if originated by the Company. Following the initial measurement, the Company will determine fair value by utilizing or reviewing certain of the following inputs: (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios and (vii) borrower financial condition and performance.

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

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$—	$79,225	$79,225	$—	$—	$16,825	$16,825
Investments in real estate-related and other securities	478	—	—	478	416	—	—	416
Treasury note futures contracts(1)	—	—	—	—	22	—	—	22
Total	$478	$—	$79,225	$79,703	$438	$—	$16,825	$17,263

Liabilities:
Mandatorily Redeemable Instruments	$—	$—	$104,366	$104,366	$—	$—	$101,753	$101,753
Treasury note futures contracts(2)	88	—	—	88	—	—	—	—
Interest rate swap(2)	—	432	—	432	—	—	—	—
Total	$88	$432	$104,366	$104,886	$—	$—	$101,753	$101,753

(1) Included in other assets, net on the Company's Consolidated Balance Sheets.

(2) Included in accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Real Estate Debt (asset)	Mandatorily Redeemable Instruments (liability)
Balance at December 31, 2023	$16,825	$101,753
Additions	62,400	—
Distributions declared	—	3,224
Reclassify to distributions payable/paid	—	(3,224)
Redemption value adjustment	—	2,613
Balance at September 30, 2024	$79,225	$104,366

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	September 30, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted - Average Rate	Impact to Valuation from an Increase in Input
Assets:
Investments in real estate debt	$79,225	Discounted cash flow	Market credit spread	SOFR(1) + 3.20%	Decrease

Liabilities:
Mandatorily Redeemable Instruments(2)	$104,366	Discounted cash flow	Discount rate/ Exit capitalization rate/Market yield	7.50%/ 5.75%/ 3.02%	Decrease

(1) "SOFR" refers to the Secured Overnight Financing Rate which was 4.85% at September 30, 2024.

(2) Mandatorily Redeemable Instruments are carried at the NAV of the Class E units and Class E shares, which is determined monthly in accordance with the Company's valuation guidelines.

Valuation of assets and liabilities not measured at fair value

The fair value of the Company’s financial instruments (other than mortgage notes and the Repurchase Facility), including cash and cash equivalents and other financial instruments, approximate their carrying or contract value. The fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value on the Consolidated Balance Sheets:

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage notes(1)	$124,967	$125,026	$115,346	$113,516
Repurchase facility(1)	46,800	46,800	—	—
Total	$171,767	$171,826	$115,346	$113,516

(1) Carrying value excludes deferred financing costs and discounts.

Deposits on Real Estate

Deposits paid on real estate purchase contracts are recorded and classified as deposits on real estate on the Company’s Consolidated Balance Sheets until the related real estate purchase is completed. Deposits are reclassified as a component of real estate at the time the deposit is used to offset the acquisition price of the real estate based on the terms of the underlying agreement. To the extent a deposit is non-refundable and the real estate purchase is terminated, the deposit is expensed to other income (expense), net on the Consolidated Statements of Operations. No deposits were written off during the three and nine months ended September 30, 2024 and 2023.

Deferred Charges

The Company’s deferred charges include financing and leasing costs. Deferred financing costs include legal, structuring and other loan costs incurred by the Company for its financing agreements. Deferred financing costs related to the Company’s mortgage notes, as well as financing costs related to the Repurchase Facility, are recorded as an offset to the related liability and amortized over the term of the applicable financing instruments as interest expense. Deferred financing costs related to the Credit Facility (Note 8) are recorded as a component of other assets on the Company’s Consolidated Balance Sheets and amortized over the term of the applicable financing agreement. Deferred leasing costs incurred in connection with a new lease, consisting primarily of brokerage and legal fees, are recorded as a component of other assets on the Company’s Consolidated Balance Sheets and amortized over the term of the related lease.

Income Taxes

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”), effective January 1, 2023. The Company qualified for taxation as a REIT and generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even though the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

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

The Adviser advanced the Company’s organization and offering costs (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through July 22, 2024, which marked the second anniversary of the commencement of the Offering. Commencing on July 22, 2024, the Company began reimbursing the Adviser for all such advanced costs ratably over a 60-month period.

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

Class E shares issued in the Initial Capitalization

The Class E shares issued in the Initial Capitalization are not eligible for repurchase pursuant to the share repurchase plan. Such Class E shares will only be eligible for repurchase following the earlier to occur of (i) July 22, 2025, which is the third anniversary of the date the Company commenced the Offering, and (ii) the date that the Company’s aggregate NAV is at least $1.5 billion. Following such period, holders of Class E shares (other than the Class E shares purchased by JPMIM as part of the Initial Capitalization, which are subject to special terms discussed below in the JPMIM mandatory Class E repurchases section) may request that the Company repurchase their Class E shares on a monthly basis. The Company will repurchase Class E shares at a price per share equal to the most recently determined NAV per Class E share as of the repurchase date.

The aggregate amount of Class E shares issued in the Initial Capitalization that the Company is required to repurchase in any month will be limited to an amount equal to any remaining availability for share repurchases pursuant to the terms and conditions of the share repurchase plan, after the Company has fulfilled all repurchase requests submitted pursuant to the share repurchase plan. In addition, the Company will not repurchase any Class E shares during any period that the share repurchase plan has been suspended.

The Class E shares issued in the Initial Capitalization are not eligible for repurchase pursuant to the share repurchase plan. However, the Class E shares that the Company issues to employees or affiliates of J.P. Morgan in a private offering and Class E shares issued to the Company’s independent directors in connection with their compensation are eligible for repurchase pursuant to the share repurchase plan in the same manner as publicly offered shares.

Class E and Class I shares issued in a private offering of Class E and Class I shares

The Class E and Class I shares issued in a private offering of Class E and Class I shares are not eligible for repurchase pursuant to the share repurchase plan until the earlier to occur of (i) July 22, 2025, which is the third anniversary of the date that the Company commenced the Offering, and (ii) the date that the Company’s aggregate NAV is at least $1.5 billion. Following such period, holders of Class E and Class I shares purchased in a private offering of Class E and Class I shares may request that the Company repurchase their Class E and Class I shares on a monthly basis, provided that such holders request that the Company repurchase an equal dollar amount of Class E and Class I shares, and subject to the terms and limitations set forth in the share repurchase plan. The Company will repurchase Class E and Class I shares at a price per share equal to the most recently determined NAV per Class E and Class I share, respectively, as of the repurchase date.

Class E shares issued in a private offering of Class E shares

On or after January 1, 2030, holders of Class E shares acquired in a private offering of Class E shares may on a monthly basis request that the Company repurchase a portion of their Class E shares acquired in such offering pursuant to the share repurchase plan, subject to the terms and limitations set forth in the share repurchase plan.

JPMIM mandatory Class E repurchases

JPMIM has agreed to hold all the Class E shares and Class E units it purchases pursuant to JPM Initial Capitalization until the earlier of (i) the first date that the Company’s NAV reaches $1.5 billion and (ii) July 22, 2025, which is three years from the commencement of the Offering. Following such date, each month the Company will repurchase, without further action by JPMIM, a number of Class E shares or Class E units from JPMIM in an amount equal to the amount available under the share repurchase plan’s 2% monthly and 5% quarterly caps after satisfying repurchase requests from investors who purchase shares pursuant to the Offering and any other holders of shares that are otherwise subject to repurchase under the share repurchase plan, until such time as the JPM Initial Capitalization has been fully repurchased; provided, that the number of shares subject to each JPM Mandatory Repurchase may be reduced where other holders of Class E shares that were issued pursuant to the Initial Capitalization and are not subject to repurchase under the share repurchase plan request repurchase of their shares, in which case the Class E shares held by JPMIM and such other investors will be repurchased on a pro rata basis based on their respective percentage ownership in the Company immediately prior to such repurchase (not to exceed an aggregate number of shares equal to the amount available under the share repurchase plan’s 2% monthly and 5% quarterly caps). Notwithstanding the foregoing, the Company will not effect any JPM Mandatory Repurchase during any month in which the full amount of all shares requested to be repurchased by stockholders other than JPMIM under the share repurchase plan is not repurchased or when the share repurchase plan has been suspended.

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

Earnings Per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock and common stock equivalents outstanding (unless their effect is anti-dilutive) for the period. For the three and nine months ended September 30, 2024 and 2023, unvested Class E shares awarded to the Company's independent directors are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive. There were no other potentially dilutive, unissued common shares for the three and nine months ended September 30, 2024 and 2023. The weighted-average number of shares of common stock outstanding is identical for both basic and diluted shares.

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

4. Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	September 30, 2024	December 31, 2023
Building and building improvements	$249,662	$201,033
Land and land improvements	101,530	76,912
Furniture, fixtures and equipment	3,880	3,265
Total	355,072	281,210
Accumulated depreciation	(11,495)	(5,737)
Investments in real estate, net	$343,577	$275,473

Acquisitions

On December 1, 2023, the Company entered into a purchase and sale agreement to acquire a single-family rental residential community under development (“Fiore”) located within the Sarasota, Florida metropolitan area. Fiore contains 126 three-bedroom townhomes, all with high-end unit finishes and community amenities, including a pool and dog park. The total purchase price was approximately $45.4 million, exclusive of closing costs. Upon execution of the purchase and sale agreement, the Company was obligated to deliver a cash deposit in the amount of $9.1 million to be held in escrow. A portion of the deposit was applied towards the purchase price for each closing beginning with the second closing. While Fiore was under development, townhomes were conveyed on a rolling basis in multiple tranches containing approximately 18-36 townhomes per closing. On December 15, 2023, the Company closed on the initial tranche of 36 townhomes for $13.1 million, inclusive of closing costs. On February 26, 2024, the Company closed on the second tranche of 36 townhomes for $13.1 million, inclusive of closing costs. On April 24, 2024, June 25, 2024 and September 10, 2024, the Company closed on the third, fourth and fifth and final tranches, respectively, each consisting of 18 townhomes for a total purchase price of $19.6 million, inclusive of closing costs.

On May 15, 2024, the Company acquired a 95% interest in a 99,837-square foot, 100% leased, Class A grocery-anchored shopping center (“Shops at Grand Avenue”) in the Maspeth neighborhood of Queens, NY. The total purchase price was $48.3 million, exclusive of closing costs. The net purchase price paid by the Company was $46.1 million, inclusive of closing costs.

The following table provides details of the properties acquired during the nine months ended September 30, 2024 ($ in thousands):

Property Type	Purchase Price(1)	Number of Transactions	Number of Properties	Sq. Ft. (in thousands)/Units
Single-family rental property(2)	$32,768	4	1	90 units
Retail	48,878	1	1	100 sq. ft.
Total	$81,646	5	2

(1) Purchase price is inclusive of acquisition-related costs.

(2) The 90 Fiore townhomes acquired in the nine months ended September 30, 2024 and the 36 Fiore townhomes acquired in 2023 are included as a single property.

The following table details the purchase price allocation for the properties acquired during the nine months ended September 30, 2024 ($ in thousands):

Amount
Building and building improvements	$47,760
Land and land improvements	24,603
Furniture, fixtures and equipment	554
In-place lease intangibles	9,921
Above-market lease intangibles	137
Below-market lease intangibles	(1,329)
Total purchase price	81,646
Other acquisition costs	(459)
Deposit applied	(9,072)
Non-controlling interest deemed contributions	(2,422)
Net purchase price	$69,693

5. Investments in Real Estate Debt

The following table details the Company’s investments in real estate debt ($ in thousands):

					September 30, 2024		December 31, 2023
Real Estate Debt	Number of Positions	Credit Rating	Coupon	Maturity Date	Cost Basis	Fair Value	Cost Basis	Fair Value
Mezzanine Loan	1	Not Rated	SOFR(1) + 5.22%	September 9, 2025	$16,825	$16,825	$16,825	$16,825
Commercial Mortgage Loan	1	Not Rated	SOFR(1) + 2.65%	September 5, 2026	62,400	62,400	—	—
Total investments in real estate debt	2				$79,225	$79,225	$16,825	$16,825

(1)SOFR was 4.85% and 5.35% on September 30, 2024 and December 31, 2023, respectively.

On September 2, 2022, the Company acquired a $26.8 million mezzanine loan (the "Mezzanine Loan") and, concurrent with the acquisition, sold a $10 million pari passu participation interest to an affiliate of the Adviser. The sale of the participating interest met the criteria to be classified as an accounting sale, and not a financing, as the Company did not retain a controlling interest in the loan. The loan financed the acquisition of a garden-style multifamily property located in Murfreesboro, Tennessee. The Mezzanine Loan is an interest-only loan and was fully funded as of the acquisition date. The Mezzanine Loan had a stated maturity of September 7, 2024, which included up to three one-year extension options at the borrower’s request. On September 9, 2024, the borrower extended the Mezzanine Loan to September 9, 2025.

On August 26, 2024, the Company closed on a $62.4 million commercial mortgage loan (the “Commercial Mortgage Loan”) to finance the acquisition of Satori West Ashley, a 297-unit multifamily property located in Charleston, South Carolina. The Commercial Mortgage Loan has a stated maturity of September 5, 2026 and includes up to three one-year extension options. The Commercial Mortgage Loan was financed using proceeds from the Repurchase Facility (see Note 8).

The following table details the amounts recognized for the Company's investments in real estate debt ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$1,527	$450	$2,424	$1,293
Other income (expense), net	(3)	(3)	(9)	(6)
Total income from investments in real estate debt	$1,524	$447	$2,415	$1,287

6. Investments in Real Estate-Related and Other Securities

The following table details the Company’s investments in real estate-related and other securities ($ in thousands):

			September 30, 2024			December 31, 2023
Real Estate-Related and Other Securities	Coupon	Maturity Date	Face Amount	Cost Basis	Fair Value	Face Amount	Cost Basis	Fair Value
U.S. Treasury(1)	N/A	March 14, 2024	$—	$—	$—	$420	$409	$416
U.S. Treasury(1)	N/A	October 29, 2024	480	472	478	—	—	—
Total real estate-related and other securities			$480	$472	$478	$420	$409	$416

(1) Includes $0.5 million of securities pledged as collateral related to the Treasury note futures contracts.

The following table details the amounts recognized for the Company's investments in real estate-related and other securities ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$7	$76	$18	$208
Unrealized gain	—	260	—	80
Realized loss	—	(654)	—	(654)
Total income (loss) from investments in real estate-related and other securities	$7	$(318)	$18	$(366)

7. Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities, not fully amortized, consisted of the following ($ in thousands):

	September 30, 2024	December 31, 2023
Intangible assets:
In-place lease intangibles	$17,928	$8,007
Above-market lease intangibles	2,174	2,037
Total intangible assets	20,102	10,044
Accumulated amortization:
In-place lease amortization	(1,848)	(543)
Above-market lease amortization	(370)	(132)
Total accumulated amortization	(2,218)	(675)
Intangible assets, net	$17,884	$9,369
Intangible liabilities:
Below-market lease intangibles	$(3,159)	$(1,830)
Accumulated amortization:
Below-market lease amortization	293	146
Intangible liabilities, net	$(2,866)	$(1,684)

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of September 30, 2024 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Below-market Lease Intangibles
2024 (remaining)	$617	$86	$(69)
2025	2,412	330	(274)
2026	2,371	320	(274)
2027	2,328	320	(274)
2028	2,070	289	(273)
Thereafter	6,282	459	(1,702)
Total	$16,080	$1,804	$(2,866)

The in-place lease intangible amortization is recorded in depreciation and amortization while the above-market and below-market intangible amortization are recorded in rental revenue on the Company's Consolidated Statements of Operations.

The weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles and below-market lease intangibles for the properties acquired during the nine months ended September 30, 2024 were 8.0 years, 3.1 years and 10.2 years, respectively.

8. Mortgage Notes, Credit Facility and Repurchase Facility

Mortgage notes

The following is a summary of the mortgage notes secured by the Company’s properties ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	September 30, 2024	December 31, 2023
Caroline West Gray	5.44%	12/1/2029	$45,911	$45,911
Caroline Post Oak	5.44%	12/1/2029	40,528	40,528
Coda on Centre	4.28%	5/1/2029	28,528	28,907
6200 Bristol(1)	SOFR + 2.05%	4/1/2029	10,000	—
Total loans secured by real estate			124,967	115,346
Deferred financing costs, net			(1,203)	(1,030)
Mortgage discount, net			(637)	(739)
Mortgage notes, net			$123,127	$113,577

(1) The Company entered into a non-hedge interest rate swap on April 2, 2024, which fixed the rate at 6.26%.

On April 2, 2024, a wholly owned subsidiary of the Company closed on a five year, $10.0 million loan secured by 6200 Bristol. The loan carries an interest rate of SOFR plus 2.05%. In conjunction with the loan transaction, the Company entered into an interest rate swap which fixed the interest rate at 6.26%.

The following table details the future principal payments due under the Company’s mortgage notes as of September 30, 2024 ($ in thousands):

Year	Mortgage Notes
2024 (remainder)	$131
2025	536
2026	560
2027	585
2028	635
Thereafter	122,520
Total future principal payments	$124,967

Credit Facility

During the year ended December 31, 2022, the Company, as initial guarantor, and the Operating Partnership, as initial borrower, entered into a credit agreement (“Credit Facility”) with U.S. Bank National Association (“U.S. Bank”). The Credit Facility provided for aggregate commitments of up to $65 million for secured revolving loans and letter of credit issuances, with an accordion feature pursuant to which the Operating Partnership may increase the aggregate commitments up to $150 million, subject to the satisfaction of certain conditions.

On August 25, 2023, the Credit Facility was amended to (i) extend the maturity date to August 29, 2024, (ii) decrease the aggregate commitments from up to $65 million to up to $8 million and (iii) increase the applicable margin to 2.45%. All other material terms of the Credit Facility remain the same.

Effective March 12, 2024, the Company executed and delivered a Facility Reduction Request (the "Facility Reduction Request") requesting a decrease in the maximum commitments of the Credit Facility to $0.0 million. The delivery of the Facility Reduction Request permanently reduced the aggregate commitments available under the Credit Facility. As of December 31, 2023, there was no outstanding balance under the Credit Facility. The Credit Facility terminated at maturity on August 29, 2024.

Repurchase Facility

On August 22, 2024, certain indirect subsidiaries of the Company (the “Sellers”) entered into a Master Repurchase Agreement (the “Repurchase Facility”) with U.S. Bank National Association (the “Buyer”). The Repurchase Facility provides for a maximum aggregate purchase price of $150 million and has a three-year term plus two, one-year extension options. Subject to the terms and conditions thereof, the Repurchase Facility provides for the purchase, sale and repurchase of senior mortgage loans and participation interests in performing senior mortgage loans satisfying certain conditions set forth in the Repurchase Facility.

Advances under the Repurchase Facility accrue interest at a per annum rate equal to the Term SOFR Base Rate (as defined in the Repurchase Facility) for a one-month period plus a margin as agreed upon by the Buyer and Seller for each transaction. The Repurchase Facility contains affirmative and negative covenants and provisions regarding events of default that are normal and customary for similar repurchase facilities. The Operating Partnership has agreed to provide a limited guarantee of the obligations of the Sellers under the Repurchase Facility.

Borrowings from the Repurchase Facility were used to originate the Commercial Mortgage Loan (see Note 5).

The Company’s borrowings from the Repurchase Facility as of September 30, 2024 are detailed in the following table ($ in thousands):

	Maximum Facility Size	Borrowings Outstanding	Interest Rate	Maturity Date
Repurchase Agreement	$150,000	$46,800	SOFR(1) + 1.80%	8/22/2027
Less: Unamortized deferred financing costs		(470)
	$150,000	$46,330

(1) SOFR was 4.85% and 5.35% on September 30, 2024 and December 31, 2023, respectively.

The following table details the future principal payments due under the Company’s Repurchase Facility as of September 30, 2024 ($ in thousands):

Year	Secured financings
2024 (remainder)	$—
2025	—
2026	—
2027	46,800
2028	—
Thereafter	—
Total future principal payments	$46,800

The Company is subject to various financial and operational covenants under certain of its mortgage notes and the Repurchase Facility. These covenants require the Company to maintain certain financial ratios, which may include leverage, debt yield, and debt service coverage, among others. As of September 30, 2024, the Company was in compliance with all of its loan covenants that could result in a default under such agreements.

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

The Adviser and certain of its Affiliates receive fees and compensation in connection with the ongoing management of the assets of the Company. The Adviser is paid a management fee equal to 1.00% of NAV per annum for Class D, Class I, Class S and Class T shares and 0.75% of NAV per annum for Class X and Class Y shares, payable monthly. The management fee is paid, at the Adviser’s election, in cash, Class E shares, or Class E Operating Partnership units. The Class E shares are not subject to the management fee. The Adviser waived its management fee through December 31, 2022. For the three and nine months ended September 30, 2024, the Company incurred management fees of $0.3 million and $0.7 million, respectively. For the three and nine months ended September 30, 2023, the Company incurred management fees of $0.1 million and $0.2 million, respectively.

The Company, as general partner, and the Special Limited Partner entered into the Limited Partnership Agreement of the Operating Partnership on June 3, 2022, which was amended and restated on September 20, 2022, and November 13, 2023.

The Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership equal to (i) 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined in the Operating Partnership limited partnership agreement) with respect to Class D, I, S, and T units of the Operating Partnership and (ii) 10.0% of the annual Class X and Y Total Return, subject to a 7% Class X and Y Hurdle Amount and a Class X and Y High-Water Mark, with a 50% Class X and Y Catch-Up (each term as defined in the Operating Partnership limited partnership agreement) with respect to Class X units of the Operating Partnership and Class Y units of the Operating Partnership, respectively. Such allocation is measured on a calendar year basis, made quarterly and accrued monthly. The performance participation interest is not paid on the Class E shares and Class E Operating Partnership units. For the three and nine months ended September 30, 2024, the Company incurred $0.2 million and $0.6 million relating to the performance participation allocation, respectively. For the three and nine months ended September 30, 2023, the Company incurred $0.1 million and $0.2 million relating to the performance participation allocation, respectively.

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

On November 13, 2023, in connection with the private offering of Class Y shares, the Company entered into an engagement letter (the “Class Y Participating Dealer Agreement”) with the Dealer Manager, the Adviser and an affiliate of the Adviser (the “Participating Dealer”), which authorized the distribution by the Participating Dealer. Pursuant to the Class Y Participating Dealer Agreement, the Dealer Manager will reallow all or a portion of the upfront selling commissions and stockholder servicing fees payable with respect to the shares sold by the Participating Dealer.

On September 27, 2024, in connection with the private offering of Class E shares, the Company entered into an engagement letter (the “Class E Participating Dealer Agreement”) with the Dealer Manager, the Adviser and the Participating Dealer, which authorized the distribution by the Participating Dealer. Pursuant to the Class E Participating Dealer Agreement, the Adviser intends to pay the Participating Dealer a fee for such distribution services in an amount and subject to terms to be agreed between the Adviser and the Participating Dealer.

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

The Dealer Manager also receives a stockholder servicing fee of 0.25%, 0.85% and 0.85% per annum of the aggregate NAV of the Company’s outstanding Class D shares, Class S shares and Class T shares, respectively. The Company will cease paying the stockholder servicing fee with respect to any Class D share, Class S share and Class T share sold in the primary offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such share would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such share (including the gross proceeds of any shares issued under the distribution reinvestment plan with respect thereto). At the end of such month, such Class D share, Class S share or Class T share (and any shares issued under the distribution reinvestment plan with respect thereto) will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV of such share. The Company will accrue the cost of the lifetime stockholder servicing fee as an offering cost at the time each Class D, Class S and Class T share is sold during the primary offering. The Company’s obligations to pay stockholder servicing fees with respect to the Class D, Class S and Class T shares distributed in the Offering will survive until such shares are no longer outstanding (including because such shares converted into Class I shares). As of September 30, 2024, the Company had accrued stockholder servicing fees of $1.0 million. Stockholder servicing fees are recorded as a component of due to affiliates on the Company’s Consolidated Balance Sheets.

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

As of December 31, 2023, the Company had sold 9.0 million Class E Operating Partnership units and 0.5 million Class E shares to the Adviser for an aggregate purchase price of $94.2 million and $5.8 million, respectively (see Note 13). During the three and nine months ended September 30, 2024, the Company did not sell any Class E Operating Partnership units or Class E shares to the Adviser (see Note 2). Class E units and Class E shares sold to the Adviser as part of the Initial Capitalization are recorded as Mandatorily Redeemable Instruments on the Company’s Consolidated Balance Sheets (see Note 13). The distribution payable for Mandatorily Redeemable Instruments was $0.4 million as of September 30, 2024.

On September 2, 2022, the Company acquired a $26.8 million Mezzanine Loan and, concurrent with the acquisition, sold a $10.0 million pari passu participation interest to an affiliate of the Adviser (see Note 5).

In May 2023, the Company began to invest in a money market fund managed by an affiliate of the Adviser. As of September 30, 2024, included in cash and cash equivalents, is $25.6 million invested in the money market fund.

Due to Affiliates

The following table details the components of due to affiliates ($ in thousands):

	September 30, 2024	December 31, 2023
Organization and offering costs	$7,243	$6,648
Operating expenses	10,620	7,935
Accrued performance participation allocation	592	—
Management fee	94	100
Stockholder servicing fee	969	36
Total	$19,518	$14,719

Organization and offering costs

The Adviser has advanced $7.2 million and $6.7 million of organization and offering costs (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through September 30, 2024 and December 31, 2023, respectively. Pursuant to the Advisory Agreement, the Adviser advanced all such costs on behalf of the Company through July 22, 2024, which marked the second anniversary of the Offering. Commencing on July 22, 2024, the Company began reimbursing the Adviser for all such advanced costs ratably over a 60-month period. During the three and nine months ended September 30, 2024, the Company reimbursed $0.3 million to the Adviser.

Operating expenses

The Adviser has advanced $10.6 million and $7.9 million of operating expenses on the Company’s behalf as of September 30, 2024 and December 31, 2023, respectively. Pursuant to the Advisory Agreement, the Company will reimburse the Adviser for all advanced operating expenses ratably over the 60 months starting the earlier of (i) the first date that the Company’s NAV reaches $500 million and (ii) December 31, 2024.

10. Other Assets and Liabilities

The following table summarizes the components of other assets ($ in thousands):

	September 30, 2024	December 31, 2023
Tenant receivables	$461	$221
Acquisition costs	—	146
Prepaid expenses	748	170
Interest receivable	428	114
Straight-line rent receivable	763	342
Other	16	73
Total	$2,416	$1,066

The following table summarizes the components of accounts payable, accrued expenses and other liabilities ($ in thousands):

	September 30, 2024	December 31, 2023
Real estate taxes payable	$643	$—
Accrued expenses	2,366	1,214
Accounts payable	54	152
Distributions payable(1)	1,080	832
Tenant security deposits	642	1,405
Other	1,353	101
Total	$6,138	$3,704

(1) Included in distributions payable is $0.4 million and $0.4 million as of September 30, 2024 and December 31, 2023, respectively, relating to distributions declared on Class E units and Class E shares held by the Adviser.

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

The following table details the components of operating lease income from the Company's retail and industrial properties ($ in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed lease payments	$2,016	$958	$4,684	$1,401
Total fixed lease payments	$2,016	$958	$4,684	$1,401

The following table presents the future minimum rents the Company expects to receive from its retail and industrial properties as of September 30, 2024 ($ in thousands).

Year	Amount
2024 (remainder)	$2,026
2025	8,130
2026	8,272
2027	8,386
2028	8,171
Thereafter	28,929
Total	$63,914

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

As of September 30, 2024, in accordance with the Charter, the Company had authority to issue 5.5 billion shares, consisting of the following (shares in thousands):

Classification	Number of Shares	Par Value
Class D Shares	600,000	$0.01
Class I Shares	1,500,000	0.01
Class S Shares	1,000,000	0.01
Class T Shares	600,000	0.01
Class E Shares	600,000	0.01
Class X Shares	500,000	0.01
Class Y Shares	600,000	0.01
Preferred Stock	100,000	0.01
Total	5,500,000

Common Stock

The following tables detail the movement in the Company’s outstanding shares of common stock (in thousands). There were no outstanding Class T or Class X shares as of September 30, 2024:

	Three Months Ended September 30, 2024
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y	Total
Beginning balance, June 30, 2024:	806	7,726	55	—	7,869	—	944	17,400
Common stock issued	126	1,263	1	—	468	—	360	2,218
Common stock repurchased	(7)	(84)	—	—	(2)	—	—	(93)
Ending balance, September 30, 2024	925	8,905	56	—	8,335	—	1,304	19,525

	Nine Months Ended September 30, 2024
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y	Total
Beginning balance, December 31, 2023:	504	5,397	54	—	6,407	—	—	12,362
Common stock issued	433	3,610	2	—	1,930	—	1,304	7,279
Common stock repurchased	(12)	(102)	—	—	(2)	—	—	(116)
Ending balance, September 30, 2024	925	8,905	56	—	8,335	—	1,304	19,525

There was no outstanding preferred stock as of September 30, 2024 and December 31, 2023, respectively.

Share repurchases

The Company repurchased shares of its common stock for $1.0 million and $1.2 million during the three and nine months ended September 30, 2024, respectively. The Company had no unfilled repurchase requests during the three months ended September 30, 2024. See Note 3 “— Share Repurchases” for a discussion of the share repurchase plan.

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

The following tables detail the aggregate distributions declared for shares of each applicable class of common stock:

	Three Months Ended September 30, 2024
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y
Aggregate gross distributions declared per share of common stock	$0.1125	$0.1125	$0.1125	$—	$0.1125	$—	$0.1125
Stockholder servicing fee per share of common stock(1)	—	—	(0.0229)	—	—	—	(0.0231)
Net distributions declared per share of common stock	$0.1125	$0.1125	$0.0896	$—	$0.1125	$—	$0.0894

	Nine Months Ended September 30, 2024
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y
Aggregate gross distributions declared per share of common stock	$0.3375	$0.3375	$0.3375	$—	$0.3375	$—	$0.3375
Stockholder servicing fee per share of common stock(1)	—	—	(0.0681)	—	—	—	(0.0686)
Net distributions declared per share of common stock	$0.3375	$0.3375	$0.2694	$—	$0.3375	$—	$0.2689

(1) Stockholder servicing fees only apply to Class D, Class S, Class T and Class Y shares. For purposes of NAV, the Company recognizes the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, the Company accrues the lifetime cost of the stockholder servicing fee as an offering cost at the time Class D, Class S, Class T and Class Y shares are sold. The stockholder servicing fee on Class D shares was waived as of September 30, 2024, and the NAV attributable to current holders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity. As of September 30, 2024, the Company had accrued stockholder servicing fees of $1.0 million.

13. Mandatorily Redeemable Instruments

As of December 31, 2023, the Company had sold 9.0 million Class E Operating Partnership units and 0.5 million Class E shares to the Adviser for an aggregate purchase price of $94.2 million and $5.8 million, respectively. During the three and nine months ended September 30, 2024, the Company did not sell any Class E Operating Partnership units or Class E shares to the Adviser (see Note 2).

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

The Class E units and Class E shares held by JPMIM and purchased pursuant to the Initial Capitalization are mandatorily redeemable, and only subject to delays to the continuous obligation to ultimately redeem the instruments once sufficient availability exists under share repurchase agreements. Therefore, the Mandatorily Redeemable Instruments held by JPMIM are classified as a liability pursuant to Topic 480 — Distinguishing Liabilities from Equity and are presented as Mandatorily Redeemable Instruments at the initial funding amount received, which is equivalent to fair value at the issuance dates. Subsequently, the Mandatorily Redeemable Instruments are carried at their cash redemption value as if the Class E units or Class E shares were repurchased or redeemable at the reporting date, which equals NAV per Class E unit or Class E share. The change in carrying value (changes in NAV per Class E unit or Class E share) is classified as mandatorily redeemable instruments interest costs along with any cash distributions declared in the Consolidated Statements of Operations. During the three and nine months ended September 30, 2024, the Company recorded $2.3 million and $5.8 million of mandatorily redeemable instruments interest costs in the Consolidated Statements of Operations, which consisted of a redemption value adjustment loss of $1.2 million and $2.6 million and distribution expenses of $1.1 million and $3.2 million, respectively.

The following table details the Mandatorily Redeemable Instruments activity for the nine months ended September 30, 2024 ($ in thousands):

Amount
Balance at the beginning of the year	$101,753
Distributions declared	3,224
Reclassification to distributions payable/paid	(3,224)
Redemption value adjustment	2,613
Ending balance	$104,366

The following table details the future payments due under the Mandatorily Redeemable Instruments as of September 30, 2024 ($ in thousands):

Year	Total(1)
2024 (remainder)	$—
2025	104,366
2026	—
2027	—
2028	—
Thereafter	—
Total future payments	$104,366

(1) Redemptions of Mandatorily Redeemable Instruments are subject to the share repurchase plan’s 2% monthly and 5% quarterly caps after satisfying repurchase requests from investors in the Offering.

Redemption features

See Note 3 “JPMIM mandatory Class E repurchases” for a discussion of the redemption features associated with Class E shares and Class E units held by JPMIM.

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Code. The Mandatorily Redeemable Instruments receive the same gross distribution per share as the Class E common stock. For the three and nine months ended September 30, 2024, distributions declared on the Mandatorily Redeemable Instruments totaled $1.1 million and $3.2 million, respectively. When a distribution is declared, the Company records a distribution expense as a component of mandatorily redeemable instruments interest cost in the Consolidated Statements of Operations. A distribution payable is also recorded within accounts payable, accrued expenses and other liabilities on the Company's Consolidated Balance Sheets until the distribution is paid. The distribution payable for Mandatorily Redeemable Instruments was $0.4 million as of September 30, 2024.

14. Earnings Per Share

The Company's net loss and weighted-average number of shares outstanding for the three and nine months ended September 30, 2024 and 2023 consists of the following ($ and shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss attributable to JPMREIT stockholders	$(2,653)	$(2,188)	$(7,858)	$(11,188)
Weighted-average shares of common stock outstanding, basic and diluted	18,655	9,488	16,448	6,860

The calculation of basic and diluted net loss per share amounts for the three and nine months ended September 30, 2024 and 2023 consists of the following ($ and shares in thousands except per-share numbers):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Basic and Diluted Net Loss per Share Attributable to JPMREIT Stockholders
Numerator:
Net loss attributable to JPMREIT stockholders	$(2,653)	$(2,188)	$(7,858)	$(11,188)
Denominator:
Weighted-average shares of common stock outstanding	18,655	9,488	16,448	6,860
Basic and diluted net loss per share of common stock	$(0.14)	$(0.23)	$(0.48)	$(1.63)

For the three and nine months ended September 30, 2024 and 2023, unvested Class E common shares awarded to the Company's independent directors are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive. There were no other potentially dilutive, unvested common shares for the three and nine months ended September 30, 2024 and 2023.

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

The following table details the total assets by segment ($ in thousands):

Segment	September 30, 2024	December 31, 2023
Multifamily	$175,778	$178,001
Industrial	94,572	96,066
Single-family rental	45,483	13,417
Retail	50,990	—
Investments in real estate debt, real estate-related and other securities	80,433	17,563
Other (corporate)	26,416	39,857
Total assets	$473,672	$344,904

The following table details the financial results by segment for the three months ended September 30, 2024 ($ in thousands):

	Multifamily	Industrial	Single-family rental	Retail	Investments in real estate debt, real estate-related and other securities	Total
Revenues
Rental revenue	$3,815	$1,393	$236	$1,409	$—	$6,853
Total revenues	3,815	1,393	236	1,409	—	6,853
Expenses
Rental property operating	1,947	231	616	525	—	3,319
Total expenses	1,947	231	616	525	—	3,319
Income from investments in real estate debt	—	—	—	—	1,524	1,524
Income from investments in real estate-related and other securities	—	—	—	—	7	7
Segment net operating income (loss)	$1,868	$1,162	$(380)	$884	$1,531	$5,065
Depreciation and amortization	$(1,116)	$(699)	$(348)	$(611)	$(5)	$(2,780)
General and administrative						(1,344)
Mandatorily redeemable instruments interest costs						(2,268)
Interest expense						(2,123)
Other income, net						768
Net loss						$(2,682)
Net loss attributable to non-controlling interests in consolidated joint ventures						(29)
Net loss attributable to JPMREIT stockholders						$(2,653)

The following table details the financial results by segment for the three months ended September 30, 2023 ($ in thousands):

	Multifamily	Industrial	Single-family rental	Retail	Investments in real estate debt, real estate-related and other securities	Total
Revenues
Rental revenue	$3,613	$1,161	$—	$—	$—	$4,774
Total revenues	3,613	1,161	—	—	—	4,774
Expenses
Rental property operating	1,334	134	—	—	—	1,468
Total expenses	1,334	134	—	—	—	1,468
Income from investment in real estate debt	—	—	—	—	447	447
Loss from investment in real estate-related and other securities	—	—	—	—	(318)	(318)
Segment net operating income	$2,279	$1,027	$—	$—	$129	$3,435
Depreciation and amortization	$(1,081)	$(589)	$—	$—	$—	$(1,674)
General and administrative						(989)
Mandatorily redeemable instruments interest costs						(1,376)
Interest expense						(1,708)
Other income, net						114
Net loss						$(2,198)
Net loss attributable to non-controlling interests in consolidated joint ventures						(10)
Net loss attributable to JPMREIT stockholders						$(2,188)

The following table details the financial results by segment for the nine months ended September 30, 2024 ($ in thousands):

	Multifamily	Industrial	Single-family rental	Retail	Investments in real estate debt, real estate-related and other securities	Total
Revenues
Rental revenue	$11,150	$4,244	$303	$2,106	$—	$17,803
Total revenues	11,150	4,244	303	2,106	—	17,803
Expenses
Rental property operating	4,530	713	1,223	779	6	7,251
Total expenses	4,530	713	1,223	779	6	7,251
Income from investments in real estate debt	—	—	—	—	2,415	2,415
Income from investments in real estate-related and other securities	—	—	—	—	18	18
Segment net operating income (loss)	$6,620	$3,531	$(920)	$1,327	$2,427	$12,985
Depreciation and amortization	$(3,328)	$(2,097)	$(765)	$(874)	$—	$(7,078)
General and administrative						(3,583)
Mandatorily redeemable instruments interest costs						(5,836)
Interest expense						(5,510)
Other income, net						1,118
Net loss						$(7,904)
Net loss attributable to non-controlling interests in consolidated joint ventures						(46)
Net loss attributable to JPMREIT stockholders						$(7,858)

The following table details the financial results by segment for the nine months ended September 30, 2023 ($ in thousands):

	Multifamily	Industrial	Single-family rental	Retail	Investments in real estate debt, real estate-related and other securities	Total
Revenues
Rental revenue	$10,926	$1,708	$—	$—	$—	$12,634
Total revenues	10,926	1,708	—	—	—	12,634
Expenses
Rental property operating	3,690	136	—	—	—	3,826
Total expenses	3,690	136	—	—	—	3,826
Income from investment in real estate debt	—	—	—	—	1,287	1,287
Loss from investment in real estate-related and other securities	—	—	—	—	(366)	(366)
Segment net operating income	$7,236	$1,572	$—	$—	$921	$9,729
Depreciation and amortization	$(5,281)	$(750)	$—	$—	$—	$(6,044)
General and administrative						(3,274)
Mandatorily redeemable instruments interest costs						(6,045)
Interest expense						(5,632)
Other expense, net						(11)
Net loss						$(11,277)
Net loss attributable to non-controlling interests in consolidated joint ventures						(89)
Net loss attributable to JPMREIT stockholders						$(11,188)

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

The following table details the Company's outstanding Treasury note futures contracts that were non-designated hedges of interest rate risk (notional amount in thousands):

	September 30, 2024
Treasury note futures contracts	Number of Contracts	Notional Amount	Commencement Date	Maturity Date
5-year Treasury note futures	193	$19,300	August 22, 2024	December 31, 2024
2-year Treasury note futures	44	8,800	August 22, 2024	December 31, 2024

The following table details the Company’s outstanding interest rate swap that was a non-designated hedge of interest rate risk (notional amount in thousands):

	September 30, 2024
Interest rate swap	Number of Instruments	Notional Amount	Strike Rate	Index	Maturity (Years)	Commencement Date	Maturity Date
Interest rate swap	1	$10,000	4.21%	SOFR	4.1	April 2, 2024	October 2, 2028

The following table details the fair value of the Company's derivative financial instruments ($ in thousands):

	Fair Value of Derivatives(1)
	September 30, 2024	December 31, 2023
5-year Treasury note futures	$(71)	$20
2-year Treasury note futures	(17)	2
Interest rate swap	(432)	—

(1) The derivative asset balance as of December 31, 2023 is included in other assets, net on the Company's Consolidated Balance Sheets. The derivative liability balance as of September 30, 2024 is included in accounts payable, accrued expenses and other liabilities.

For the three and nine months ended September 30, 2024, the Company recorded an unrealized loss related to changes in the fair value of its derivative financial instruments of $0.4 million and $0.9 million, respectively. Changes in fair value of the Company's derivative financial instruments are recorded within other income (expense), net on the Consolidated Statements of Operations. During the three and nine months ended September 30, 2024, the Company recorded a realized gain of $0.8 million and $0.4 million related to sales of its derivative financial instruments. Realized gains (losses) from the sale of the Company’s derivative financial instruments are recorded within other income (expense), net on the Consolidated Statements of Operations.

17. Commitments and Contingencies

Litigation

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2024, the Company was not involved in any material legal proceedings.

18. Subsequent Events

The Company evaluated subsequent events through the issuance date of the financial statements, and determined that except as otherwise disclosed herein there were no additional material subsequent events requiring disclosure.

Transaction

On November 5, 2024, the Company acquired a strategically positioned two-site, three-building infill logistics and storage portfolio totaling 154,490 square feet located in Tampa and Pinellas Park, Florida. The properties are fully leased to a leading moving and storage company founded and headquartered in the Tampa area. The total purchase price was $25.8 million (exclusive of closing costs).

Capital raising and financing

As part of the Offering, subsequent to September 30, 2024 through November 8, 2024, the Company sold 50,106 Class D, 702,878 Class I and 309 Class S shares of common stock for net proceeds of $0.5 million, $7.3 million and $0.003 million respectively, which includes distributions reinvested in accordance with the distribution reinvestment plan.

As part of the private offerings, subsequent to September 30, 2024 through November 8, 2024, the Company issued 141,511 Class I, 3,628,654 Class E and 286,867 Class Y shares of common stock for net proceeds of $1.5 million, $39.6 million and $3.1 million, respectively, which includes distributions reinvested in accordance with the distribution reinvestment plan.

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

We currently qualify as a REIT for federal income tax purposes and intend to continuously qualifiy as a REIT for federal income tax purposes. We own all or substantially all of our assets through the Operating Partnership, of which we are the sole general partner.

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

Q3 2024 Highlights

Capital raising and distributions

•
Raised net proceeds of $23.2 million from the sale of shares of our common stock during the three months ended September 30, 2024.
•
Declared distributions totaling $3.2 million for the three months ended September 30, 2024, including $1.1 million related to Class E shares and Class E units owned by the Adviser. The details of the average annualized distribution rates and total returns as of September 30, 2024 are shown in the following table:

	Class D	Class I	Class S	Class E	Class Y
Average annualized distribution rate(1)	4.34%	4.32%	3.33%	4.12%	3.32%
Year-to-date total return, without upfront selling commissions(2)	4.38%	4.45%	4.42%	5.85%	4.02%
Year-to-date total return, assuming maximum upfront selling commissions(2)	2.84%	4.45%	0.90%	5.85%	0.50%
Inception-to-date total return, without upfront selling commissions(2) (3)	6.05%	6.15%	2.65%	8.15%	4.02%
Inception-to-date total return, assuming maximum upfront selling commissions(2) (3)	5.16%	6.15%	-0.34%	8.15%	0.50%

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

Investing

•
Acquired the fifth and final tranche of a single-family rental residential community under development within the Sarasota, Florida metropolitan area for $6.5 million, inclusive of closing costs.
•
Closed on a $62.4 million commercial mortgage loan (the “Commercial Mortgage Loan”) to finance the acquisition of Satori West Ashley, a 297-unit multifamily property located in Charleston, South Carolina.

Financing

•
Entered into the Repurchase Facility (defined below) with a maximum aggregate purchase price of $150 million, of which $46.8 million was borrowed during the quarter to finance the origination of the Commercial Mortgage Loan.

Portfolio

The following chart outlines the percentage of our assets across investments in real estate, real estate debt and real estate-related and other securities based on fair value by category as of September 30, 2024:

Asset Allocation(1)
<1%
17%
83%
Real estate
Real estate debt
Real estate-related and other securities

(1) Real estate includes our direct property investments; real estate debt is the Mezzanine Loan and the Commercial Mortgage Loan; and real estate-related and other securities consists of our U.S. Treasury bills investment.

The following charts further describe the composition of our investments in real estate based on estimated fair value as of September 30, 2024:

Property Type
14%
49%
25%
12%
Multifamily
Single-family rental
Industrial
Retail

Investments in real estate

As of September 30, 2024, we owned seven real estate properties which are summarized in the following table ($ in thousands):

Property type	Number of Properties	Sq. Ft. (in thousands)/Number of Units	Occupancy Rate(1)	Gross Asset Value(2)	Revenue(3)	Percent of Revenue
Multifamily	3	688 units	97%	$190,016	$14,867	57%
Single-family rental(4)	1	126 units	—%	46,000	—	—%
Industrial	2	560 sq. ft.	100%	97,201	5,659	22%
Retail	1	100 sq. ft.	100%	54,100	5,652	22%
Total	7			$387,317	$26,177	100%

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

(2) Based on fair value as of September 30, 2024.

(3) Revenue is calculated as annualized revenue inclusive of tenant recoveries, straight-line rent, above-market lease amortization and below-market lease amortization. As our single-family rental property is currently in lease-up, the property’s revenue has been excluded.

(4) The 126 Fiore townhomes are included as a single property.

The following table provides information regarding our real estate properties as of September 30, 2024:

Property Type and Investment	Number of Properties	Location(3)	Acquisition Date	Ownership Interest(1)	Sq. Feet (in thousands)/Number of Units	Occupancy(2)
Multifamily:
Caroline West Gray	1	Houston, TX	November 2022	95%	275	96%
Caroline Post Oak	1	Houston, TX	November 2022	95%	238	95%
Coda on Centre	1	Pittsburgh, PA	December 2022	100%	175	99%
Total multifamily	3				688
Single-family rental:
Fiore(4)	1	Sarasota, FL	December 2023 - September 2024	100%	126	—%
Total single-family rental	1				126
Industrial:
6200 Bristol	1	Philadelphia, PA	October 2022	100%	424	100%
Savannah Truck Terminal	1	Savannah, GA	July 2023	100%	136	100%
Total industrial	2				560
Retail:
Shops at Grand Avenue	1	Queens, NY	May 2024	95%	100	100%
Total retail	1				100

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

(4) The 126 Fiore townhomes are included as a single property.

Lease expirations

The following table details the expiring leases at our retail and industrial properties by annualized base rent as of September 30, 2024 ($ in thousands). The table below excludes our multifamily and single-family rental properties as substantially all leases at such properties expire within 12 months:

	Industrial			Retail
Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Based Rent Expiring	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Based Rent Expiring
2024	—	$—	0%	—	$—	0%
2025	—	—	0%	1	102	3%
2026	—	—	0%	—	—	0%
2027	—	—	0%	1	98	3%
2028	—	—	0%	3	612	17%
2029	—	—	0%	—	—	0%
2030	1	3,972	80%	1	237	7%
2031	—	—	0%	1	157	4%
2032	—	—	0%	—	—	0%
2033	—	—	0%	1	1,836	51%
Thereafter	1	1,008	20%	3	588	15%
Total	2	$4,980	100%	11	$3,630	100%

(1) Annualized base rent is determined from the annualized straight-line rent due to expire in the year of lease expiration and excludes tenant recoveries, above-market lease amortization and below-market lease amortization.

Investments in real estate debt

The following table summarizes our investments in real estate debt as of September 30, 2024 and December 31, 2023 ($ in thousands):

					September 30, 2024		December 31, 2023
Real Estate Debt	Number of Positions	Credit Rating	Coupon	Maturity Date	Cost Basis	Fair Value	Cost Basis	Fair Value
Mezzanine Loan	1	Not Rated	SOFR(1) + 5.22%	September 9, 2025	$16,825	$16,825	$16,825	$16,825
Commercial Mortgage Loan	1	Not Rated	SOFR(1) + 2.65%	September 5, 2026	62,400	62,400	—	—
Total investments in real estate debt	2				$79,225	$79,225	$16,825	$16,825

(1) SOFR on September 30, 2024 and December 31, 2023 was 4.85% and 5.35%, respectively.

Investments in real estate-related and other securities

The following table summarizes our investments in real estate-related and other securities as of September 30, 2024 and December 31, 2023 ($ in thousands):

			September 30, 2024			December 31, 2023
Real Estate-Related and Other Securities	Coupon	Maturity Date	Face Amount	Cost Basis	Fair Value	Face Amount	Cost Basis	Fair Value
U.S. Treasury(1)	N/A	March 14, 2024	$—	$—	$—	$420	$409	$416
U.S. Treasury(1)	N/A	October 29, 2024	480	472	478	—	—	—
Total real estate-related and other securities			$480	$472	$478	$420	$409	$416

(1) Includes $0.5 million of securities pledged as collateral related to the treasury note futures contracts.

Results of Operations

The following tables set forth information regarding our consolidated results of operations ($ in thousands, except per share data):

	For the Three Months Ended September 30,		Change
	2024	2023	$
Revenues
Rental revenue	$6,853	$4,774	$2,079
Total revenues	6,853	4,774	2,079
Expenses
Rental property operating	3,319	1,468	1,851
General and administrative	1,344	989	355
Depreciation and amortization	2,780	1,674	1,106
Total expenses	7,443	4,131	3,312
Other income (expense), net
Income from investments in real estate debt	1,524	447	1,077
Income (loss) from investments in real estate-related and other securities	7	(318)	325
Mandatorily redeemable instruments interest costs	(2,268)	(1,376)	(892)
Interest expense	(2,123)	(1,708)	(415)
Other income, net	768	114	654
Total other expense, net	(2,092)	(2,841)	749
Net loss	$(2,682)	$(2,198)	$(484)
Net loss attributable to non-controlling interests in consolidated joint ventures	(29)	(10)	(19)
Net loss attributable to JPMREIT stockholders	$(2,653)	$(2,188)	$(465)
Net loss per share of common stock – basic and diluted	$(0.14)	$(0.23)	$0.08
Weighted-average shares of common stock outstanding – basic and diluted	18,655	9,488	9,167

	For the Nine months Ended September 30,		Change
	2024	2023	$
Revenues
Rental revenue	$17,803	$12,634	$5,169
Total revenues	17,803	12,634	5,169
Expenses
Rental property operating	7,251	3,826	3,425
General and administrative	3,583	3,274	309
Depreciation and amortization	7,078	6,044	1,034
Total expenses	17,912	13,144	4,768
Other income (expense), net
Income from investments in real estate debt	2,415	1,287	1,128
Income (loss) from investments in real estate-related and other securities	18	(366)	384
Mandatorily redeemable instruments interest costs	(5,836)	(6,045)	209
Interest expense	(5,510)	(5,632)	122
Other income (expense), net	1,118	(11)	1,129
Total other expense, net	(7,795)	(10,767)	2,972
Net loss	$(7,904)	$(11,277)	$3,373
Net loss attributable to non-controlling interests in consolidated joint ventures	(46)	(89)	43
Net loss attributable to JPMREIT stockholders	$(7,858)	$(11,188)	$3,330
Net loss per share of common stock – basic and diluted	$(0.48)	$(1.63)	$1.15
Weighted-average shares of common stock outstanding - basic and diluted	16,448	6,860	9,588

Rental revenue

Due to our acquisitions of real estate since September 30, 2023, our rental revenue for the three and nine months ended September 30, 2024 and September 30, 2023 are not comparable. Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, single-family rental, industrial and retail properties. Rental revenue, aside from short-term leases generally less than one year in term, is recognized on a straight-line basis over the life of the lease, including any fixed and measurable rent escalations and abatements.

Rental property operating expenses

Rental property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of rental property operating expenses include insurance, utilities, real estate taxes and repair and maintenance expenses. Rental property operating expenses also include general and administrative expenses unrelated to the operations of the properties. Due to our acquisitions of real estate since September 30, 2023, our rental property operating expenses for the three and nine months ended September 30, 2024 and September 30, 2023 are not comparable.

General and administrative expenses

During the three and nine months ended September 30, 2024, general and administrative expenses increased by $0.4 million and $0.3 million, respectively, in comparison to the corresponding periods in 2023. The increase in general and administrative expenses for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily driven by an increase in management fees of $0.2 million and an increase in accrued performance participation allocation of $0.2 million. The increase in general and administrative expenses for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily driven by an increase in management fees of $0.5 million and an increase in accrued performance participation allocation of $0.4 million, partially offset by a decrease in general corporate costs, such as professional fees, legal fees and insurance premiums, of $0.5 million.

Depreciation and amortization expenses

Depreciation and amortization expenses are impacted by the fair values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. During the three and nine months ended September 30, 2024, depreciation and amortization expense increased by $1.1 million and decreased by $1.0 million, respectively, in comparison to the corresponding periods in 2023. Depreciation expense increased as compared to the corresponding periods in 2023 due to our acquisitions of real estate since September 30, 2023. Amortization expense decreased as compared to the corresponding periods in 2023 due to in-place lease intangibles recorded as part of the purchase price allocation for properties acquired during the year ended December 31, 2022 fully amortizing during the year ended December 31, 2023, offset by the amortization of in-place lease intangibles acquired as part of an acquisition we made in May 2024.

Mandatorily redeemable instruments interest costs

During the three and nine months ended September 30, 2024, costs related to our Mandatorily Redeemable Instruments increased by $0.9 million and decreased by $0.2 million in comparison to the corresponding periods in 2023. The increase in mandatorily redeemable instruments interest costs for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was due to an increase in allocation of appreciation of $0.8 million relating to the redemption value adjustment of the Mandatorily Redeemable Instruments and an increase in distribution expense of $0.1 million. The decrease in mandatorily redeemable instruments interest costs for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was due to a decrease in allocation of appreciation of $1.5 million offset by an increase in distribution expense of $1.3 million.

Interest expense

During the three and nine months ended September 30, 2024, interest expense increased by $0.4 million and decreased by $0.1 million in comparison to the corresponding periods in 2023. Interest expense primarily consists of interest expense incurred on our mortgage notes, Credit Facility and Repurchase Facility. The change in interest expense was primarily attributable to a decrease in interest expense relating to our Credit Facility and a decrease in the amortization of deferred financing costs, offset by an increase in interest expense relating to new mortgage notes and new borrowings under the Repurchase Facility.

Other income (expense), net

During the three and nine months ended September 30, 2024, other income (expense), net increased by $0.7 million and $1.1 million in comparison to the corresponding periods in 2023. The change in other income (expense), net for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily attributable to an increase in realized gains on treasury futures of $0.8 million, partially offset by an increase in unrealized losses of $0.2 million. The increase in other income (expense), net for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily due to an increase in interest income of $1.2 million, a decrease in dead deal costs of $0.2 million and an increase in realized gains on treasury futures of $0.4 million, partially offset by unrealized losses of $0.7 million on our derivatives.

Net loss attributable to non-controlling interests in consolidated joint ventures

During the three and nine months ended September 30, 2024, net loss attributable to non-controlling interests in consolidated joint ventures increased by $0.02 million and decreased by $0.04 million in comparison to the corresponding periods in 2023. Net loss attributable to non-controlling interest in consolidated joint ventures was due to the 5% non-controlling interest in the Caroline West Gray, Caroline Post Oak and Shops at Grand Avenue properties held by our joint venture partner.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating fees and expenses and to pay interest on any outstanding indebtedness we may incur. Our offering and operating fees and expenses include the management fee we will pay to the Adviser, the performance participation allocation that the Operating Partnership will pay to the Special Limited Partner, stockholder servicing fees we pay to the Dealer Manager, legal, audit, tax and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees.

The Adviser advanced our organization and offering expenses (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) on our behalf through July 22, 2024, which marked the second anniversary of the commencement of the Offering. We began reimbursing the Adviser for such advanced expenses ratably over the 60 months following such date. During the three and nine months ended September 30, 2024, the Company reimbursed $0.3 million to the Adviser. We accrued approximately $7.2 million and $6.7 million of organization and offering expenses payable to the Adviser which are included in due to affiliate on our Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, respectively. In addition, the Adviser will advance on our behalf certain of our operating expenses through the earlier of (i) the first date that our NAV reaches $500 million and (ii) December 31, 2024 at which point we will reimburse the Adviser for all such advanced expenses ratably over the 60 months following such date. The Adviser advanced, and we accrued, approximately $10.6 million and $7.9 million of operating expenses which are included in due to affiliate on our Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, respectively.

We elected to be taxed as a REIT under Sections 856 through 860 of the Code, effective January 1, 2023. In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets.

On November 15, 2021, we were capitalized with a $0.2 million investment by the Adviser in exchange for 20,000 shares of our Class E common stock. The Adviser has agreed to not sell, transfer or dispose of the shares to any party other than an affiliate of the Adviser for so long as the Adviser or its affiliate performs an advisory function for us.

Pursuant to a private offering whose commitments have been fully called, as of September 30, 2024, we had sold $67.9 million in Class E shares and $94.2 million in Class E units, including 0.5 million Class E shares and 9.0 million Class E units purchased by JPMIM. In addition, as of September 30, 2024, we had sold $3.3 million in Class E shares to employees of the Adviser.

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

On August 31, 2022, we entered into a credit agreement (the "Credit Facility") with U.S. Bank National Association. The Credit Facility provided for aggregate commitments of up to $65 million for secured revolving loans and letter of credit issuances, with an accordion feature pursuant to which the Operating Partnership may increase the aggregate commitments up to $150 million, subject to the satisfaction of certain conditions. The Credit Facility may be used to fund acquisitions, to repurchase shares pursuant to our share repurchase plan or for any other corporate purpose. Funds available under the Credit Facility may be reduced at any given time if we use borrowings under the Credit Facility to fund share repurchases, distributions, investments, or for other corporate purposes. We amended the Credit Facility on August 25, 2023 to (i) extend the maturity date to August 29, 2024, (ii) decrease the aggregate commitments from up to $65 million to up to $8 million and (iii) increase the applicable margin to 2.45%.

Effective March 12, 2024, we executed and delivered a Facility Reduction Request (the "Facility Reduction Request") requesting a decrease in the maximum commitments of the Credit Facility to $0.0 million. The delivery of the Facility Reduction Request permanently reduced the aggregate commitments available under the Credit Facility. The Credit Facility terminated at maturity on August 29, 2024.

On April 2, 2024, a wholly owned subsidiary of ours closed on a five year, $10.0 million loan secured by 6200 Bristol. The loan carries an interest rate of SOFR plus 2.05%. In conjunction with the loan transaction, we entered into an interest rate swap which fixed the interest rate at 6.26%.

The following table is a summary of our mortgage note indebtedness as of September 30, 2024 and December 31, 2023 ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	September 30, 2024	December 31, 2023
Caroline West Gray	5.44%	12/1/2029	$45,911	$45,911
Caroline Post Oak	5.44%	12/1/2029	40,528	40,528
Coda on Centre	4.28%	5/1/2029	28,528	28,907
6200 Bristol(1)	SOFR + 2.05%	4/1/2029	10,000	—
Total loans secured by real estate			124,967	115,346
Deferred financing costs, net			(1,203)	(1,030)
Mortgage discount, net			(637)	(739)
Mortgage notes, net			$123,127	$113,577

(1) We entered into a non-hedge interest rate swap on April 2, 2024, which fixed the rate at 6.26%.

On August 22, 2024, certain of our indirect subsidiaries (the “Sellers”) entered into a Master Repurchase Agreement (the “Repurchase Facility”) with U.S. Bank National Association (the “Buyer”). The Repurchase Facility provides for a maximum aggregate purchase price of $150 million and has a three-year term plus two, one-year extension options. Subject to the terms and conditions thereof, the Repurchase Facility provides for the purchase, sale and repurchase of senior mortgage loans and participation interests in performing senior mortgage loans satisfying certain conditions set forth in the Repurchase Facility.

Advances under the Repurchase Facility accrue interest at a per annum rate equal to the Term SOFR Base Rate (as defined in the Repurchase Facility) for a one-month period plus a margin as agreed upon by the Buyer and Seller for each transaction. The Repurchase Facility contains affirmative and negative covenants and provisions regarding events of default that are normal and customary for similar repurchase facilities. The Operating Partnership has agreed to provide a limited guarantee of the obligations of the Sellers under the Repurchase Facility.

Borrowings under the Repurchase Facility as of September 30, 2024 are detailed in the following table ($ in thousands):

	Maximum Facility Size	Borrowings Outstanding	Interest Rate	Maturity Date
Repurchase Agreement	$150,000	$46,800	SOFR(1) + 1.80%	8/22/2027
Less: Unamortized deferred financing costs		(470)
	$150,000	$46,330

(1) SOFR at September 30, 2024 was 4.85%.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Net cash provided by operating activities	$4,349	$922
Net cash used in investing activities	(133,095)	(70,600)
Net cash provided by financing activities	126,155	87,688
Net change in cash and cash equivalents	$(2,591)	$18,010

Cash flows provided by operating activities increased by $3.4 million for the nine months ended September 30, 2024 compared to the corresponding period in 2023 primarily due to a decrease of $3.4 million in our net loss as a result of the growth of our portfolio.

Cash flows used in investing activities increased by $62.5 million for the nine months ended September 30, 2024 compared to the corresponding period in 2023 primarily due to the origination of the Commercial Mortgage Loan.

Cash flows provided by financing activities increased by $38.5 million for the nine months ended September 30, 2024 compared to the corresponding period in 2023 primarily due to a decrease in repayments of the Credit Facility of $40.2 million, an increase in net proceeds from mortgage notes and the Repurchase Facility of $10.0 million and $46.8 million, respectively, partially offset by a decrease in proceeds from the issuance of mandatorily redeemable instruments of $47.2 million, a decrease in proceeds from common stock of $8.9 million, an increase in distributions of $2.0 million and an increase in the repurchase of common stock of $0.4 million.

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

The following tables detail the aggregate distributions declared for each applicable class of common stock:

	Three Months Ended September 30, 2024
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y
Aggregate gross distributions declared per share of common stock	$0.1125	$0.1125	$0.1125	$—	$0.1125	$—	$0.1125
Stockholder servicing fee per share of common stock(1)	—	—	(0.0229)	—	—	—	(0.0231)
Net distributions declared per share of common stock	$0.1125	$0.1125	$0.0896	$—	$0.1125	$—	$0.0894

	Nine Months Ended September 30, 2024
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y
Aggregate gross distributions declared per share of common stock	$0.3375	$0.3375	$0.3375	$—	$0.3375	$—	$0.3375
Stockholder servicing fee per share of common stock(1)	—	—	(0.0681)	—	—	—	(0.0686)
Net distributions declared per share of common stock	$0.3375	$0.3375	$0.2694	$—	$0.3375	$—	$0.2689

(1) Stockholder servicing fees only apply to Class D, Class S, Class T and Class Y shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the lifetime cost of the stockholder servicing fee as an offering cost at the time Class D, Class S, Class T and Class Y shares are sold. The stockholder servicing fee on Class D shares was waived as of September 30, 2024, and the NAV attributable to current holders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity. As of September 30, 2024, we had accrued stockholder servicing fees of $1.0 million.

The following tables summarize our distributions paid on our shares of common stock ($ in thousands):

	Three Months Ended September 30, 2024
	Amount	Percentage
Distributions
Paid in cash	$1,245	62%
Reinvested in shares	751	38%
Total distributions	$1,996	100%
Source of Distributions
Cash flows from operating activities	$1,996	100%
Total sources of distributions	$1,996	100%
Cash flows from operating activities	$3,049

	Nine Months Ended September 30, 2024
	Amount	Percentage
Distributions
Paid in cash	$3,504	67%
Reinvested in shares	1,746	33%
Total distributions	$5,250	100%
Source of Distributions
Cash flows from operating activities	$4,349	83%
Offering proceeds(1)	901	17%
Total sources of distributions	$5,250	100%
Cash flows from operating activities(2)	$4,349

(1) Includes proceeds from the sale of common stock and units in the Operating Partnership.

(2) Proceeds from our offerings and cash flows from operating activities were used to pay distributions for the nine months ended September 30, 2024.

In addition to the distributions paid on our common stock, we paid $1.1 million and $3.2 million for Mandatorily Redeemable Instruments during the three and nine months ended September 30, 2024, respectively. Such amounts are recorded in mandatorily redeemable instruments interest costs on the Consolidated Statements of Operations and accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets, respectively.

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
•
Liabilities include the fees payable to the Adviser and the Dealer Manager, accounts payable, accrued operating expenses, property-level mortgages, the Repurchase Facility, any portfolio-level credit facilities and other liabilities, where applicable. Other than property-level mortgages and the Repurchase Facility, we include the cost basis of our liabilities as part of NAV, which approximates fair value. These carrying amounts are meant to reasonably approximate fair value due to the liquid and short-term nature of the instruments. We include as part of NAV the fair value of our property-level mortgages and Repurchase Facility, which are valued monthly by an independent valuation services firm. For most loans valued from the borrower’s perspective, our independent debt valuation services firm utilizes a discounted cash flow analysis in evaluating its fair value conclusions. Additional inputs or adjustments to fair value conclusions may be applicable based on observations of market participant behavior.

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

The Adviser advanced our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through July 22, 2024, which marked the second anniversary of the commencement of the Offering. On such date, we began reimbursing the Adviser for all such advanced costs ratably over a period that will continue until 60 months following such date. For purposes of calculating our NAV, the organization and offering expenses paid by the Adviser through July 22, 2024 will not be recognized as expenses, or as a component of equity and reflected in our NAV, until we reimburse the Adviser for these expenses. In addition, the operating expenses paid by the Adviser through the earlier of (i) the first date that our NAV reaches $500 million and (ii) December 31, 2024 will not be recognized as expenses and reflected in our NAV, until we reimburse the Adviser for these expenses.

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

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. We believe our NAV is a meaningful supplemental non-GAAP operating metric. The following table provides a breakdown of the major components of our NAV as of September 30, 2024 ($ and shares in thousands):

Components of NAV	September 30, 2024
Investments in real estate	$387,317
Investments in real estate debt	79,225
Investments in real estate-related and other securities	478
Cash and cash equivalents	29,822
Restricted cash	270
Other assets	1,436
Debt obligations	(171,826)
Other liabilities	(6,219)
Accrued performance participation allocation	(592)
Stockholder servicing fees payable the following month(1)	(10)
Non-controlling interests in joint ventures	(7,535)
JPMIM mandatorily redeemable instruments(2)	(104,366)
Net asset value	$208,000
Number of outstanding shares	19,525

(1) Stockholder servicing fees only apply to Class D, Class S, Class T and Class Y shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction to our NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the lifetime cost of the stockholder servicing fee as an offering cost at the time we sell Class D, Class S, Class T and Class Y shares. The stockholder servicing fee on Class D shares was waived as of September 30, 2024, and the NAV attributable to current holders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity. As of September 30, 2024, we had accrued under GAAP $1.0 million of stockholder servicing fees.

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

The following table provides a breakdown of our total NAV and NAV per share by share class as of September 30, 2024 ($ and shares in thousands except per-share data):

NAV Per Share	Class D Shares	Class I Shares	Class S Shares	Class T Shares	Class E Shares	Class X Shares	Class Y Shares	Total
Net asset value attributable to common stockholders	$9,572	$92,594	$602	$—	$91,069	$—	$14,163	$208,000
Number of outstanding shares	925	8,905	56	—	8,335	—	1,304	19,525
NAV Per Share	$10.35	$10.40	$10.79	$—	$10.93	$—	$10.86

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the September 30, 2024 valuations, based on property types. Once we own more than one single-family rental and one retail property, we will include the key assumptions for such property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	6.94%	5.50%
Industrial	7.40%	5.85%

These assumptions are determined by our independent valuation advisor and reviewed by the Adviser. A change in these assumptions would impact the calculation of the values of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values
Discount Rate	0.25% decrease	2.06%	1.84%
(Weighted average)	0.25% increase	(1.95)%	(1.90)%
Exit Capitalization Rate	0.25% decrease	2.78%	2.85%
(Weighted average)	0.25% increase	(2.47)%	(2.69)%

The following table reconciles stockholders’ equity per our Consolidated Balance Sheets to our NAV as of September 30, 2024 ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	September 30, 2024
Stockholders’ equity under GAAP	$166,870
Adjustments:
Organization, offering costs and operating expenses(1)	13,071
Accrued stockholder servicing fees(2)	958
Unrealized real estate and borrowings appreciation, net(3)	11,036
Accumulated depreciation and amortization(4)	16,828
Straight-line rent receivable(5)	(763)
NAV	$208,000

(1) The Adviser advanced our organization and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through July 22, 2024, which marked the second anniversary of the commencement of the Offering. On such date, we began reimbursing the Adviser for all such advanced costs ratably over a period that will continue until 60 months following such date. During the three and nine months ended September 30, 2024, the Company reimbursed $0.3 million to the Adviser. In addition, the Adviser has agreed to advance on our behalf certain of our operating expenses through the earlier of (i) the first date that our NAV reaches $500 million and (ii) December 31, 2024 at which point we will reimburse the Adviser for all such advanced expenses ratably over the 60 months following such date. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For the purposes of calculating NAV, such costs will be recognized as a reduction to NAV as they are reimbursed ratably over the respective 60-month reimbursement periods.

(2) Stockholder servicing fees only apply to Class D, Class S, Class T and Class Y shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction to our NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the lifetime cost of the stockholder servicing fee as an offering cost at the time we sell Class D, Class S, Class T and Class Y shares. The stockholder servicing fee on Class D shares was waived as of September 30, 2024, and the NAV attributable to current holders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity.

(3) Our investments in real estate are presented at historical cost in our GAAP consolidated financial statements. Additionally, our mortgage notes and the Repurchase Facility ("Borrowings") are presented at their carrying values in our consolidated financial statements. As such, any changes in the fair market values of our investments in real estate or our Borrowings are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and our Borrowings are recorded at fair value.

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

Investments in real estate debt

Our investments in real estate debt consist of investments in the Mezzanine Loan and the Commercial Mortgage Loan. Our investments in real estate debt are carried at fair value as we elected the fair value option. Investments with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Our real estate debt investments are unlikely to have readily available market quotations. As such, we determine fair value by utilizing or reviewing certain of the following (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios and (vii) borrower financial condition and performance. We classify these investments as Level 3 within the valuation hierarchy. Judgments used to determine the fair values of Level 3 instruments are more significant than those required when determining the fair value of instruments classified as Level 1 or 2 due to the inherent uncertainty of the estimates and judgments used. These values may differ materially from the values that would have been used had a ready market for these investments existed. External factors may cause those values and the values of those investments for which readily observable inputs exist, to increase or decrease over time, impacting the value of our investment which is recorded in income from investments in real estate debt on the Consolidated Statements of Operations.

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to September 30, 2024 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgage notes(1)	$158,482	$7,160	$14,319	$49,376	$87,628
Repurchase Facility(1)	56,230	3,167	53,063	—	—
Organizational, offering and operating costs	17,863	3,095	7,252	6,985	531
Mandatorily redeemable instruments(2)	104,366	—	104,366	—	—
Total	$336,941	$13,422	$179,000	$56,361	$88,159

(1) The allocation of our mortgage notes includes both principal and interest payments.

(2) We will be required to repurchase Mandatorily Redeemable Instruments owned by JPMIM starting at the earliest of (i) the first date that our NAV reaches $1.5 billion or (ii) July 22, 2025, three years from the commencement of the Offering. See Note 13 — “Mandatorily Redeemable Instruments” to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to interest rate risk with respect to our variable-rate indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We may seek to manage or mitigate our exposure to interest risk through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of September 30, 2024, the outstanding principal balance of our variable rate indebtedness was $56.8 million.

Certain of our mortgage loans and other indebtedness are variable rate and indexed to SOFR. For the nine months ended September 30, 2024, a 10% increase in SOFR would have resulted in increased interest expense of $0.001 million. We have executed interest rate swaps and caps with an aggregate notional amount of $10.0 million as of September 30, 2024, to hedge the risk of increasing interest rates.

We have invested a portion of our portfolio in floating-rate investments in real estate debt and real estate-related and other securities and intend to invest in both fixed- and floating-rate real estate debt investments and securities in the future. On floating-rate investments in real estate debt and real estate-related and other securities, our net income will increase or decrease depending on interest rate movements. For the three and nine months ended September 30, 2024, a 10% decrease in the Reference Rate would have resulted in decreased interest income from our floating-rate investments in real estate debt of $0.05 million and $0.1 million, respectively. Additionally, interest rate movement can impact the valuation of real estate debt and real estate-related and other securities depending on various aspects of the instrument, including the credit rating, duration and structure of the interest rate payments.

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

Finally, we may be exposed to counterparty credit risk under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Form 10-K") and Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 (“2024 Q2 Form 10-Q”). The risks described in our 2023 Form 10-K and 2024 Q2 Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes to the risk factors disclosed in our 2023 Form 10-K and our 2024 Q2 Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered sales of equity securities

All sales of unregistered securities during the three months ended September 30, 2024 were previously disclosed.

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

During the three months ended September 30, 2024, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Period	Total number of shares (or Units) repurchased	Repurchases as a percentage of NAV(1)	Total Number of Shares (or Units) Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Repurchased Under the Publicly Announced Plans or Programs
July 2024	9,499	0.05%	9,499	—
August 2024	17,294	0.09%	17,294	—
September 2024	66,861	0.35%	66,861	—

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

As of September 30, 2024, we received gross proceeds of $82.4 million from the Offering. The following table presents information about the Offering and use of proceeds therefrom ($ in thousands):

	Class D Shares	Class I Shares	Class S Shares	Class T Shares	Total
Offering proceeds:
Shares sold(1)	937	6,972	56	—	7,965
Gross offering proceeds	$9,695	$72,066	$621	$—	$82,382
Selling commissions and other dealer manager fees	—	—	(15)	—	(15)
Stockholder servicing fees(2)	—	—	(38)	—	(38)
Net offering proceeds	$9,695	$72,066	$568	$—	$82,329

(1) Shares sold includes shares issued under our distribution reinvestment plan.

(2) Under GAAP, we accrue the lifetime cost of the stockholder servicing fee as an offering cost at the time we sell Class D, Class S, Class T and Class Y shares. As of September 30, 2024, we had accrued under GAAP $1.0 million of stockholder servicing fees. The stockholder servicing fee on Class D shares has been waived through September 30, 2024, and the NAV attributable to current stockholders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity.

As of September 30, 2024, we had primarily used the net proceeds from the unregistered sales along with the proceeds received from the Offering toward the acquisition of $372.2 million of real estate, investments in real estate debt of $79.2 million and investments of $0.5 million in real estate-related and other securities. In addition to the net proceeds from the Offering, we financed our investments with $21.3 million of financing from the Credit Facility, which was subsequently repaid in full, $123.6 million from mortgage notes, including an assumed loan of $28.2 million and $62.4 million from the Repurchase Facility. See Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” for additional details on our borrowings.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Renewal of the Advisory Agreement

On November 6, 2024, our board of directors approved the renewal of the Advisory Agreement effective as of November 13, 2024 for an additional one-year term expiring November 13, 2025. The terms of the Advisory Agreement otherwise remain unchanged.

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

4.1	Third Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2024 and incorporated herein by reference)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.P. Morgan Real Estate Income Trust, Inc.

Date: November 8, 2024	By:	/s/ Chad Tredway
Chad Tredway
Chairperson of the Board and Chief Executive Officer

Date: November 8, 2024	By:	/s/ Lawrence A. Goodfield, Jr.
Lawrence A. Goodfield, Jr.
Chief Financial Officer and Treasurer