Form 10-K
period 2024-12-31
J.P. Morgan Real Estate Income Trust, Inc.
filed 2025-03-18
CIK 1893262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of March 18, 2025, the registrant had outstanding 1,049,524 shares of Class D common stock, 11,710,058 shares of Class I common stock, 43,278,749 shares of Class E common stock and 3,557,440 shares of Class Y common stock. There were no outstanding shares of Class S common stock, Class T common stock or Class X common stock.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS; RISK FACTOR SUMMARY

This Annual Report on Form 10-K (this "Annual Report") contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe," "continue", "identify" or other similar words or the negatives thereof. These may include our financial estimates and their underlying assumptions, statements about plans, objectives, intentions and expectations with respect to future operations, repurchases, acquisitions and future performance. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings).

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
•
Distributions are not guaranteed and may be funded from sources other than cash flow from operations, including, without limitation, the sale of our assets, repayment of our real estate debt investments, borrowings, return of capital, offering proceeds and advances or the deferral of fees and expense reimbursements, and we have no limits on the amounts we may pay from such sources.
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

•
We elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2023, and intend to continue to qualify as a REIT. However, if we fail to qualify as a REIT and no relief provisions apply, our NAV and cash available for distribution to our stockholders could materially decrease.
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

General Description of Business and Operations

J.P. Morgan Real Estate Income Trust, Inc. was formed on November 5, 2021 as a Maryland corporation and, beginning with our taxable year ended December 31, 2023, qualified as a real estate investment trust ("REIT") for U.S. federal income tax purposes. The Company invests primarily in stabilized, income-generating real estate properties, and to a lesser extent, real estate debt, real estate-related securities and other securities. The Company is the sole general partner of J.P. Morgan REIT Operating Partnership, L.P., a Delaware limited partnership ("JPMREIT OP" or the "Operating Partnership"). J.P. Morgan REIT OP Special Limited Partner, L.P. (the "Special Limited Partner"), an affiliate of J.P. Morgan Investment Management Inc. (the "Adviser" or "JPMIM" and together with its affiliates "J.P. Morgan"), owns a special limited partner interest in JPMREIT OP. Substantially all of the Company’s business is conducted through JPMREIT OP. The Company and JPMREIT OP are externally managed by the Adviser.

On July 22, 2022, the Securities and Exchange Commission (the "SEC") declared effective our Registration Statement on Form S-11 (File No. 333-265588) for our initial public offering of common stock. We have registered a public offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in our primary offering (the "Primary Offering") and up to $1.0 billion in shares under our distribution reinvestment plan (collectively, the "Offering", and together with our private offerings described below, the "Offerings"). We are selling any combination of four classes of shares of our common stock: Class T shares, Class S shares, Class D shares, and Class I shares in the Offering, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and dealer manager fees and different ongoing stockholder servicing fees. The purchase price per share for each class of our common stock sold in the Offering varies and generally equals our prior month’s NAV per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees. As of December 31, 2024, we had received gross offering proceeds of $93.4 million from the sale of our common stock in the Offering.

Pursuant to a separate private offering (the "Initial Capitalization"), we received commitments from the Adviser to purchase shares of our Class E common stock ("Class E shares") or Class E units in the Operating Partnership ("Class E units") and commitments from certain third-party investors to purchase Class E shares, all of which have been fully called. As of December 31, 2024, we had sold $67.9 million in Class E shares and $94.2 million in Class E units in the Initial Capitalization. In addition, we had sold $4.2 million in Class E shares and issued $0.2 million in Class E shares under our distribution reinvestment plan to employees of the Adviser.

We are conducting a private offering of Class E and Class I shares, which is separate from the Initial Capitalization. The aggregate purchase price paid by each investor in the private offering of Class E and Class I shares will be allocated equally to the purchase of Class E shares and Class I shares. As of December 31, 2024, we had received gross offering proceeds of $49.6 million from the sale of our common stock in such private offering.

We are also conducting a private offering of Class Y shares of our common stock. As of December 31, 2024, we had sold 2.1 million Class Y shares in such private offering for gross proceeds of $23.4 million.

We are also conducting a private offering of Class E shares to certain accredited investors. As of December 31, 2024, we had sold 9.8 million Class E shares in such private offering for gross proceeds of $108.0 million.

As part of the Offering, subsequent to December 31, 2024, we sold an additional 59,713 Class D, 1,413,114 Class I and 308 Class S shares for net proceeds of $0.6 million, $14.8 million and $0.003 million respectively, which is inclusive of distributions reinvested in accordance with our distribution reinvestment plan.

As part of the private offerings, subsequent to December 31, 2024, we sold an additional 248,876 Class I, 24,170,009 Class E and 1,426,817 Class Y shares of common stock for net proceeds of $2.6 million, $266.6 million and $15.6 million, respectively, which is inclusive of distributions reinvested in accordance with our distribution reinvestment plan.

Our Adviser

We are externally managed by J.P. Morgan Investment Management Inc., a Delaware corporation. JPMIM is one of the industry’s premier global real estate investment managers. JPMIM has over 60 years of experience advising and managing some of the world’s most respected corporations, pension plans, governments, institutions and high net worth investors on their real estate investments, with assets under management of approximately $79 billion of debt and equity real estate investments, including approximately $67 billion in assets managed in the United States by its Real Estate Americas ("REA") platform as of December 31, 2024.

The REA platform has earned a market leadership position through its strategic relationships and information advantage. The REA team includes over 230 professionals across six U.S. offices in Boston, Chicago, Dallas, Los Angeles, New York and San Francisco. The team combines regional and local market expertise with a multidisciplinary approach to investment, including acquisitions, asset management, research, debt capital markets, development and engineering, client strategy, financial, tax, valuations, and product development.

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

Investment Strategy

Our investment strategy is to acquire primarily stabilized, income-generating real properties. To a lesser extent, we will also make equity investments in real estate value creation opportunities that incorporate property refurbishment, redevelopment and development. We also expect to invest in real estate debt and real estate-related and other securities.

Investments in Real Estate and Debt

Our equity real estate investments focus on a range of asset types. These may include multifamily, industrial, net lease, retail and office assets, as well as other asset types, including healthcare, student housing, single-family residential, senior living, data centers, manufactured housing, hotel properties and storage properties. While we expect our real estate investments will focus primarily on properties located in the United States, we intend to invest to a lesser extent in Canada, Europe, the Asia-Pacific region and potentially other international markets.

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

Our Taxation as a REIT

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the "Code") beginning with our taxable year ended December 31, 2023. To maintain our REIT qualification, we must meet a number of organizational and operational requirements, including that we are generally required to distribute at least 90% of our REIT taxable income to our stockholders annually. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income (determined without regard to our net capital gain and dividends-paid deduction) to stockholders and maintain our qualification as a REIT. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.

Our continued qualification as a REIT also depends on our ability to meet various other requirements imposed by the Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even though we have qualified as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years.

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

Sustainability

We integrate financially material environmental, social, and governance (“Sustainability”) factors (alongside other relevant factors) in investment analysis and investment decisions (“Sustainability Integration”). Subject to our Adviser’s governance process for Sustainability Integration, we systematically consider financially material Sustainability information as part of the investment decision-making process with the goals of managing risk and improving long-term returns/value. Environmental issues are defined as issues related to the quality and function of the natural environment and natural systems. Some examples include greenhouse gas emissions, climate change resilience, pollution (air, water, noise, and light), biodiversity/habitat protection and waste management. Social issues are defined as issues related to the rights, well-being, and interests of people and communities. Some examples include workplace safety, cybersecurity and data privacy, human rights, local stakeholder relationships, and discrimination prevention. Governance issues are issues related to the way companies are managed and overseen. Some examples include independence of board, fiduciary duty, executive compensation, and bribery. These examples of Sustainability issues are provided for illustrative purposes and are not exhaustive.

The impact of Sustainability Integration on our performance is not specifically measurable as investment decisions are discretionary regardless of Sustainability considerations. While our approach to Sustainability Integration focuses on financial materiality, not all factors are relevant to a particular investment, asset class, or strategy. Sustainability determinations may not be conclusive and securities of issuers that may be negatively impacted by such factors may be purchased and retained by an Sustainability integrated product while an Sustainability integrated product may divest or not invest in securities of issuers that may be positively impacted by such factors. Sustainability Integration is dependent upon the availability of sufficient Sustainability information relevant to the applicable investment universe. Sustainability factors may not be considered for each and every investment decision. Sustainability Integration does not change a product’s investment objective, exclude specific types of industries or companies or limit the product’s investable universe.

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

We have a limited operating history and may not be able to achieve our investment objectives. We cannot assure you that the past experiences of affiliates of the Adviser will be sufficient to allow us to successfully achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a REIT with a substantial operating history.

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

We may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the aggregate NAV of total repurchases (including repurchases at certain non-U.S. investor access funds primarily created to hold shares of our common stock, if any, but excluding any early repurchase deduction applicable to the repurchased shares) is limited, in any calendar month, to no more than 2% of our aggregate NAV (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV (measured using the average aggregate NAV attributable to stockholders at the end of the immediately preceding three months). Further, our board of directors may make exceptions to, modify or suspend our share repurchase plan if in its reasonable judgment it deems such action to be in our best interests and the best interests of our stockholders. Our board of directors cannot terminate our share repurchase plan absent a liquidity event which results in our stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. If the full amount of all shares of our common stock requested to be repurchased in any given month are not repurchased, funds will be allocated pro rata based on the total number of shares of common stock requested to be repurchased without regard to class after we have repurchased all shares for which repurchase has been requested due to death or disability and other limited exceptions. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.

The vast majority of our assets will consist of properties that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in our best interests, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Upon suspension of our share repurchase plan, our share repurchase plan requires our board of directors to consider at least quarterly whether the continued suspension of the plan is in the best interests of the Company and our stockholders; however, we are not required to authorize the recommencement of the share repurchase plan within any specified period of time. As a result, your ability to have your shares repurchased by us may be limited and at times you may not be able to liquidate your investment.

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
changes in the economy;
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

Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties and certain of our investments will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and real estate-related investments will be only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Adviser and our independent valuation advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. There will be no retroactive adjustment in the valuation of such assets, the offering price of our shares of common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to the Adviser and J.P. Morgan Institutional Investments Inc. (the "Dealer Manager") to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price you will pay for shares of our common stock in the Offerings, and the price at which your shares may be repurchased by us pursuant to our share repurchase plan are generally based on our prior month’s NAV per share, you may pay more than realizable value or receive less than realizable value for your investment.

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

In addition, calculations of our NAV, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These valuations may differ from liquidation values that could be realized in the event that we were forced to sell assets.

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

A corporation organized under Maryland law with a class of equity securities registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and at least three independent directors is permitted to elect to be subject, by a charter or bylaw provision or a resolution of its board of directors and notwithstanding any contrary charter or bylaw provision, to any or all of five provisions:

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

We intend to conduct our operations so that none of we, the Operating Partnership or the subsidiaries of the Operating Partnership are investment companies under the Investment Company Act of 1940, as amended (the "Investment Company Act"). However, there can be no assurance that we and our subsidiaries will be able to successfully avoid registering as an investment company.

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

Our operations are highly dependent on the secure operation of the Adviser’s and other computer systems to manage, process, store and transmit information. Such technology systems, data and information may be vulnerable to damage or interruption from computer viruses, malware, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches (e.g., “hacking” or malicious software coding), usage errors by the respective professionals of the Adviser, J.P. Morgan and its affiliates, power outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Although the Adviser, J.P. Morgan and its affiliates have implemented various measures to manage risks relating to these types of events, if these systems are compromised, become inoperable for extended periods of time or cease to function properly, we or other relevant parties may have to make a significant investment to fix or replace them. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in our operations, potentially resulting in financial losses, interference with the ability to calculate the NAV, the inability to transact business, or a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders (and the beneficial owners of stockholders). Such a failure could harm our or the Adviser’s reputation, subject any such entity and their respective affiliates to legal claims, regulatory enforcement actions or liability and otherwise affect their business and financial performance. While we, the Adviser, J.P. Morgan and its affiliates will seek to maintain business continuity plans in the event of, and risk management systems and adequate levels of cybersecurity protection to prevent, cybersecurity incidents, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. Furthermore, the Adviser, J.P. Morgan and its affiliates cannot control the cybersecurity plans and systems put in place by their service providers or any other third-parties whose operations may affect us or our stockholders. We and the investors could be negatively impacted as a result.

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

We will be subject to risks generally attributable to the ownership of real property, including:

•
changes in global, national, regional or local economic, demographic or capital market conditions;
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

Changes in trade policies, including the imposition of tariffs, their enforcement and downstream consequences, may have a material adverse impact on the Company's business, results of operations and outlook.

There is significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. Developments relating to tariffs between the United States and other countries, or the perception that they could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and impact our borrowers and the value of our collateral. Moreover, concerns over the United States’ debt ceiling and budget deficit have driven downgrades by rating agencies to the U.S. government’s credit rating, which could cause borrowing costs to rise further, negatively impacting both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, rating agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. Market conditions may also make it difficult for us to extend the maturity of or refinance our existing indebtedness or to access or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business.

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

From time to time, we may acquire multiple properties in a single transaction. Portfolio acquisitions typically are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on the management of the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package or also include certain additional investments or transactions even though, were it not part of the overall transaction, we may not want to purchase one or more properties included in such portfolio or participate in such additional investments or transactions. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties or investments, or if the seller imposes a lock-out period or other restriction on a subsequent sale, we will be responsible for procuring a property manager or leasing agent to operate such properties or attempt to dispose of such properties or investments (if not subject to a lock-out period). We may also share the acquisition of large portfolios of properties with our affiliates, which can result in conflicts of interest, including as to the allocation of properties within the portfolio and the prices attributable to such properties. See "Risks Related to Conflicts of Interest—We may invest in joint ventures and other co-investment arrangements with Other J.P. Morgan Accounts or divide a pool of investments among us and Other J.P. Morgan Accounts." It may also be difficult for the Adviser to fully analyze each property in a large portfolio, increasing the risk that properties do not perform as anticipated. We also may be required to accumulate a large amount of cash to fund such acquisitions. We would expect the returns that we earn on such cash to be less than the returns on investments in real property. The risks related to acquiring multiple properties in a single transaction may be more pronounced in single-family residential ("SFR") acquisitions, where numerous SFR properties each with relatively small values individually are acquired in large portfolio, making it difficult for the Adviser to analyze individual properties. Therefore, acquiring multiple properties in a single transaction may reduce the overall yield on our portfolio.

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

We may invest in student housing properties, which are typically leased during annual leasing seasons based upon the school’s calendar and local market practice. If we acquire student housing properties, the properties may be highly dependent on the effectiveness of our marketing and leasing efforts and personnel during such seasons. Additionally, student housing properties are generally on short-term leases, which may expose us to increased leasing risk. We may not be able to re-lease the properties on similar terms, if we are able to re-lease the properties at all. The terms of renewal or re-lease (including the cost of required renovations) may be less favorable to us than the prior lease. If we are unable to re-lease all or a substantial portion of our properties, or if the rental rates upon such re-leasing are significantly lower than expected rates, our cash flows from operations could be adversely affected.

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

We invest in commercial properties subject to net leases, which could subject us to losses.

We invest in commercial properties subject to net leases. Typically, net leases require the tenants to pay substantially all of the operating costs associated with the properties. As a result, the value of, and income from, investments in commercial properties subject to net leases will depend, in part, upon the ability of the applicable tenant to meet its obligations to maintain the property under the terms of the net lease. If a tenant fails or becomes unable to maintain a property, we will be subject to all risks associated with owning the underlying real estate. In addition, we may have limited oversight into the operations or the managers of these properties, subject to the terms of the net leases.

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

Our real estate debt investments involve credit or default risk, which is the risk that an issuer or borrower will be unable to make principal and interest payments on its outstanding debt when due. The risk of default and losses on real estate-related investments will be affected by a number of factors, including global, regional and local economic conditions, interest rates, the commercial real estate market in general, an issuer’s equity and the financial circumstances of the issuer, as well as general economic conditions. Such default risk will be heightened to the extent we make relatively junior investments in an issuer’s capital structure since such investments are structurally subordinate to more senior tranches in such issuer’s capital structure, and our overall returns would be adversely affected to the extent one or more issuers is unable to meet its debt payment obligations when due. To the extent we hold an equity or "mezzanine" interest in any issuer that is unable to meet its debt payment obligations, such equity or mezzanine interest could become subordinated to the rights of such issuer’s creditors in a bankruptcy. See "—We invest in subordinated debt, which is subject to greater credit risk than senior debt" below. Furthermore, the financial performance of one or more issuers could deteriorate as a result of, among other things, adverse developments in their businesses, changes in the competitive environment or an economic downturn. As a result, underlying properties or issuers that we expected to be stable may operate, or expect to operate, at a loss or have significant fluctuations in ongoing operating results, may otherwise have a weak financial condition or be experiencing financial distress and subject our investments to additional risk of loss and default.

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

We may invest a portion of our assets in pools or tranches of CMBS, including horizontal and other risk retention investments. The collateral underlying CMBS generally consists of commercial mortgages on real property that has a multifamily or commercial use, such as retail space, office buildings, warehouse property and hotels. CMBS have been issued in a variety of issuances, with varying structures including senior and subordinated classes. The commercial mortgages underlying CMBS generally face the risks described above in "—We may invest in commercial mortgage loans which are non-recourse and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition."

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

We invest in subordinated debt, which is subject to greater credit risk than senior debt.

We have invested in and may continue to invest in debt instruments, including junior tranches of CMBS and "mezzanine" or junior mortgage loans (e.g., B-Notes), that are subordinated in an issuer’s capital structure. To the extent we invest in subordinated debt of an issuer’s capital structure, including subordinated CMBS bonds or other mezzanine debt, such investments and our remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, will be subject to the rights of holders of more senior tranches in an issuer’s capital structure and, to the extent applicable, contractual inter-creditor, co-lender and participation agreement provisions.

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

We may draw on a line of credit to fund repurchases or for any other reason, our financial leverage ratio could increase beyond our target.

We may seek to obtain lines of credit in the future in an effort to provide for a ready source of liquidity for any business purpose, including to fund repurchases of shares of our common stock in the event that repurchase requests exceed our operating cash flow and net proceeds from our continuous offering. If we borrow under a line of credit to fund repurchases of shares of our common stock, our financial leverage will increase and may exceed our target leverage ratio. Our leverage may remain at the higher level until we receive additional net proceeds from our continuous offering or generate sufficient operating cash flow or proceeds from asset sales to repay outstanding indebtedness. In connection with a line of credit, distributions may be subordinated to payments required in connection with any indebtedness contemplated thereby. We may utilize a line of credit for the benefit of Other J.P. Morgan Accounts which may invest alongside us in one or more investments. In such circumstances, we generally intend to disclose such arrangements as part of our reporting and enter into arrangements to cause any Other J.P. Morgan Accounts to bear (or reimburse us for) their pro rata share of any costs and expenses (including interest payments) allocable to such extensions of credit.

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

Other J.P. Morgan Accounts with similar investment objectives to ours engage in numerous material real estate transactions each year. There are currently two open-ended, perpetual-life Other J.P. Morgan Accounts with similar U.S. real estate investment objectives to ours that may seek to pursue similar investment opportunities. Total equity investments in the United States by the two Other J.P. Morgan Accounts in each of 2022, 2023, and 2024 were approximately $1.2 billion, $0.2 billion and $0.3 billion, respectively. These two open-ended, perpetual-life Other J.P. Morgan Accounts have a combined net asset value of approximately $26.6 billion as of December 31, 2024. At times, additional Other J.P. Morgan Accounts, generally in the form of separately managed accounts, may seek to pursue similar investment opportunities, but their participation in the queue is relatively infrequent.

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

There may be periods when the Adviser cannot initiate or recommend certain types of transactions, or must otherwise restrict or limit its advice in certain securities, derivatives and other instruments issued by or related to companies for which J.P. Morgan is performing investment banking, market making or other services or has proprietary positions. For example, when J.P. Morgan is engaged in an underwriting or other distribution of securities of, or advisory services for, a company, we will be prohibited from or limited in purchasing or selling securities of that company. In addition, there will be certain investment opportunities, investment strategies or actions that the Adviser will not undertake on behalf of, or recommend to, us in view of J.P. Morgan’s client or firm activities. J.P. Morgan maintains certain overall investment limitations on positions in securities or other financial instruments due to, among other things, investment restrictions imposed upon J.P. Morgan by law, regulation, contract or liquidity concerns. J.P. Morgan from time to time subscribes to or otherwise elects to become subject to investment policies on a firm-wide basis, including policies relating to Sustainability. Any of the foregoing limitations could preclude us from purchasing particular securities or financial instruments, even if such securities or financial instruments would otherwise meet our investment strategy. If certain aggregate ownership thresholds are reached or certain transactions are undertaken, our ability to purchase or dispose of investments, exercise rights or undertake business transactions will be restricted. An investment vehicle not affiliated with J.P. Morgan would not be subject to these restrictions or considerations in relation to transactions involving J.P. Morgan.

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

We may acquire properties and other assets through joint ventures and other co-investment arrangements with affiliates of the Adviser, including Other J.P. Morgan Accounts. Any joint venture with an affiliate of the Adviser must be approved by a majority of our independent directors in accordance with our charter. We may acquire non-controlling interests or shared control interests in such joint ventures. Even if we have some control in such a joint venture, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures with affiliates of the Adviser will present the same inherent risks as all such transactions, including the possibility that joint venture partners might become bankrupt or fail to fund their required capital contributions. Our interests and the interests of a joint venture partner or co-investor may conflict in certain specific situations such as differences in investment strategy, exit strategy or level of leverage. In addition, in connection with investments in which we participate alongside any Other J.P. Morgan Accounts, the Adviser may decline to exercise, or delegate to a third party, certain control, foreclosure and similar governance rights relating to such shared investments for legal, tax, regulatory or other reasons. There is no guarantee that we will be able to co-invest with any Other J.P. Morgan Account in the future. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other J.P. Morgan Accounts. See "—Risks Related to Investments in Real Estate—We may make a substantial amount of joint venture investments, including with Other J.P. Morgan Accounts. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners."

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

We have elected to qualify to be taxed as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed and could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

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

In addition, we may be subject to a federal corporate level tax rate (currently 21%) on the gain recognized from the sale of assets, excluding any sales that result in the deferral of income for U.S. federal income tax purposes, occurring within a specified period (5 years) after the date of our initial REIT election up to the amount of the built in gain that existed on January 1, 2023, which is based upon the fair market value of those assets in excess of our tax basis on January 1, 2023. This gain can be offset by built in losses, including (with some limitation) federal net operating loss carryforwards, that exist on such a date. We do not intend to engage in any transaction that will result in federal corporate level tax due on any built in gain within the specified period.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock.

In recent years, numerous legislative, judicial and administrative changes have been made to the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. On December 22, 2017, tax legislation commonly referred to as the Tax Cuts and Jobs Act was signed into law. This legislation resulted in fundamental changes to the Code, with many of the changes applicable to individuals applying only through December 31, 2025. Further changes to the tax laws unrelated to the Tax Cuts and Jobs Act or changes to the administrative or judicial interpretations of such laws are possible and may apply with retroactive effect.

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

Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders is 20% (excluding the 3.8% Medicare tax). Dividends payable by REITs, however, are not eligible for the reduced rate except to the extent designated as capital gain dividends or qualified dividend income. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. However, for taxable years through the taxable year ending December 31, 2025, unless extended by future legislation, non-corporate U.S. taxpayers may be entitled to claim a deduction in determining their taxable income of up to 20% of "qualified REIT dividends" (dividends not designated as capital gain dividends or qualified dividend income), subject to certain limitations. You are urged to consult with your tax advisor regarding the effect of this change on your effective tax rate with respect to REIT dividends.

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

If any hotel managers that we may engage do not qualify as "eligible independent contractors," or if any hotels that we may acquire are not "qualified lodging facilities," we may fail to qualify as a REIT.

Rent paid by a lessee that is a "related party tenant" of ours generally will not be qualifying income for purposes of the two gross income tests applicable to REITs, but an exception is provided, however, for leases of "qualified lodging facilities" to a taxable REIT subsidiary so long as the hotels are managed by an "eligible independent contractor" and certain other requirements are satisfied. We expect to lease all or substantially all of any hotels that we may acquire to the taxable REIT subsidiary lessee, which is a disregarded subsidiary that is intended to qualify as a taxable REIT subsidiary. We expect that the taxable REIT subsidiary lessee will engage hotel managers and third-party property managers that are intended to qualify as "eligible independent contractors." Among other requirements, in order to qualify as an eligible independent contractor, the hotel manager must not own, directly or through its equity owners, more than 35% of our outstanding stock, and no person or group of persons can own more than 35% of our outstanding stock and the equity interests of the hotel manager, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35% thresholds are complex, and monitoring actual and constructive ownership of our stock by our hotel managers and their owners may not be practical. Accordingly, there can be no assurance that these ownership levels will not be exceeded.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

As an externally managed company, our day-to-day operations are managed by our Adviser and our executive officers under the oversight of our board of directors. Our executive officers are senior professionals of our Adviser and our Adviser is a subsidiary of J.P. Morgan. As such, we are reliant on J.P. Morgan for assessing, identifying and managing material risks to our business from cybersecurity threats.

Overview

Cybersecurity risk is an important and continuously evolving focus for us, the Adviser, J.P. Morgan, and its affiliates. Significant resources are devoted to protecting and enhancing the security of computer systems, software, networks, storage devices, and other technology. The Adviser’s security efforts are designed to protect against, among other things, cybersecurity attacks that can result in unauthorized access to confidential information, the destruction of data, disruptions to or degradation of service, sabotaging systems or other damage.

The Adviser, J.P. Morgan, and its affiliates have experienced, and expect to continue to experience, a higher volume and complexity of cyber attacks against the backdrop of heightened geopolitical tensions. J.P. Morgan has implemented measures and controls reasonably designed to address this evolving environment, including enhanced threat monitoring. In addition, J.P. Morgan continues to review and enhance its capabilities to address associated risks, such as those relating to the management of administrative access to systems.

Third parties with which we, the Adviser, J.P. Morgan and its affiliates do business, that facilitate our, the Adviser’s, J.P. Morgan’s, and its affiliates’ business activities (e.g., vendors, supply chain, exchanges, clearing houses, central depositories, and financial intermediaries) or that J.P. Morgan has acquired are also sources of cybersecurity risk to us. Third party incidents such as system breakdowns or failures, misconduct by the employees of such parties, or cyber attacks, including ransomware and supply-chain compromises, could have a material adverse effect on J.P. Morgan, including in circumstances in which an affected third party is unable to deliver a product or service to us or the Adviser, where the incident delivers compromised software to J.P. Morgan or results in lost or compromised information of J.P. Morgan or its clients or customers.

Clients and customers are also sources of cybersecurity risk to us, the Adviser, J.P. Morgan and its affiliates and its information assets, particularly when their activities and systems are outside of J.P. Morgan’s own security and control systems. J.P. Morgan engages in periodic discussions with its clients, customers and other external parties concerning cybersecurity risks including opportunities to improve cybersecurity.

Risks from cybersecurity threats, including any previous cybersecurity events, have not materially affected us or our business strategy, results of operations or financial condition. Notwithstanding the comprehensive approach that J.P. Morgan takes to address cybersecurity risk, J.P. Morgan may not be successful in preventing or mitigating a future cybersecurity incident that could have a material adverse effect on us, the Adviser, J.P. Morgan or its affiliates or its business strategy, results of operations or financial condition.

Organization and Management

The Global Chief Information Security Officer (“CISO”) reports to the Global Chief Information Officer, and is a member of key cybersecurity governance forums. The CISO leads the Global Cybersecurity and Technology Controls organization, which is responsible for identifying technology and cybersecurity risks and for implementing and maintaining controls to manage cybersecurity threats. The CISO and the members of senior management within Global Technology and the Cybersecurity and Technology Controls organizations all have relevant expertise and experience in cybersecurity and information technology risk management, including relevant experience at J.P. Morgan, at other financial services companies or in other highly-regulated industries.

The CISO is responsible for J.P. Morgan’s Information Security Program, which is designed to prevent, detect and respond to cyber attacks in order to help safeguard the confidentiality, integrity and availability of J.P. Morgan’s infrastructure, resources and information. The program includes managing J.P. Morgan’s global cybersecurity operations centers, providing training, conducting cybersecurity event simulation exercises, implementing J.P. Morgan’s policies and standards relating to technology risk and cybersecurity management, and enhancing, as needed, J.P. Morgan’s cybersecurity capabilities.

J.P. Morgan’s Information Security Program includes the following functions:

•
Cyber Operations, which is responsible for implementing and maintaining controls designed to detect and defend us, the Adviser, J.P. Morgan, and its affiliates against cyber attacks, and includes a dedicated function for incident response and ongoing monitoring for cybersecurity threats and vulnerabilities, including those among our, the Adviser's, J.P. Morgan's and its affiliates' third-party suppliers.
•
Technology Governance, Risk & Controls, which is responsible for operationalizing technology risk and control frameworks, analyzing regulatory developments that may impact J.P. Morgan, and developing control catalogs and assessments of controls, as well as overseeing governance and reporting of technology and cybersecurity risk.
•
Security Awareness, which provides awareness and training that reinforces information risk and security management practices and compliance with J.P. Morgan 's policies, standards and practices. The training is mandatory for all employees globally on a periodic basis, and it is supplemented by firmwide testing initiatives, including periodic phishing tests. J.P. Morgan also provides specialized security training to employees in specific roles, such as application developers. J.P. Morgan’s Global Privacy Program requires all employees to take periodic training on data privacy that focuses on confidentiality and security, as well as responding to unauthorized access to or use of information.
•
Technology Resiliency, which establishes control requirements for planning and testing the prioritized recovery of technology services in the event of degradation or outage, including incident response planning, data backup and retention, and recovery readiness in support of the J.P. Morgan’s Business Resiliency Program and operational risk management practices.

J.P. Morgan has a cybersecurity incident response plan designed to enable J.P. Morgan to respond to attempted cybersecurity incidents, coordinate as appropriate with law enforcement and other government agencies, notify clients and customers, as applicable, and recover from such incidents. In addition, J.P. Morgan actively partners with appropriate government and law enforcement agencies and peer industry forums, participating in discussions and simulations to assist in understanding the full spectrum of cybersecurity risks and in enhancing defenses and improving resiliency in J.P. Morgan’s operating environment.

Governance and Oversight

The governance structure for the Global Cybersecurity and Technology Controls organization is designed to appropriately identify, escalate and mitigate cybersecurity risks. Cybersecurity risk management and its governance and oversight are integrated into J.P. Morgan’s operational risk management framework, including through the escalation of key risk and control issues to management and the development of risk mitigation plans for heightened risk and control issues. Independent Risk Management (“IRM”) independently assesses and challenges the activities and risk management practices of the Global Cybersecurity and Technology Controls organization related to the identification, assessment, measurement and mitigation of cybersecurity risk. As needed, J.P. Morgan engages third-party assessors or auditing firms with industry-recognized expertise on cybersecurity matters to review specific aspects of J.P. Morgan’s cybersecurity risk management framework, processes and controls.

The governance and oversight for cybersecurity risk management includes governance forums that inform management of key areas of concern regarding the prevention, detection, mitigation and remediation of cybersecurity risks.

The Cybersecurity and Technology Controls Operating Committee (“CTOC”) is the principal management committee that oversees J.P. Morgan’s assessment and management of cybersecurity risk, including oversight of the implementation and maintenance of appropriate controls in support of J.P. Morgan’s Information Security Program. The membership of the CTOC includes senior representatives from the Global Cybersecurity and Technology Controls organization and relevant corporate functions, including IRM and Internal Audit.

The CTOC escalates key operational risk and control issues, as appropriate, to the Global Technology Operating Committee (“GTOC”) or its business control committee or to the appropriate LOB and Corporate Control Committees. The GTOC is responsible for the governance of the firmwide Global Technology organization, including oversight of firmwide technology strategies, the delivery of technology and technology operations, the effective use of information technology resources, and monitoring and resolving key operational risk and control matters arising in the Global Technology organization.

Our board of directors is ultimately responsible for the oversight of risks from cybersecurity threats and has delegated responsibility for such oversight of cybersecurity matters to the audit committee. J.P. Morgan’s Cybersecurity Team provides our audit committee with updates, at least semi-annually, concerning cybersecurity risk matters. These updates generally include information regarding cybersecurity and technology developments, J.P. Morgan’s Information Security Program and recommended changes to that program, cybersecurity policies and practices, and ongoing initiatives to improve information security, as well as any significant cybersecurity incidents and the Adviser’s and J.P. Morgan’s efforts to address those incidents.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2024, we were not involved in any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Offerings of Common Stock

We are conducting a public offering of our common stock. The Offering consists of four classes of shares of our common stock: Class T shares, Class S shares, Class D shares, and Class I shares. The purchase price per share for each class of our common stock is the transaction price, which is generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees.

Pursuant to a separate private offering, whose commitments have been fully called, we have sold $67.9 million in Class E shares and $94.2 million in Class E units. In addition, we sold $4.2 million Class E shares to employees of the Adviser.

We are also conducting a private offering of Class E shares and Class I shares which is separate from the Initial Capitalization. The aggregate purchase price paid by each investor in the private offering of Class E and Class I shares will be allocated equally to the purchase of Class E shares and Class I shares.

In addition, we are conducting a private offering of our Class Y shares and a separate private offering of Class E shares.

As of March 18, 2025, we had 245 holders of Class D, 665 holders of Class I, 231 holders of Class E and 155 holders of Class Y shares of common stock sold in the Offerings. The share classes have different upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees. Other than the differences in upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market, and there is no established public trading market for our common stock.

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

(1) As of March 18, 2025, our board of directors had not yet approved the sale of Class X shares.

For Class S shares sold in the Primary Offering, investors will pay upfront selling commissions of up to 3.5% of the transaction price. For Class T shares sold in the Primary Offering, investors will pay upfront selling commissions of up to 3.0% of the transaction price and upfront dealer manager fees of 0.5% of the transaction price, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. For Class D shares sold in the Primary Offering, investors will pay upfront selling commissions of up to 1.5% of the transaction price. For Class Y shares sold in a private offering, investors will pay upfront selling commissions of up to 3.5% of the transaction price. There are no upfront selling commissions or dealer manager fees with respect to Class I shares, Class E shares or Class X shares. For the year ended December 31, 2024, we incurred upfront selling commissions of $0.4 million.

The Dealer Manager, a registered broker-dealer affiliated with the Adviser, serves as the dealer manager for the Offerings and is entitled to receive stockholder servicing fees of 0.85% per annum of the aggregate NAV for Class T shares and Class S shares. For Class T shares, such stockholder servicing fee includes an investment professional stockholder servicing fee of 0.65% per annum and a dealer stockholder servicing fee of 0.20% per annum of the aggregate NAV for the Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the investment professional stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. For Class D shares, the Dealer Manager is entitled to a stockholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares. The stockholder servicing fee on Class D shares was waived during the year ended December 31, 2024, and the NAV attributable to current stockholders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity. For Class Y shares, the Dealer Manager in entitled to a stockholder servicing fee equal to 0.85% per annum of the aggregate NAV for the Class Y shares. There is no stockholder servicing fee with respect to Class I shares, Class E shares or Class X shares. For the year ended December 31, 2024, the ratio of the cost of raising equity capital to the gross amount of equity capital raised inclusive of all offerings was less than 0.01%.

The Dealer Manager anticipates that all or a portion of the upfront selling commissions, dealer manager and stockholder servicing fees will be paid to participating broker-dealers. Through December 31, 2024, the Dealer Manager has not retained any upfront selling commissions, dealer manager or stockholder servicing fees.

Net Asset Value

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
•
Investments in real estate-related and other securities consists of investments in U.S. Treasury bills and commercial mortgage backed securities. We classify real estate-related and other securities as trading securities which the Adviser generally values on the basis of publicly available market quotations or at fair value determined in accordance with GAAP. We generally determine the fair value of our investments in real estate-related and other securities by utilizing third-party service providers whenever available.
•
Interest rate swaps are valued using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

•
Treasury note futures contracts are valued based on quoted market prices for identical instruments.
•
Liabilities include the fees payable to the Adviser and the Dealer Manager, accounts payable, accrued operating expenses, property-level mortgages, the Master Repurchase Agreement with U.S. Bank National Association (the "Repurchase Facility"), any portfolio-level credit facilities and other liabilities, where applicable. Other than property-level mortgages and the Repurchase Facility, we include the cost basis of our liabilities as part of NAV, which approximates fair value. These carrying amounts are meant to reasonably approximate fair value due to the liquid and short-term nature of the instruments. We include as part of NAV the fair value of our property-level mortgages and Repurchase Facility, which are valued monthly by an independent valuation services firm. For most loans valued from the borrower’s perspective, our independent debt valuation services firm utilizes a discounted cash flow analysis in evaluating its fair value conclusions. Additional inputs or adjustments to fair value conclusions may be applicable based on observations of market participant behavior.

The following table presents our monthly NAV per share for each of the seven classes of shares from July 31, 2022 through December 31, 2024:

	Class D Shares	Class I Shares	Class S Shares	Class T Shares	Class E Shares	Class X Shares	Class Y Shares
July 31, 2022	$—	$—	$—	$—	$10.00	$—	$—
August 31, 2022	—	—	—	—	10.00	—	—
September 30, 2022	—	—	—	—	10.02	—	—
October 31, 2022	—	—	—	—	10.04	—	—
November 30, 2022	—	10.04	—	—	10.05	—	—
December 31, 2022	—	10.05	—	—	10.07	—	—
January 31, 2023	10.06	10.05	—	—	10.08	—	—
February 28, 2023	10.70	10.69	—	—	10.83	—	—
March 31, 2023	10.39	10.51	—	—	10.88	—	—
April 30, 2023	10.51	10.50	—	—	10.83	—	—
May 31, 2023	10.48	10.53	—	—	10.87	—	—
June 30, 2023	10.48	10.53	—	—	10.89	—	—
July 31, 2023	10.48	10.53	—	—	10.90	—	—
August 31, 2023	10.47	10.51	10.87	—	10.89	—	—
September 30, 2023	10.48	10.53	10.90	—	10.93	—	—
October 31, 2023	10.51	10.56	10.92	—	10.98	—	—
November 30, 2023	10.27	10.34	10.66	—	10.71	—	—
December 31, 2023	10.25	10.29	10.60	—	10.65	—	—
January 31, 2024	10.24	10.28	10.59	—	10.65	—	10.70
February 29, 2024	10.16	10.20	10.51	—	10.58	—	10.61
March 31, 2024	10.20	10.24	10.55	—	10.63	—	10.69
April 30, 2024	10.20	10.24	10.56	—	10.64	—	10.68
May 31, 2024	10.18	10.22	10.53	—	10.63	—	10.66
June 30, 2024	10.30	10.34	10.70	—	10.80	—	10.78
July 31, 2024	10.34	10.39	10.76	—	10.88	—	10.82
August 31, 2024	10.36	10.41	10.80	—	10.92	—	10.83
September 30, 2024	10.35	10.40	10.79	—	10.93	—	10.86
October 31, 2024	10.40	10.44	10.85	—	11.00	—	10.92
November 30, 2024	10.41	10.46	10.87	—	11.03	—	10.95
December 31, 2024	10.40	10.45	10.88	—	11.03	—	10.96

The following table provides a breakdown of the major components of our NAV as of December 31, 2024 ($ and shares in thousands):

Components of NAV	December 31, 2024
Investments in real estate	$417,532
Investments in real estate debt	79,310
Investments in real estate-related and other securities	6,417
Cash and cash equivalents	127,692
Restricted cash	700
Other assets	3,388
Debt obligations	(170,084)
Other liabilities	(5,563)
Accrued performance participation allocation	(811)
Stockholder servicing fees payable the following month(1)	(17)
Non-controlling interests in joint ventures	(8,207)
JPMIM mandatorily redeemable instruments(2)	(105,325)
Net asset value	$345,032
Number of outstanding shares	31,892

(1)Stockholder servicing fees only apply to Class T, Class S, Class D and Class Y shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under accounting principles generally accepted in the United States of America ("GAAP"), we accrue the lifetime cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S, Class D and Class Y shares. The stockholder servicing fee on Class D shares was waived as of December 31, 2024, and the NAV attributable to current holders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity. As of December 31, 2024, we had accrued under GAAP stockholder servicing fees of $1.6 million.

(2) Represents Class E units in the Operating Partnership and Class E shares (collectively the "Mandatorily Redeemable Instruments") held by the Adviser that are mandatorily redeemable and only subject to delays to the continuous obligation to ultimately redeem such shares once sufficient availability exists under the share repurchase agreements. Therefore, the Mandatorily Redeemable Instruments held by the Adviser are classified as a liability pursuant to Topic 480 — Distinguishing Liabilities from Equity and are initially presented at the initial funding amount received, which is equivalent to fair value at the issuance dates. Subsequently, the Mandatorily Redeemable Instruments are carried at their cash redemption value as if the units and shares were repurchased or redeemable at the reporting date, which equals NAV per unit of $11.03. As of December 31, 2024, there were approximately 9.0 million Class E units and approximately 0.5 million Class E shares included in Mandatorily Redeemable Instruments.

The following table provides a breakdown of our total NAV and NAV per share by share class as of December 31, 2024 ($ and shares in thousands, except per share data):

NAV Per Share	Class D Shares	Class I Shares	Class S Shares	Class T Shares	Class E Shares	Class X Shares	Class Y Shares	Total
Net asset value attributable to common stockholders	$10,330	$106,029	$612	$—	$204,719	$—	$23,342	$345,032
Number of outstanding shares	993	10,146	56	—	18,566	—	2,131	31,892
NAV per share	$10.40	$10.45	$10.88	$—	$11.03	$—	$10.96

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the December 31, 2024 valuations, based on property types. Once we own more than one single-family rental community and more than one retail property, we will include the key assumptions for such property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	6.75%	5.50%
Industrial	7.40%	5.85%

These assumptions are determined by our independent valuation advisor and reviewed by the Adviser. A change in the assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values
Discount Rate	0.25% decrease	2.06%	1.92%
(Weighted average)	0.25% increase	(2.06)%	(1.87)%
Exit Capitalization Rate	0.25% decrease	2.77%	2.96%
(Weighted average)	0.25% increase	(2.57)%	(2.65)%

The following table reconciles stockholders’ equity per our Consolidated Balance Sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	December 31, 2024
Stockholders’ equity under GAAP	$296,139
Adjustments:
Organization, offering costs and operating expenses(1)	13,051
Accrued stockholder servicing fees(2)	1,590
Unrealized real estate and borrowings appreciation, net(3)	15,285
Accumulated depreciation and amortization(4)	19,943
Straight-line rent receivable(5)	(976)
NAV	$345,032

(1) The Adviser advanced our organization and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through July 22, 2024, which marked the second anniversary of the commencement of the Offering. On such date, we began reimbursing the Adviser for such advanced expenses ratably over a 60-month period. In addition, the Adviser has agreed to advance on our behalf certain of our operating expenses through the earlier of (i) the first date that our NAV reaches $1 billion and (ii) December 31, 2026 at which point we will reimburse the Adviser for all such advanced expenses ratably over the 60 months following such date. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For the purposes of calculating NAV, such costs will be recognized as a reduction to NAV as they are reimbursed ratably over the 60-month reimbursement period.

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

Distributions

We declare monthly distributions for each class of our common stock, which are generally paid within 30 days after month-end. Each class of our outstanding common stock received the same gross distribution per share, which was $0.4500 per share for the year ended December 31, 2024. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid to the Dealer Manager.

The following table details the aggregate distribution declared for each of our share classes for the years ended December 31, 2024 and 2023:

	For The Year Ended December 31, 2024
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y
Aggregate gross distributions declared per share of common stock	$0.4500	$0.4500	$0.4500	$—	$0.4500	$—	$0.4500
Stockholder servicing fee per share of common stock(1)	—	—	(0.0913)	—	—	—	(0.0919)
Net distributions declared per share of common stock	$0.4500	$0.4500	$0.3587	$—	$0.4500	$—	$0.3581

	For The Year Ended December 31, 2023
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y
Aggregate gross distributions declared per share of common stock	$0.4295	$0.4295	$0.1874	$—	$0.4295	$—	$—
Stockholder servicing fee per share of common stock(1)	—	—	(0.0387)	—	—	—	—
Net distributions declared per share of common stock	$0.4295	$0.4295	$0.1487	$—	$0.4295	$—	$—

(1) Stockholder servicing fees only apply to Class D, Class S, Class T and Class Y shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class D, Class S and Class T shares. As of December 31, 2024 and 2023, we had accrued under GAAP $1.6 million and $0.04 million of stockholder servicing fees, respectively. The stockholder servicing fee on Class D shares was waived during the years ended December 31, 2024 and 2023, and the NAV attributable to current stockholders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity.

For the years ended December 31, 2024 and 2023, we paid distributions on our common stock in the amount of $7.6 million and $3.2 million, respectively. The following table outlines the tax character of our distributions paid in 2024 and 2023 as a percentage of total distributions. The distribution declared in December 2024 was paid in January 2025, and is excluded from the analysis below as it will be a 2025 tax event. There were no distributions paid in 2022.

Record Date	Ordinary Income	Capital Gains	Return of Capital
2023 Tax Year	—%	—%	100%
2024 Tax Year	6%	—%	94%

The following table summarizes our distributions paid on our shares of common stock during the years ended December 31, 2024 and 2023 ($ in thousands):

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$4,936	65%	$2,506	80%
Reinvested in shares	2,709	35%	646	20%
Total distributions	$7,645	100%	$3,152	100%
Source of Distributions
Cash flows from operating activities	$5,974	78%	$2,402	76%
Offering proceeds(1)	1,671	22%	750	24%
Total sources of distributions	$7,645	100%	$3,152	100%

(1) Includes proceeds from the sale of common stock and units in our Operating Partnership.

In addition to the distributions paid on our common stock, we paid $4.3 million and $2.8 million for Mandatorily Redeemable Instruments during the years ended December 31, 2024 and 2023, respectively. Such amounts are recorded in mandatorily redeemable instruments interest costs on the Consolidated Statements of Operations and distributions declared but not yet paid as of December 31, 2024 and 2023 are recorded in accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets, respectively.

Unregistered Sales of Equity Securities

All sales of unregistered securities during the year ended December 31, 2024 were previously disclosed.

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

As of December 31, 2024, we received net proceeds of $93.3 million from the Offering. The following table summarizes certain information about the Offering proceeds ($ and shares in thousands):

	Class D Shares	Class I Shares	Class S Shares	Class T Shares	Total
Offering proceeds:
Shares sold(1)	1,008	7,956	56	—	9,020
Gross offering proceeds	$10,428	$82,311	$626	$—	$93,365
Selling commissions and other dealer manager fees	—	—	(15)	—	(15)
Stockholder servicing fees(2)	—	—	(40)	—	(40)
Net offering proceeds	$10,428	$82,311	$571	$—	$93,310

(1) Shares sold includes shares issued under our distribution reinvestment plan.

(2) Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class D, Class S, and Class T shares. As of December 31, 2024, we had accrued under GAAP $1.6 million of stockholder servicing fees. The stockholder servicing fee on Class D shares was waived during the year ended December 31, 2024, and the NAV attributable to current stockholders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity.

As of December 31, 2024, we primarily used the net proceeds from the unregistered sales along with the proceeds received from the Offering toward the acquisition of $398.5 million of real estate, investments in real estate debt of $79.2 million and investments of $6.4 million in real estate-related and other securities. In addition to the net proceeds from the Offering, we financed our investments with $41.7 million of financing from the Credit Facility, which was subsequently repaid in full, $46.8 million from our Repurchase Facility, excluding deferred financing costs and $125.0 million from mortgage notes, excluding deferred financing costs, including an assumed mortgage loan of $28.2 million. See Item 7 — "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" for additional details on our borrowings.

Share Repurchases

Share Repurchase Plan

We adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of our shares is limited to 2% of the aggregate NAV per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and 5% of the aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to stockholders as of the end of the immediately preceding three months). Shares are repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year are repurchased at 98% of the transaction price. In the event we determine to repurchase some but not all of the shares submitted for repurchase during any month, shares submitted for repurchase during such month will be repurchased on a pro rata basis based on the amount requested after we have repurchased all shares for which repurchase was requested due to death or disability and other limited exceptions. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds we may use for repurchase during any calendar month and quarter.

During the three months ended December 31, 2024, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period:

Period	Total number of shares (or Units) repurchased	Repurchases as a percentage of NAV(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Repurchased Under the Publicly Announced Plans or Programs
October 2024	14,988	0.08%	$10.43	14,988	—
November 2024	50,590	0.24%	10.45	50,590	—
December 2024	—	—	—	—	—

(1) Represents aggregate NAV of shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.

Class E Share Repurchase Rights

Class E Shares Issued in the Initial Capitalization. The Class E shares issued in the Initial Capitalization are not eligible for repurchase pursuant to our share repurchase plan. Such Class E shares will only be eligible for repurchase by us either (depending on the terms negotiated with the holder) (a) following the earlier to occur of (i) July 22, 2025, which is the third anniversary of the date that we commenced the Offering, and (ii) the date that our aggregate NAV is at least $1.5 billion, or (b) on or after January 1, 2030. Following the applicable holding period, holders of Class E shares (other than the Class E shares purchased by JPMIM as part of the Initial Capitalization, which are subject to special terms discussed below) may request that we repurchase their Class E shares on a monthly basis. We will repurchase Class E shares at a price per share equal to the most recently determined NAV per Class E share as of the repurchase date.

The aggregate amount of Class E shares issued in the Initial Capitalization that we are required to repurchase in any month will be limited to an amount equal to any remaining availability for share repurchases pursuant to the terms and conditions of our share repurchase plan, after we have fulfilled all repurchase requests submitted pursuant to our share repurchase plan. To the extent repurchase requests for Class E shares issued in the Initial Capitalization exceed the threshold set forth above, such shares will be repurchased on a pro rata basis based on each requesting stockholder’s respective percentage ownership in us immediately prior to such repurchase (not to exceed an aggregate number of shares equal to the amount available under our share repurchase plan’s 2% monthly and 5% quarterly caps). In addition, we will not repurchase any Class E shares during any period that our share repurchase plan has been suspended.

Although the Class E shares issued in the Initial Capitalization are not eligible for repurchase pursuant to our share repurchase plan, the Class E shares that we issue to employees or affiliates of J.P. Morgan in a private offering and Class E shares issued to our independent directors in connection with their compensation, are eligible for repurchase pursuant to our share repurchase plan in the same manner as publicly offered shares. In addition, Class E shares issued to certain accredited investors in a private offering of Class E shares will be eligible for repurchase pursuant to our share repurchase plan following the earlier to occur of (i) July 22, 2025, which is the third anniversary of the date that we commenced this public offering, and (ii) the date that our aggregate NAV is at least $1.5 billion.

Class E and Class I Shares Issued in a Private Offering of Class E and Class I Shares. The Class E and Class I shares issued in a private offering of Class E and Class I shares are not eligible for repurchase pursuant to the share repurchase plan until the earlier to occur of (i) July 22, 2025, which is the third anniversary of the date that we commenced this public offering, and (ii) the date that our aggregate NAV is at least $1.5 billion. Following such period, holders of Class E and Class I shares purchased in a private offering of Class E and Class I shares may request that we repurchase their Class E and Class I shares on a monthly basis, provided that such holders request that we repurchase an equal dollar amount of Class E and Class I shares, and subject to the terms and limitations set forth in our share repurchase plan. We will repurchase Class E and Class I shares at a price per share equal to the most recently determined NAV per Class E and Class I share, respectively, as of the repurchase date.

Class E Shares Issued in a Private Offering of Class E Shares. On or after January 1, 2030, holders of Class E shares acquired in a private offering of Class E shares may on a monthly basis request that we repurchase a portion of their Class E shares acquired in such offering pursuant to our share repurchase plan, subject to the terms and limitations set forth in our share repurchase plan.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to "Company," "we," "us," or "our" refer to J.P. Morgan Real Estate Income Trust, Inc. unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part I Item 1A — "Risk Factors" in this Annual Report.

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

We currently qualify, and intend to continuously qualify, as a REIT for federal income tax purposes. We own all or substantially all of our assets through the Operating Partnership, of which we are the sole general partner.

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

Our initial public offering of our common stock commenced on July 22, 2022. We acquired our first investment on September 2, 2022. In addition to the Offering, we are conducting several private offerings.

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

2024 Highlights

Capital raising and distributions

•
Raised net proceeds of $208.8 million from the sale of shares of our common stock during the year ended December 31, 2024.

•
Declared distributions totaling $12.7 million for the year ended December 31, 2024, including $4.3 million related to Class E shares and Class E units owned by the Adviser. The details of the average annualized distributions rates and total returns as of December 31, 2024 are shown in the following table:

	Class D	Class I	Class S	Class E	Class Y
Average annualized distribution rate(1)	4.32%	4.30%	3.28%	4.08%	3.24%
Year-to-date total return, without upfront selling commissions(2)	6.06%	6.11%	6.12%	7.92%	5.78%
Year-to-date total return, assuming maximum upfront selling commissions(2)	4.49%	6.11%	2.54%	7.92%	2.20%
Inception-to-date total return, without upfront selling commissions(2) (3)	6.12%	6.20%	3.35%	8.14%	5.78%
Inception-to-date total return, assuming maximum upfront selling commissions(2) (3)	5.33%	6.20%	0.87%	8.14%	2.20%

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

(3) The inception date was January 3, 2023 for Class D shares, November 1, 2023 for Class I shares, August 1, 2023 for Class S shares, August 1, 2022 for Class E shares and January 2, 2024 for Class Y shares.

Investing

•
We acquired one retail property, two industrial properties and completed the acquisition of a single-family rental residential community for a total purchase price of $107.9 million, inclusive of closing costs. The acquisitions were primarily funded with proceeds from the sale of common stock. See Note 4 — "Investments in Real Estate" to our consolidated financial statements in this Annual Report.
o
On December 1, 2023, we entered into a purchase and sale agreement to acquire a single-family rental residential community under development ("Fiore") located within the Sarasota, Florida metropolitan area. Fiore contains 126 three-bedroom townhomes. On February 26, 2024, we closed on the second tranche of 36 townhomes for $13.1 million, inclusive of closing costs. On April 24, 2024, June 25, 2024 and September 10, 2024, we closed on the third, fourth and fifth and final tranches, respectively, each consisting of 18 townhomes for a total purchase price of $19.6 million, inclusive of closing costs.
o
On May 16, 2024, we acquired a 95% interest in a 99,837-square foot, 100% leased, Class A grocery-anchored shopping center ("Shops at Grand Avenue") in the Maspeth neighborhood of Queens, New York. The total purchase price was $48.3 million, exclusive of closing costs. Our net purchase price paid was $46.1 million, inclusive of closing costs.
o
On November 5, 2024, we acquired two sites containing three infill logistics and storage buildings totaling 154,490-square feet for a total purchase price of $25.8 million, exclusive of closing costs, located in Tampa and Pinellas Park, Florida. The properties were fully leased at acquisition.
•
On August 26, 2024, we closed on a $62.4 million commercial mortgage loan (the "Commercial Mortgage Loan") to finance the acquisition of Satori West Ashley, a 297-unit multifamily property located in Charleston, South Carolina.
•
Invested in a money market fund managed by an affiliate of the Adviser with a balance of $118.7 million at December 31, 2024.

Financings

•
On April 2, 2024, we closed on a five-year, $10.0 million loan secured by 6200 Bristol. The loan carries an interest rate of the CME Term Secured Overnight Financing Rate ("SOFR") plus 2.05%. In conjunction with the loan transaction, we entered into an interest rate swap which fixed the interest rate at 6.26%.
•
On August 22, 2024, we entered into the Repurchase Facility. The Repurchase Facility provides for a maximum aggregate purchase price of $150 million, of which $46.8 million was borrowed during the year to finance the origination of the Commercial Mortgage Loan.

Portfolio

The following chart outlines the percentage of our assets across investments in real estate, investments in real estate debt and investments in real estate-related and other securities based on fair value by category as of December 31, 2024:

Asset Allocation(1)
1%
16%
83%
Real estate
Real estate debt
Real estate-related and other securities

(1) Real estate includes our direct property investments; real estate debt consists of a mezzanine loan and the Commercial Mortgage Loan; and real estate-related and other securities consist of our U.S. Treasury bills investments and CMBS.

The following charts further describe the composition of our investments in real estate based on estimated fair value as of December 31, 2024:

Property Type
13%
46%
30%
11%
Multifamily
Single-family rental
Industrial
Retail

Investments in real estate

As of December 31, 2024, we owned nine real estate properties, which are summarized in the following table ($ in thousands):

Property type	Number of Properties	Sq. Ft. (in thousands)/Number of Units	Occupancy Rate(1)	Gross Asset Value(2)	Revenue(3)	Percent of Revenue
Multifamily	3	688 units	94%	$192,981	$14,989	53%
Single-family rental(4)	1	126 units	—%	46,400	—	—%
Industrial	4	714 sq. ft.	100%	123,521	7,266	26%
Retail	1	100 sq. ft.	100%	54,630	5,862	21%
Total	9			$417,532	$28,117	100%

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

(2) Based on fair value as of December 31, 2024.

(3) Revenue is calculated as annualized revenue inclusive of tenant recoveries, straight-line rent, above-market lease amortization and below-market lease amortization. As our single-family rental property is currently in lease-up, the property’s revenue has been excluded.

(4) The 126 Fiore townhomes are included as a single property.

The following table provides information regarding our real estate properties as of December 31, 2024:

Property Type and Investment	Number of Properties	Location(3)	Acquisition Date	Ownership Interest(1)	Sq. Feet (in thousands)/Number of Units	Occupancy(2)
Multifamily:
Caroline West Gray	1	Houston, TX	November 2022	95%	275 units	91%
Caroline Post Oak	1	Houston, TX	November 2022	95%	238 units	93%
Coda on Centre	1	Pittsburgh, PA	December 2022	100%	175 units	96%
Total multifamily	3				688 units
Single-family rental:
Fiore(4)	1	Sarasota, FL	December 2023 - September 2024	100%	126 units	—%
Total single-family rental	1				126 units
Industrial:
6200 Bristol	1	Philadelphia, PA	October 2022	100%	424 sq. ft.	100%
Savannah Truck Terminal	1	Savannah, GA	July 2023	100%	136 sq. ft.	100%
PODS	2	Various(5)	November 2024	100%	154 sq. ft.	100%
Total industrial	4				714 sq. ft.
Retail:
Shops at Grand Avenue	1	Queens, NY	May 2024	95%	100 sq. ft.	100%
Total retail	1				100 sq. ft.

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

(5) Includes one property located in Tampa, Florida and one located in Pinellas Park, Florida.

Lease expirations

The following table details the expiring leases at our industrial properties by annualized base rent as of December 31, 2024 ($ in thousands). The table below excludes our multifamily and single-family rental properties as substantially all leases at such properties expire within 12 months:

	Industrial			Retail
Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Based Rent Expiring	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Based Rent Expiring
2025	—	$—	—%	—	$—	—%
2026	—	—	—%	—	—	—%
2027	—	—	—%	1	98	3%
2028	—	—	—%	3	612	17%
2029	1	561	8%	—	—	—%
2030	1	3,972	58%	2	386	10%
2031	—	—	—%	1	157	4%
2032	—	—	—%	—	—	—%
2033	—	—	—%	1	1,836	50%
2034	—	—	—%	2	393	11%
Thereafter	2	2,319	34%	1	195	5%
Total	4	$6,852	100%	11	$3,677	100%

(1) Annualized base rent is determined from the annualized straight-line rent due to expire in the year of lease expiration and excludes tenant recoveries, above-market lease amortization and below-market lease amortization.

Investments in real estate debt

The following table summarizes our investments in real estate debt as of December 31, 2024 and December 31, 2023 ($ in thousands):

					December 31, 2024		December 31, 2023
Real Estate Debt	Number of Positions	Credit Rating	Coupon	Maturity Date	Cost Basis	Fair Value	Cost Basis	Fair Value
Mezzanine Loan	1	Not Rated	SOFR(1) + 5.22%	September 9, 2025	$16,825	$16,825	$16,825	$16,825
Commercial Mortgage Loan	1	Not Rated	SOFR(1) + 2.65%	September 5, 2026	62,400	62,485	—	—
Total investments in real estate debt	2				$79,225	$79,310	$16,825	$16,825

(1) SOFR was 4.33% and 5.35% at December 31, 2024 and 2023, respectively.

Investments in real estate-related and other securities

The following table summarizes our investment in real estate-related and other securities as of December 31, 2024 and December 31, 2023 ($ in thousands):

			December 31, 2024			December 31, 2023
Real Estate-Related and Other Securities	Coupon	Maturity Date	Face Amount	Cost Basis	Fair Value	Face Amount	Cost Basis	Fair Value
CMBS(1)	6.5%	September 15, 2035	$5,800	$5,797	$5,829	$—	$—	$—
U.S. Treasury(2)	N/A	March 14, 2024	—	—	—	420	409	416
U.S. Treasury(2)	N/A	April 17, 2025	595	582	588	—	—	—
Total real estate-related and other securities			$6,395	$6,379	$6,417	$420	$409	$416

(1) The CMBS coupon and maturity date represent a weighted-average.

(2) Includes $0.5 million and $0.4 million of securities pledged as collateral related to the Treasury note futures contracts as of December 31, 2024 and 2023, respectively.

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	For the Years Ended December 31,		Change
	2024	2023	$
Revenues
Rental revenue	$25,253	$17,713	$7,540
Total revenues	25,253	17,713	7,540
Expenses
Rental property operating	9,947	5,274	4,673
General and administrative	4,641	3,835	806
Depreciation and amortization	10,057	7,860	2,197
Total expenses	24,645	16,969	7,676
Other income (expense), net
Income from investments in real estate debt	4,125	1,738	2,387
Income (loss) from investments in real estate-related and other securities	109	(372)	481
Mandatorily redeemable instruments interest costs	(7,870)	(4,500)	(3,370)
Interest expense	(8,116)	(7,245)	(871)
Other income, net	1,349	1,206	143
Total other expense, net	(10,403)	(9,173)	(1,230)
Net loss	$(9,795)	$(8,429)	$(1,366)
Net loss attributable to non-controlling interests in consolidated joint ventures	(52)	(103)	51
Net loss attributable to JPMREIT stockholders	$(9,743)	$(8,326)	$(1,417)
Net loss per share of common stock – basic and diluted	$(0.52)	$(1.03)	$0.51
Weighted-average shares of common stock outstanding - basic and diluted	18,731	8,069	10,662

Rental revenue

Rental revenue increased for the year ended December 31, 2024 in comparison to the corresponding period in 2023 due to the timing of acquisitions made during the year ended December 31, 2023 and new acquisitions made during the year ended December 31, 2024. Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, single-family rental, retail and industrial properties. Rental revenue, aside from short-term leases generally less than one year in term, is recognized on a straight-line basis over the life of the lease, including any fixed and measurable rent escalations and abatements.

Rental property operating expenses

Rental property operating expenses consist of the costs of ownership and operation of the real estate investments. Examples of rental property operating expenses include insurance, utilities, real estate taxes and repair and maintenance expenses. Rental property operating expenses also include general and administrative expenses unrelated to the operations of the properties. Rental property operating expenses increased for the year ended December 31, 2024 in comparison to the corresponding period in 2023 due to the timing of acquisitions made during the year ended December 31, 2023 and new acquisitions made during the year ended December 31, 2024.

General and administrative expenses

During the year ended December 31, 2024, general and administrative expenses increased by $0.8 million in comparison to the corresponding period in 2023. The increase in general and administrative expenses was driven by an increase in accrued performance participation fees of $0.8 million, and increase in accrued asset management fees of $0.6 million partially offset by a decrease in legal and advisory fees of $0.6 million.

Depreciation and amortization expenses

Depreciation and amortization expenses are impacted by the fair values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. During the year ended December 31, 2024, depreciation and amortization expenses increased by $2.2 million in comparison to the corresponding period in 2023. The increase in depreciation and amortization expenses were driven by an increase in depreciation of $2.8 million, partially offset by a decrease in amortization expense of in-place lease intangibles of $0.6 million due to the timing of acquisitions made during the year ended December 31, 2023, intangibles being fully amortized during 2023 and new acquisitions made during the year ended December 31, 2024.

Income from investments in real estate debt

During the year ended December 31, 2024, income from our investments in real estate debt increased by $2.4 million in comparison to the corresponding period in 2023 primarily due to our acquisition of new investments in real estate debt during 2024 and an origination fee increase of $0.6 million.

Income (loss) from investments in real estate-related and other securities

During the year ended December 31, 2024, income (loss) from our investments in real estate-related and other securities increased by $0.5 million in comparison to the corresponding period in 2023 primarily due to a decrease in realized losses on securities and U.S. Treasury bills of $0.6 million.

Mandatorily redeemable instruments interest costs

During the year ended December 31, 2024, mandatorily redeemable instruments interest costs increased by $3.4 million in comparison to the corresponding period in 2023 due to an increase in the allocation of appreciation of $2.0 million relating to the charge on the redemption value adjustment of Mandatorily Redeemable Instruments and an increase in distribution expense of $1.4 million.

Interest expense

During the year ended December 31, 2024, interest expense increased by $0.9 million in comparison to the corresponding period in 2023. Interest expense primarily consists of interest expense incurred on our mortgage notes, Credit Facility and Repurchase Facility. The change in interest expense was primarily attributable to an increase in interest expense relating to new mortgage notes and new borrowings under the Repurchase Facility, partially offset by a decrease in interest expense relating to our Credit Facility and a decrease in the amortization of deferred financing costs.

Other income, net

During the year ended December 31, 2024, other income, net increased by $0.1 million in comparison to the corresponding period in 2023 primarily due to an increase in dividend income of $1.4 million from our investment in a money market fund, partially offset by an increase in net unrealized losses on Treasury note futures contracts of $1.3 million.

Net loss attributable to non-controlling interests in consolidated joint ventures

During the year ended December 31, 2024, net loss attributable to non-controlling interests in consolidated joint ventures decreased by $0.05 million in comparison to the corresponding period in 2023 primarily due to the intangible assets pertaining to the Caroline West Gray and Caroline Post Oak properties fully amortizing during 2023.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating fees and expenses and to pay interest on any outstanding indebtedness we may incur. Our offering and operating fees and expenses include the management fee we pay to the Adviser, the performance participation allocation that the Operating Partnership pays to the Special Limited Partner, stockholder servicing fees we pay to the Dealer Manager, legal, audit, tax and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees.

The Adviser advanced our organization and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through July 22, 2024, which marked the second anniversary of the commencement of the Offering. We began reimbursing the Adviser for such advanced expenses ratably over the 60 months following such date. The Adviser incurred organization and offering expenses on our behalf of $7.5 million and $6.6 million, of which $6.9 million and $6.6 million remained outstanding as of December 31, 2024 and 2023, respectively which are included in due to affiliate on our Consolidated Balance Sheets. In addition, the Adviser will advance on our behalf certain of our operating expenses through the earlier of (i) the first date that our NAV reaches $1.0 billion and (ii) December 31, 2026 at which point we will reimburse the Adviser for all such advanced expenses ratably over the 60 months following such date. The Adviser advanced, and we accrued, approximately $11.0 million and $7.9 million of operating expenses which are included in due to affiliate on our Consolidated Balance Sheets in this Annual Report as of December 31, 2024 and December 31, 2023, respectively.

We elected to be taxed as a REIT under Sections 856 through 860 of the Code beginning with our taxable year ended December 31, 2023. In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets.

On November 15, 2021, we were capitalized with a $0.2 million investment by the Adviser in exchange for 20,000 shares of our Class E common stock. The Adviser has agreed to not sell, transfer or dispose of the shares to any party other than an affiliate of the Adviser for so long as the Adviser or its affiliate performs an advisory function for us.

Pursuant to a private offering whose commitments have been fully called, as of December 31, 2024, we have sold $67.9 million in Class E shares and $94.2 million in Class E units from such commitments. In addition, we sold $4.2 million Class E shares to employees of the Adviser.

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

On April 2, 2024, we closed on a five-year, $10.0 million loan secured by 6200 Bristol. The loan carries an interest rate of SOFR plus 2.05%. In conjunction with the loan transaction, we entered into an interest rate swap which fixed the interest rate at 6.26%.

The following table is a summary of our mortgage notes as of December 31, 2024 and December 31, 2023 ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	December 31, 2024	December 31, 2023
Caroline West Gray	5.44%	December 1, 2029	$45,911	$45,911
Caroline Post Oak	5.44%	December 1, 2029	40,528	40,528
Coda on Centre	4.28%	May 1, 2029	28,397	28,907
6200 Bristol(1)	SOFR + 2.05%	April 1, 2029	10,000	—
Total loans secured by real estate			124,836	115,346
Deferred financing costs, net			(1,142)	(1,030)
Mortgage discount, net			(603)	(739)
Mortgage notes, net			$123,091	$113,577

(1) We entered into a non-hedge interest rate swap on April 2, 2024, which fixed the rate at 6.26%.

On August 22, 2024, we entered into the Repurchase Facility with U.S. Bank National Association (the "Buyer"). The Repurchase Facility provides for a maximum aggregate purchase price of $150 million and has a three-year term plus two, one-year extension options. Subject to the terms and conditions thereof, the Repurchase Facility provides for the purchase, sale and repurchase of senior mortgage loans and participation interests in performing senior mortgage loans satisfying certain conditions set forth in the Repurchase Facility.

Advances under the Repurchase Facility accrue interest at a per annum rate equal to the Term SOFR Base Rate (as defined in the Repurchase Facility) for a one-month period plus a margin as agreed upon by us and the Buyer for each transaction. The Repurchase Facility contains affirmative and negative covenants and provisions regarding events of default that are normal and customary for similar repurchase facilities. The Operating Partnership has agreed to provide a limited guarantee of the obligations of us under the Repurchase Facility.

The following table is a summary of our indebtedness under our the Repurchase Facility as of December 31, 2024 and December 31, 2023 ($ in thousands):

				Borrowings Outstanding
	Maximum Facility Size	Interest Rate	Maturity Date	December 31, 2024	December 31, 2023
Repurchase Facility	$150,000	SOFR(1) + 1.80%	August 22, 2027	$46,800	$—
Less: Unamortized deferred financing costs				(417)	—
	$150,000			$46,383	$—

(1) SOFR at December 31, 2024 was 4.33%.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Net cash provided by operating activities	$5,974	$2,402	$1,134
Net cash used in investing activities	(167,459)	(90,532)	(193,046)
Net cash provided by financing activities	257,194	115,025	197,500
Net change in cash and cash equivalents	$95,709	$26,895	$5,588

Cash flows provided by operating activities increased by $3.6 million for the year ended December 31, 2024 compared to the corresponding period in 2023 due to an increase in cash flows from operations from our investments in real estate as a result of growth in the size of our portfolio.

Cash flows used in investing activities increased by $76.9 million for the year ended December 31, 2024 compared to the corresponding period in 2023 primarily due to an increase of $62.4 million from the origination and purchase of investments in real estate debt and increase of $15.3 million in the acquisition of real estate.

Cash flows provided by financing activities increased by $142.2 million for the year ended December 31, 2024 compared to the corresponding period in 2023 primarily due to an increase in proceeds from the issuance of common stock of $103.7 million, $46.8 million of proceeds from the repurchase facility, a decrease of $40.2 million of repayments of the Credit Facility and $10.0 million of proceeds from mortgage notes partially offset by a decrease in proceeds from the issuance of Mandatorily Redeemable Instruments of $54.4 million.

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

Purchase price allocation of acquired investments in real estate

Upon the acquisition of a property, we assess the fair value of acquired tangible and intangible assets and liabilities (including land, buildings, tenant improvements, above-market and below-market leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocate the purchase price to the acquired assets and assumed liabilities on a relative fair value basis in accordance with Accounting Standard Codification 805, Business Combinations. All expenses related to asset acquisitions are capitalized and allocated among the identified assets. Generally, the most significant portion of the allocation is to the building and land and requires the use of market-based estimates and assumptions.

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

Impairment of long-lived assets

We review real estate properties (including any related amortizable intangible assets or liabilities) for impairment each quarter or when there is an indicator, including, but not limited to, property operating performance, changes in anticipated holding period and general market conditions, that the value of the real estate properties may be impaired. Our estimate of the expected future cash flows in testing for impairment is subjective and based on, among other things, our estimates regarding future market conditions, rental rates, occupancy levels, costs of tenant improvements, assumptions regarding the residual value of our properties at the end of our anticipated holding period, discount rates, exit capitalization rates and the length of our anticipated holding period. In preparing the projection of undiscounted future cash flows, we estimate exit capitalization rates and market rental rates using information that we obtain from market comparability studies and other comparable sources and apply the undiscounted cash flows against our expected holding period. These assumptions could differ materially from actual results. If changes in our strategy or the market conditions result in a reduction in the holding period and an earlier sale date, an impairment loss could be recognized and such loss could be material. If impairment was indicated, the carrying value of the property would be written down to its estimated fair value based on our best estimate of the property's discounted future cash flows using market derived capitalization rates, discount rates and market rental rates applied against our expected hold period.

Using the methodology discussed above, we evaluated our portfolio, as of December 31, 2024 and 2023, for impairment indicators. We did not record any impairment losses for the years ended December 31, 2024 or 2023.

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

Investments in real estate debt

Our investments in real estate debt consist of an investment in a mezzanine loan and the Commercial Mortgage Loan. Our investments in real estate debt are carried at fair value as we elected the fair value option. Investments with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Our real estate debt investments are unlikely to have readily available market quotations. As such, we determine fair value by utilizing or reviewing certain of the following (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios and (vii) borrower financial condition and performance. We classify these investments as Level 3 within the valuation hierarchy. Judgments used to determine fair value of Level 3 instruments are more significant than those required when determining the fair value of instruments classified as Level 1 or 2 due to the inherent uncertainty of the estimates and judgments used. These values may differ materially from the values that would have been used had a ready market for these investments existed. External factors may cause those values and the values of those investments for which readily observable inputs exists, to increase or decrease over time, impacting the value of our investments which are recorded in income from investments in real estate debt on the Consolidated Statements of Operations.

Recent Accounting Pronouncements

See Note 3 — "Summary of Significant Accounting Policies" to our consolidated financial statements in this Annual Report for a discussion concerning recent accounting pronouncements.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to December 31, 2024 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness(1)	$211,460	$10,070	$66,173	$135,217	$—
Organizational, offering and operating costs	17,838	1,502	5,198	6,750	4,388
Mandatorily redeemable instruments(2)	105,325	105,325	—	—	—
Total	$334,623	$116,897	$71,371	$141,967	$4,388

(1) The allocation of our indebtedness includes both principal and interest payments.

(2) We will be required to repurchase Mandatorily Redeemable Instruments owned by JPMIM starting at the earliest of (i) the first date that our NAV reaches $1.5 billion or (ii) July 22, 2025, three years from the commencement of the Offering. See Note 13 — "Mandatorily Redeemable Instruments" to our consolidated financial statements in this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to interest rate risk with respect to our variable-rate indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We may seek to manage or mitigate our exposure to interest rate risk through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of December 31, 2024, the outstanding principal balance of our variable rate indebtedness was $56.8 million.

Certain of our mortgage loans and other indebtedness are variable rate and indexed to SOFR. For the year ended December 31, 2024, a 10% increase in SOFR would have resulted in increased interest expense of $0.04 million. We have executed an interest rate swap and Treasury note future contracts with an aggregate notional amount of $38.0 million as of December 31, 2024 to hedge the risk of increasing interest rates.

We have invested a portion of our portfolio in floating-rate investments in real estate debt and real estate-related and other securities and intend to invest in both fixed- and floating-rate real estate debt investments and securities in the future. On floating-rate investments in real estate debt and real estate-related and other securities, our net income will increase or decrease depending on interest rate movements. For the year ended December 31, 2024, a 10% decrease in the reference rate would have resulted in decreased interest income from our floating-rate investments in real estate debt of $0.2 million. Additionally, interest rate movement can impact the valuation of real estate debt and real estate-related and other securities depending on various aspects of the instrument, including the credit rating, duration and structure of the interest rate payments.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our principal executive officer and principal financial officer, evaluated as of December 31, 2024, the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2024.

The rules of the SEC do not require, and this Annual Report does not include, an attestation report of an independent registered public accounting firm regarding internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers are set forth below.*

Name	Age	Position
Chad Tredway	41	Chairperson of the Board and Chief Executive Officer
Douglas A. Schwartz	54	Co-President
Dave S. Esrig	58	Co-President
Lawrence A. Goodfield, Jr.	46	Chief Financial Officer and Treasurer
Christian P. Porwoll	58	Secretary
J. Scott Napier	55	Senior Vice President - Head of Investor Relations
Randy A. Daniels	73	Independent Director
Justin M. Murphy	58	Independent Director
Yvonne D. Nelson	66	Independent Director
William L. Ramseyer	83	Lead Independent Director

*As of March 18, 2025.

Chad Tredway has served as our Chairperson of the Board, Chief Executive Officer and member of our board of directors since March 2024. Mr. Tredway has been a Managing Director of JPMIM since December 2023 and Head of Real Estate Americas since February 2024. Previously, Mr. Tredway founded and led Trio Investment Group (“Trio”), a boutique real estate investment management firm, specializing in institutional sale leaseback strategies, now part of JPMAM's Real Estate Americas. Prior to founding Trio in 2021, Mr. Tredway was Managing Director and Head of J.P. Morgan's Real Estate Banking business. In this role, Mr. Tredway oversaw more than $20 billion in commercial real estate loan exposure and led a national team of 250 professionals. Furthermore, Mr. Tredway held senior roles within Commercial Term Lending at J.P. Morgan, where he helped build the largest multifamily lending portfolio in the United States. Mr. Tredway holds a B.A. from Loyola University Chicago.

Mr. Tredway is a valuable member of our board of directors because of his extensive real estate investment and real estate debt experience and his tenure with J.P. Morgan.

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

J. Scott Napier has served as our Senior Vice President - Head of Investor Relations since March 2024. In his role, Mr. Napier leads a team of investment specialists focused on advising clients on real estate strategies and execution. Prior to joining J.P. Morgan in August 2022, Mr. Napier was Senior Vice President, Head of Intermediary Distribution at Heitman LLC, where he led distribution, product development and operations for the Wealth Management business from May 2018 to August 2022. Mr. Napier has also held senior leadership roles at Invesco and Oppenheimer Funds. Mr. Napier is on the Board of the Institute for Portfolio Alternatives and holds the Certified Investment Management Analyst (CIMA) designation. Mr. Napier maintains the Series 7, 66, 63 and 24 FINRA licenses and received a M.B.A. from Emory University Goizueta School of Business and B.A. from The University of Texas.

Randy A. Daniels has served as an Independent Director since June 2022. Since April 2006, Mr. Daniels has served as the President of RAD Development Associates LLC, a privately held real estate advisory firm, which assists major Chinese institutional investors identify viable real estate investment partners and projects in the United States. From January 2015 to December 2019, Mr. Daniels was a Managing Director at Pickwick Capital Partners, where he specialized in the private placement of foreign investment in real estate development projects in the United States. From April 2007 to December 2014, Mr. Daniels served as Vice Chairman, Director, and a member of the Real Estate Investment Group at Gilford Securities, a FINRA-registered broker-dealer and Securities Investor Protection Corporation member, where he specialized in the private placement of foreign investment in real estate development projects in the United States. Since April 2019, Mr. Daniels served as a director and as a member of the audit committee of Acrophyte Hospitality Trust, a publicly traded entity on the Singapore Exchange. He has served as Chairman of the board of directors of BWC Terminals, Inc., a privately held bulk liquid storage company, since August 2018, and Mr. Daniels has served on the board of managers of a U.S. real estate core-plus investments fund since April 2012. From 2007 to 2018, Mr. Daniels served on the board of managers of a real-asset investment fund focused on core and core-plus infrastructure assets globally. From 2001 to 2005, Mr. Daniels served as the Secretary of State for the State of New York. Mr. Daniels holds a B.S. in Economics, Political Science and Broadcast Journalism from Southern Illinois University, Carbondale.

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

Insider Trading Policy

We have an insider trading policy governing the purchase, sale, repurchase and other dispositions of our securities that applies to our directors, the Adviser, our employees (if any), all employees of the Adviser who provide services to the Adviser related to us, including our officers, and other covered persons.We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report.

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

ITEM 11. EXECUTIVE COMPENSATION

Independent Director Compensation

Starting July 22, 2022, each of our independent directors received an annual retainer of $75,000, consisting of $50,000 paid in equal quarterly installments in cash or Class E shares based on the most recent NAV, or a combination thereof, at the election of the director, and $25,000 in the form of an annual grant of Class E restricted common stock. The restricted stock vests one year from the date of grant and is based on the per-share price of our common stock offered in our Primary Offering. In addition, the chairperson of our audit committee receives an additional annual cash retainer of $10,000. We do not intend to pay our directors additional fees for attending board meetings, but we intend to reimburse each of our directors for reasonable out-of-pocket expenses incurred in attending board and committee meetings (including, but not limited to, airfare, hotel and food). Our directors who are affiliated with the Adviser or J.P. Morgan will not receive additional compensation for serving on the board of directors or committees thereof.

The following table sets forth the compensation to our independent directors for the fiscal year ended December 31, 2024 ($ in thousands):

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Randy A. Daniels	$35	$50	$85
Justin M. Murphy	50	25	75
Yvonne D. Nelson	25	50	75
William L. Ramseyer	50	25	75

(1) Includes the total value in restricted and unrestricted Class E common stock awarded to each of our independent directors during 2024. The grants of Class E restricted common stock were made on August 12, 2024 and vest one year from the date of issuance. The restricted stock grants were valued based on a NAV per share of $10.80, the then-current NAV per share of our Class E common stock.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFITICAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2024, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time:

Plan category	(a) Number of Securities to be issued upon exercise of outstanding options, warranties, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by the security holders	—	$—	471,564
Equity compensation plans not approved by the security holders	N/A	N/A	N/A
Total	—	$—	471,564

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 18, 2025, information regarding the number and percentage of shares owned by each director, our chief executive officer, each executive officer, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of outstanding shares of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the directors and executive officers and 5% stockholders named below is in care of our principal executive offices at 277 Park Avenue, 9th Floor, New York, New York 10172.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of common shares
Directors and Named Executive Officers
Chad Tredway	—	0%
Douglas A. Schwartz	132,130	*
Dave S. Esrig	7,953	*
Lawrence A. Goodfield, Jr.	5,480	*
Christian P. Porwoll	5,476	*
J. Scott Napier	3,622	*
Randy A. Daniels	13,611	*
Justin M. Murphy	7,561	*
Yvonne D. Nelson	13,611	*
William L. Ramseyer	5,520	*
All directors and executive officers as a group (10 persons)	194,964	<1%
5% Stockholders
JPM REIT SAGM, LLC	3,637,653	6%

* Less than 1%

(1) All shares listed in the table are Class E shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our charter and corporate governance guidelines require a majority of the members of our board of directors to be "independent" directors. Our audit committee charter also requires that all members of our audit committee be independent. Based upon its review, our board of directors determined that each of Randy A. Daniels, Justin M. Murphy, Yvonne D. Nelson and William L. Ramseyer are "independent" members of our board of directors under our charter and the applicable rules of the SEC and the listing standards of the New York Stock Exchange, including with respect to their committee service on our audit committee.

Under our charter, a majority of our directors must be independent directors, except for a period of up to 60 days after the death, removal or resignation of an independent director pending the election of a successor independent director. Consistent with the NASAA REIT Guidelines, our charter, which is available on our website at www.jpmreit.com, defines an independent director as a director who is not and has not for the last two years been associated, directly or indirectly, with J.P. Morgan or the Adviser. A director is deemed to be associated with J.P. Morgan or the Adviser if he or she owns any interest (other than an interest in us or an immaterial interest in an affiliate of us) in, is employed by, is an officer or director of, or has any material business or professional relationship with J.P. Morgan, the Adviser or any of their affiliates, performs services (other than as a director) for us, or serves as a director or trustee for more than three REITs sponsored by J.P. Morgan or advised by the Adviser. A business or professional relationship will be deemed material per se if the gross income derived by the director from J.P. Morgan, the Adviser or any of their affiliates exceeds 5% of (1) the director’s annual gross income derived from all sources during either of the last two years or (2) the director’s net worth on a fair market value basis. An indirect relationship is defined to include circumstances in which the director’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with us, J.P. Morgan, the Adviser or any of their affiliates. Our charter requires that a director have at least three years of relevant experience demonstrating the knowledge required to successfully acquire and manage the type of assets that we intend to acquire. Our charter also requires that at all times at least one of our independent directors must have at least three years of relevant real estate experience.

The Adviser and J.P. Morgan

We are externally managed by J.P. Morgan Investment Management Inc. JPMIM is one of the industry’s premier global real estate investment managers. JPMIM has over 60 years of experience advising and managing some of the world’s most respected corporations, pension plans, governments, institutions and high net worth investors on their real estate investments, with assets under management of approximately $79 billion of debt and equity real estate investments, including approximately $67 billion in assets managed in the United States by its Real Estate Americas platform as of December 31, 2024.

Real Estate Americas ("REA") refers to J.P. Morgan Asset Management Holdings Inc. and its respective affiliates and subsidiaries and, where applicable, any successor thereto comprising the investment management businesses of JPMIM, JPMorgan Chase & Co. and their respective affiliates and subsidiaries and, where applicable, any successor thereto, with expertise in real estate and real estate-related investments in the United States. The REA platform has earned a market leadership position through its strategic relationships and information advantage. The REA team includes over 230 professionals across six U.S. offices in Boston, Chicago, Dallas, Los Angeles, New York and San Francisco. The team combines regional and local market expertise with a multidisciplinary approach to investment, including acquisitions, asset management, research, debt capital markets, development and engineering, client strategy, financial, tax, valuations, and product development.

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

Term and termination rights

The current term of the Advisory Agreement expires on December 12, 2025, subject to renewals by our board of directors for an unlimited number of successive one-year periods. Our independent directors will evaluate the performance of the Adviser before renewing the Advisory Agreement. The Advisory Agreement may be terminated:

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

The management fee may be paid, at the Adviser’s election, in cash, Class I shares, Class E shares, Class I units or Class E units. The Adviser’s ability to elect to receive shares of our common stock or Operating Partnership units serves as a benefit to our Company for cash management purposes and further aligns the Adviser’s interests with our stockholders. Any requests by the Adviser for repurchase of its shares or units will be consistent with the Adviser’s fiduciary duties to us and our stockholders.

During the fiscal year ended December 31, 2024, we incurred a management fee expense of $1.0 million.

Expense reimbursement

Under the Advisory Agreement, and subject to the limitations described below under "—Reimbursement by the Adviser," the Adviser is entitled to reimbursement of all costs and expenses incurred by it or its affiliates on our behalf, provided that the Adviser is responsible for the expenses related to any and all personnel of the Adviser who provide investment advisory services to us pursuant to the Advisory Agreement (including, without limitation, each of our executive officers and any directors who are also directors, officers or employees of the Adviser or any of its affiliates), including, without limitation, salaries, bonus and other wages, payroll taxes and the cost of employee benefit plans of such personnel, and costs of insurance with respect to such personnel. Without limiting the generality of the foregoing, costs eligible for reimbursement include out-of-pocket costs and expenses the Adviser incurs in connection with the services it provides to us related to (1) legal, accounting, printing, mailing and subscription processing fees and other expenses attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by the Adviser (as described further below), (2) the actual cost of goods and services used by us and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other services providers, and brokerage fees paid in connection with the purchase and sale of investments and securities, (3) expenses of managing and operating our properties, whether payable to an affiliate or a non-affiliated person, and (4) out-of-pocket expenses in connection with the selection, evaluation, structuring, acquisition, origination, financing and development of properties and real estate-related securities, whether or not such investments are acquired. Such out-of-pocket costs and expenses will include expenses relating to compliance-related matters and regulatory filings relating to our activities (including, without limitation, expenses relating to the preparation and filing of any reports, disclosures, and other regulatory filings relating to our activities (including our pro rata share of the costs of the Adviser and its affiliates of regulatory expenses that relate to us )).

The Adviser will advance on our behalf certain operating expenses through the earlier of (i) the first date that our NAV reaches $1 billion and (ii) December 31, 2026. We will reimburse the Adviser for all such advanced operating expenses ratably over the 60 months following such date.

We reimburse the Adviser for any organization and offering expenses associated with the Offering that it incurs on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent and platform service providers, and expense reimbursements for actual costs incurred by employees of the Dealer Manager in the performance of wholesaling activities, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) as and when incurred. The Adviser currently pays wholesaling compensation expenses and certain related expenses of persons associated with the Dealer Manager without reimbursement from us. After the termination of the primary offering and again after termination of the Offering under our distribution reinvestment plan, the Adviser has agreed to reimburse us to the extent that the organization and offering expenses that we incur exceed 15% of our gross proceeds from the applicable offering.

The Adviser advanced our organization and offering expenses on our behalf through July 22, 2024, the second anniversary of the commencement of the Offering. After July 22, 2024, we began reimbursing the Adviser for all such advanced expenses ratably in 60 equal monthly installments. We will reimburse the Adviser for any organization and offering expenses that it incurs on our behalf as and when incurred.

As of December 31, 2024, we have reimbursed the Adviser $0.6 million for organization and offering costs.

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

For the year ended December 31, 2024, we were in compliance with this requirement as our Total Operating Expenses were 1.2% of Average Invested Assets.

Performance Participation

So long as the Advisory Agreement has not been terminated (including by means of non-renewal), the Special Limited Partner will hold a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership equal to 12.5% of the Total Return, subject to a 5% Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined in the limited partnership agreement of Operating Partnership) with respect to Operating Partnership units and 10.0% of the Total Return, subject to a 7% Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined in the limited partnership agreement of the Operating Partnership) with respect to Class X units of the Operating Partnership ("Class X Units") and Class Y units of the Operating Partnership ("Class Y Units"), respectively. Such allocation will be measured on a calendar year basis, made quarterly and accrued monthly. The performance participation interest is not paid on the Class E units, and as a result, it is a class-specific expense. The Special Limited Partner earned $0.8 million performance participation interest for the year ended December 31, 2024.

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

Agreements with the Dealer Manager

We entered into agreements with the Dealer Manager in connection with the Offerings, pursuant to which the Dealer Manager agreed to, among other things, manage our relationships with third-party broker-dealers engaged by the Dealer Manager to participate in the distribution of shares of our common stock, which we refer to as "participating broker-dealers," and other intermediaries and investment professionals. The Dealer Manager also coordinates our marketing and distribution efforts with participating broker-dealers, their registered representatives and other investment professionals with respect to communications related to the terms of the Offerings, our investment strategies, material aspects of our operations and subscription procedures. We do not pay referral or similar fees to any accountants, attorneys or other persons in connection with the distribution of our shares. The payments the Dealer Manager makes to participating broker-dealers and other intermediaries and financial professionals may create a conflict of interest by influencing the broker-dealer, intermediary or financial professional to recommend investing in our shares over another investment.

In connection with the Offering, we entered into the Dealer Manager Agreement, which provides for the distribution of our common stock in our public offering. Pursuant to the Dealer Manager Agreement, the Dealer Manager is entitled to receive upfront selling commissions and dealer manager fees as described below under “—Upfront Selling Commissions and Dealer Manager Fees” and stockholder servicing fees as described below under “—Stockholder Servicing Fees.”

Also in connection with the Offering, we entered into an engagement letter (the “Participating Dealer Agreement”) with the Dealer Manager, the Adviser and an affiliate of the Adviser (the “Affiliated Participating Dealer”), which authorized the distribution by the Participating Dealer of Class S shares, Class I shares or Class D shares in the Offering. Pursuant to the Participating Dealer Agreement, the Dealer Manager will reallow all or a portion of the upfront selling commissions and stockholder servicing fees payable with respect to the shares sold by the Participating Dealer.

In connection with the private offering of Class E shares and Class I shares, we entered into a separate agreement with the Dealer Manager (the “Class E/I Private Offering Dealer Manager Agreement”), which provides for the distribution of Class E shares and Class I shares in the Class E/I private offering through registered investment advisers selected by the Dealer Manager. No fees or other compensation (other than the customary reimbursement of expenses and indemnification) are payable to the Dealer Manager under the Class E/I Private Offering Dealer Manager Agreement.

In connection with the private offering of Class Y shares, we entered into a separate agreement with the Dealer Manager (the “Class Y Private Offering Dealer Manager Agreement”), which provides for the distribution of Class Y shares in the Class Y private offering. Pursuant to the Class Y Private Offering Dealer Manager Agreement, the Dealer Manager is entitled to receive upfront selling commissions with respect to Class Y shares as described below under “—Upfront Selling Commissions and Dealer Manager Fees” and stockholder servicing fees as described below under “—Stockholder Servicing Fees.”

Also in connection with the private offering of Class Y shares, we entered into an engagement letter (the “Class Y Participating Dealer Agreement”) with the Dealer Manager, the Adviser and the Affiliated Participating Dealer, which authorized the distribution of the Class Y shares by the Affiliated Participating Dealer. Pursuant to the Class Y Participating Dealer Agreement, the Dealer Manager will reallow all or a portion of the upfront selling commissions and stockholder servicing fees payable with respect to the shares sold by the Affiliated Participating Dealer.

In connection with the private offering of Class E shares, we entered into a separate agreement with the Dealer Manager (the “Class E Private Offering Dealer Manager Agreement”), which provides for the distribution of Class E shares in the Class E private offering. No fees or other compensation (other than the customary reimbursement of expenses and indemnification) are payable to the Dealer Manager under the Class E Private Offering Dealer Manager Agreement.

Upfront selling commissions and dealer manager fees

Subject to any discounts, the Dealer Manager is entitled to receive (1) upfront selling commissions of up to 3.0%, and dealer manager fees of up to 0.5% of the NAV per share of each Class T share sold in the Primary Offering, (2) upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the Primary Offering, (3) upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the Primary Offering and (4) upfront selling commissions of up to 3.5% of the transaction price of each Class Y share sold in the private offering of Class Y shares. Upfront selling commissions on Class D shares were waived during the year ended December 31, 2024, and the NAV attributable to current stockholders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity. The Dealer Manager anticipates that all or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed (paid) to, participating broker-dealers. During the year ended December 31, 2024, we paid $0.4 million in upfront selling commissions or dealer manager fees.

Stockholder servicing fees

Subject to FINRA limitations on underwriting compensation and certain other limitations described below, we pay the Dealer Manager selling commissions over time as a stockholder servicing fee (i) with respect to our outstanding Class T shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class T shares, consisting of an investment professional stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares; however, with respect to Class T shares sold through certain participating broker-dealers, the adviser stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares, (ii) with respect to our outstanding Class S shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class S shares, (iii) with respect to our outstanding Class D shares equal to 0.25% per annum of the aggregate NAV of our outstanding Class D shares and (iv) with respect to our outstanding Class Y shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class Y shares. We do not pay a stockholder servicing fee with respect to our outstanding Class I shares, Class E or Class X shares. The stockholder servicing expenses borne by the participating brokers may be different from and substantially less than the amount of stockholder servicing fees charged.

The stockholder servicing fees are paid monthly in arrears. The Dealer Manager reallows (pays) all or a portion of the stockholder servicing fees to participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers and will waive stockholder servicing fees to the extent a broker-dealer is not eligible to receive it for failure to provide such services as otherwise determined by the Dealer Manager. Because the stockholder servicing fees with respect to Class T shares, Class S shares, Class D and Class Y shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under our distribution reinvestment plan. To the extent a stockholder holds Class T shares, Class S shares, Class D or Class Y shares and his or her financial advisor is not eligible to receive the stockholder servicing fee, such stockholder will still bear a portion of the overall stockholder servicing fees through the NAV of the share class or through reduced distributions because such fees are a class-specific expense.

We will cease paying the stockholder servicing fee with respect to any Class T share, Class S share, Class D share or Class Y share held in a stockholder’s account at the end of the month in which the Dealer Manager in conjunction with the transfer agent determines that total upfront selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder within such account would exceed, in the aggregate, 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in the applicable agreement between the Dealer Manager and a participating broker-dealer at the time such Class T shares were issued) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under our distribution reinvestment plan upon the reinvestment of distributions paid with respect thereto or with respect to any shares issued under our distribution reinvestment plan directly or indirectly attributable to such shares). At the end of such month, such Class T share, Class S share, Class D or Class Y share (unless previously converted into a number of Class S shares) will convert into a number of Class I shares (or fraction thereof), each with an equivalent aggregate NAV as such shares.

During the year ended December 31, 2024, we paid stockholder servicing fees to the Dealer Manager of $0.1 million.

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

Other Related Party Transactions

In September 2022, we acquired a 62.7% interest in a $26.8 million mezzanine loan that financed the acquisition of a garden-style multifamily property located in Murfreesboro, Tennessee. Commercial Mortgage Income Fund, which is managed by the Adviser, acquired the remaining 37.3% of the loan, and, in accordance with our charter, the investment was approved by our board of directors.

In May 2023, the Company began to invest in a money market fund managed by an affiliate of the Adviser. As of December 31, 2024, included in cash and cash equivalents, is $118.7 million invested in the money market fund. The investment was approved by our board of directors in accordance with our charter.

Related Party Transaction Policies

Our charter contains policies on transactions with affiliated persons. Under our charter, our independent directors must review and approve transactions with affiliates. In determining whether to approve or authorize a particular related party transaction, the independent directors will consider whether the transaction between us and the related party is fair and reasonable to us and has terms and conditions no less favorable to us than those available from unaffiliated third parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors

During the period from November 15, 2021 (the date of our initial capitalization) to December 31, 2024, PricewaterhouseCoopers LLP ("PwC") served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the fiscal years ended December 31, 2024 and December 31, 2023 by our independent registered public accounting firm, PwC, were as follows:

	For the Year Ended	For the Year Ended
	December 31, 2024	December 31, 2023
Audit fees(1)	$583	$573
Audit-related fees(2)	2	1
Tax fees	256	131
Total	$841	$705

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

3.3	Articles of Amendment, dated November 13, 2023 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 16, 2023 and incorporated herein by reference)
3.4	Articles Supplementary, dated November 13, 2023 (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 16, 2023 and incorporated herein by reference)
3.5	Second Articles of Amendment, dated November 13, 2023 (filed as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on November 16, 2023 and incorporated herein by reference)
3.6	Articles Supplementary, dated April 16, 2024 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 22, 2024 and incorporated herein by reference)
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
10.1

Third Amended and Restated Advisory Agreement by and among J.P. Morgan Real Estate Income Trust, Inc., J.P. Morgan REIT Operating Partnership, L.P. and J.P. Morgan Investment Management Inc., dated December 12, 2024 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 12, 2024 and incorporated herein by reference)

10.2

Second Amended and Restated Limited Partnership Agreement of J.P. Morgan REIT Operating Partnership, L.P., dated November 13, 2023 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 16, 2023 and incorporated herein by reference)

10.3

Subscription Agreement, dated February 23, 2022, by and among J.P. Morgan Investment Management Inc. and J.P. Morgan Real Estate Income Trust, Inc. (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11 (File No. 333-265588) filed on June 14, 2022 and incorporated herein by reference)

10.4

Amendment to Subscription Agreement, dated May 26, 2022, by and among J.P. Morgan Real Estate Income Trust, Inc., J.P. Morgan REIT Operating Partnership, L.P. and J.P. Morgan Investment Management Inc. (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-11 (File No. 333-265588) filed on June 14, 2022 and incorporated herein by reference)

10.5+

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

19.1*	Insider Trading Policy
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

J.P. Morgan Real Estate Income Trust, Inc.

Date: March 18, 2025	By:	/s/ Chad Tredway
Chad Tredway
Chairperson of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Chad Tredway	Chairperson of the Board and Chief Executive Officer	March 18, 2025
Chad Tredway

/s/ Lawrence A. Goodfield, Jr.	Chief Financial Officer and Treasurer	March 18, 2025
Lawrence A. Goodfield, Jr.

/s/ Randy A. Daniels	Independent Director	March 18, 2025
Randy A. Daniels

/s/ Justin M. Murphy	Independent Director	March 18, 2025
Justin M. Murphy

/s/ Yvonne D. Nelson	Independent Director	March 18, 2025
Yvonne D. Nelson

/s/ William L. Ramseyer	Lead Independent Director	March 18, 2025
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of J.P. Morgan Real Estate Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of J.P. Morgan Real Estate Income Trust, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

March 18, 2025

We have served as the Company’s auditor since 2021.

PART I—FINANCIAL INFORMATION

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,	December 31,
	2024	2023
ASSETS
Investments in real estate, net	$365,070	$275,473
Investments in real estate debt	79,310	16,825
Investments in real estate-related and other securities	6,417	416
Intangible assets, net	20,307	9,369
Cash and cash equivalents	127,692	32,452
Restricted cash	700	231
Deposits on real estate	1,000	9,072
Other assets, net	3,500	1,066
Total assets	$603,996	$344,904
LIABILITIES AND EQUITY
Mortgage notes, net	123,091	113,577
Repurchase facility, net	46,383	—
Intangible liabilities, net	2,797	1,684
Mandatorily redeemable instruments	105,325	101,753
Due to affiliate	20,474	14,719
Accounts payable, accrued expenses and other liabilities	5,357	3,704
Total liabilities	$303,427	$235,437

Commitments and Contingencies (Note 17)

Equity
Common stock – Class D shares, $0.01 par value per share, 600,000 shares authorized, and 993 and 504 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	$10	$5
Common stock – Class I shares, $0.01 par value per share, 1,500,000 shares authorized, and 10,146 and 5,397 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	101	54
Common stock – Class S shares, $0.01 par value per share, 1,000,000 shares authorized, and 56 and 54 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	1	1
Common stock – Class E shares, $0.01 par value per share, 600,000 shares authorized, and 18,566 and 6,407 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	186	64
Common stock – Class Y shares, $0.01 par value per share, 600,000 shares authorized, and 2,131 and 0 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	21	—
Additional paid-in capital	329,600	122,915
Accumulated deficit	(33,780)	(15,679)
Total stockholders' equity	$296,139	$107,360
Non-controlling interests in consolidated joint ventures	4,430	2,107
Total equity	$300,569	$109,467
Total liabilities and equity	$603,996	$344,904

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	For the Years Ended December 31,
	2024	2023	2022
Revenues
Rental revenue	$25,253	$17,713	$2,066
Total revenues	25,253	17,713	2,066
Expenses
Rental property operating	9,947	5,274	561
General and administrative	4,641	3,835	2,799
Depreciation and amortization	10,057	7,860	1,076
Total expenses	24,645	16,969	4,436
Other income (expense), net
Income from investments in real estate debt	4,125	1,738	545
Income (loss) from investments in real estate-related and other securities	109	(372)	8
Mandatorily redeemable instruments interest costs	(7,870)	(4,500)	(376)
Interest expense	(8,116)	(7,245)	(1,349)
Other income (expense), net	1,349	1,206	(211)
Total other expense, net	(10,403)	(9,173)	(1,383)
Net loss	$(9,795)	$(8,429)	$(3,753)
Net loss attributable to non-controlling interests in consolidated joint ventures	(52)	(103)	(21)
Net loss attributable to JPMREIT stockholders	$(9,743)	$(8,326)	$(3,732)
Net loss per share of common stock – basic and diluted	$(0.52)	$(1.03)	$(5.22)
Weighted-average shares of common stock outstanding – basic and diluted	18,731	8,069	715

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statements of Changes in Equity

(in thousands)

	Par Value
	Common Stock Class D	Common Stock Class I	Common Stock Class S	Common Stock Class E	Common Stock Class Y	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2021	$—	$—	$—	$—	$—	$200	$—	$200	$—	$200
Net loss	—	—	—	—	—	—	(3,732)	(3,732)	(21)	(3,753)
Common stock issued, net of offering costs	—	1	—	24	—	19,181	—	19,206	—	19,206
Distributions declared on common stock	—	—	—	—	—	—	(81)	(81)	—	(81)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	2,329	2,329
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	45	—	45	—	45
Balance at December 31, 2022	$—	$1	$—	$24	$—	$19,426	$(3,813)	$15,638	$2,308	$17,946
Net loss	—	—	—	—	—	—	(8,326)	(8,326)	(103)	(8,429)
Common stock issued, net of offering costs	5	53	1	40	—	103,119	—	103,218	—	103,218
Distributions declared on common stock	—	—	—	—	—	—	(3,540)	(3,540)	—	(3,540)
Distribution reinvestments	—	—	—	—	—	646	—	646	—	646
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	32	32
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(130)	(130)
Common stock repurchased	—	—	—	—	—	(370)	—	(370)	—	(370)
Stock-based compensation	—	—	—	—	—	94	—	94	—	94
Balance at December 31, 2023	$5	$54	$1	$64	$—	$122,915	$(15,679)	$107,360	$2,107	$109,467
Net loss	—	—	—	—	—	—	(9,743)	(9,743)	(52)	(9,795)
Common stock issued, net of offering costs	5	48	—	121	21	205,745	—	205,940	—	205,940
Distributions declared on common stock	—	—	—	—	—	—	(8,358)	(8,358)	—	(8,358)
Distribution reinvestments	—	1	—	1	—	2,711	—	2,713	—	2,713
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	2,446	2,446
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(71)	(71)
Common stock repurchased	—	(2)	—	—	—	(1,872)	—	(1,874)	—	(1,874)
Stock-based compensation	—	—	—	—	—	101	—	101	—	101
Balance at December 31, 2024	$10	$101	$1	$186	$21	$329,600	$(33,780)	$296,139	$4,430	$300,569

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(9,795)	$(8,429)	$(3,753)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,057	7,860	1,076
Amortization of above and below-market lease intangibles	113	14	(28)
Amortization of deferred financing costs	415	655	193
Stock-based compensation	101	94	45
Realized loss on sale of real estate related and other securities and derivative instruments	196	649	—
Unrealized (gain) loss on real estate-related and other securities and derivative instruments	823	(584)	—
Unrealized gain on investments on real estate debt	(85)	—	—
Redemption value adjustment on mandatorily redeemable instruments	3,572	1,529	224
Change in assets and liabilities:
Increase in other assets	(2,599)	(355)	(638)
Increase in due to affiliates	3,324	3,405	2,977
Decrease (increase) in accounts payable, accrued expenses and other liabilities	(148)	(2,436)	1,038
Net cash provided by operating activities	5,974	2,402	1,134

Cash flows from investing activities:
Acquisitions of real estate	(95,602)	(80,303)	(168,885)
Capital improvements on real estate	(1,618)	(1,248)	—
Origination and purchase of investments in real estate debt	(62,400)	—	(16,825)
Deposits on real estate acquisition	(1,000)	(12,126)	(5,494)
Return of deposits on real estate acquisitions	—	1,800	—
Variation margin proceeds (payments)	(895)	506	—
Proceeds from real estate-related and other securities	1,320	6,171	—
Purchases of real estate-related and other securities	(7,264)	(5,332)	(1,842)
Net cash used in investing activities	(167,459)	(90,532)	(193,046)

Cash flows from financing activities:
Proceeds from issuance of common stock	207,946	104,287	24,010
Repurchase of common stock	(1,874)	(370)	—
Proceeds from issuance of mandatorily redeemable instruments	—	54,440	45,560
Contributions from non-controlling interests	24	—	2,329
Distributions paid on common stock	(4,936)	(2,506)	—
Distributions to non-controlling interests	(71)	(98)	—
Proceeds from credit facility	—	—	41,700
Repayments of credit facility	—	(40,200)	(1,500)
Payment of deferred financing costs on secured credit facility	—	(29)	(130)
Proceeds from mortgage notes	10,000	—	86,439
Proceeds from repurchase facility	46,800	—	—
Principal repayments of mortgage notes	(510)	(492)	—
Payment of deferred financing costs on mortgage notes	(185)	(7)	(908)
Net cash provided by financing activities	257,194	115,025	197,500

Net change in cash, cash equivalents and restricted cash:	95,709	26,895	5,588
Cash, cash equivalents and restricted cash, at the beginning of the period	32,683	5,788	200
Cash, cash equivalents and restricted cash, at the end of the period	$128,392	$32,683	$5,788

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$127,692	$32,452	$5,660
Restricted cash	700	231	128
Total cash, cash equivalents and restricted cash	$128,392	$32,683	$5,788

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,502	$6,797	$427

Supplemental disclosure of non-cash investing and financing activities:
Assumption of mortgage note in conjunction with acquisition in real estate	$—	$—	$28,512
Assumption of working capital in conjunction with acquisition in real estate	$371	$1,568	$—
Accrued loan and offering costs due to affiliate	$1,060	$1,090	$5,482
Accrued distributions	$710	$388	$81
Other accrued costs due to affiliate	$—	$125	$1,305
Distribution re-investments	$2,713	$646	$—
Accrued acquisition costs	$162	$86	$643
Reclassification of deposits of real estate to investments in real estate, net	$9,072	$6,748	$—
Accrued stockholder servicing fee due to affiliate	$1,571	$36	$—
Non-controlling interest deemed contributions to investment in real estate, net	$2,422	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

1. Organization and Business Purpose

J.P. Morgan Real Estate Income Trust, Inc. (the "Company" or "JPMREIT") was formed on November 5, 2021 as a Maryland corporation and qualified as a real estate investment trust ("REIT") for U.S. federal income tax purposes. The Company invests primarily in stabilized, income-generating real estate properties, and to a lesser extent, real estate debt, real estate-related securities and other securities. The Company is the sole general partner of J.P. Morgan REIT Operating Partnership, L.P., a Delaware limited partnership ("JPMREIT OP" or "Operating Partnership"). J.P. Morgan REIT OP Special Limited Partner, L.P. (the "Special Limited Partner"), an affiliate of J.P. Morgan Investment Management Inc. (the "Adviser" or "JPMIM" and together with its affiliates "J.P. Morgan"), owns a special limited partner interest in JPMREIT OP. Substantially all of the Company’s business is conducted through JPMREIT OP. The Company and JPMREIT OP are externally managed by JPMIM.

As of December 31, 2024, the Company owned nine real estate properties consisting of three multifamily properties, one single-family rental property, four industrial properties and one retail property. The Company also owned two real estate debt investments, three CMBS investments and one investment in a U.S. Treasury bond. The Company currently operates in five reportable segments: multifamily, industrial, single-family rental, retail, and investments in real estate debt, real estate-related and other securities. See Note 15 for a description of the Company's segment reporting.

The Company depends on the Adviser and its affiliates for certain services that are essential to it, including the distribution of the Company’s shares of common stock, acquisition and disposition decisions, and certain other responsibilities. If the Adviser and its affiliates were unable or unwilling to provide such services, the Company would be required to find alternative service providers.

2. Capitalization

The Company filed a Registration Statement on Form S-11 (the “Registration Statement”) to register with the Securities and Exchange Commissions ("SEC") an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the “Offering, and together with the Company’s private offerings described below, the “Offerings”). The Registration Statement was declared effective by the SEC on July 22, 2022. The Company is selling any combination of four classes of shares of its common stock, Class D shares, Class I shares, Class S shares and Class T shares in the Offering, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and ongoing stockholder servicing fees. Until the Company issues any Class T shares, the initial per-share purchase price for the Company’s Class T shares is equal to the most recently determined net asset value (“NAV”) per share for the Class E common stock (“Class E shares”) sold in the Company’s private offerings, plus, applicable upfront selling commissions and dealer manager fees. The purchase price per share for each class of the Company’s common stock will vary and will generally equal the prior month’s NAV per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees.

On November 15, 2021, the Company was capitalized with a $0.2 million investment by the Adviser in exchange for 20,000 shares of the Company’s Class E common stock. The Adviser has agreed to not sell, transfer or dispose of the shares to any party other than an affiliate of the Adviser for so long as the Adviser or its affiliate performs an advisory function for the Company.

Pursuant to a separate private offering whose commitments have been fully called as of December 31, 2024, the Company had sold $67.9 million in Class E shares and $94.2 million in Class E units of the Operating Partnership (“Class E units”), including 0.5 million Class E shares and 9.0 million Class E units purchased by JPMIM (collectively, the “Initial Capitalization”).

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

On November 13, 2023, the Company filed Articles of Amendment (the "Articles of Amendment") to its Articles of Amendment and Restatement, dated June 2, 2022 (the "Charter") to increase the number of shares of capital stock the Company has authority to issue to 5.5 billion and the number of shares of common stock, par value $0.01 per share, that the Company has authority to issue to 5.4 billion. Immediately following the filing of the Articles of Amendment, the Company filed the Articles Supplementary to the Charter, pursuant to which the Company classified and designated 0.5 billion authorized but unissued shares of Class X common stock, par value $0.01 per share, and 0.6 billion authorized but unissued shares of Class Y common stock, par value $0.01 per share.

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

Certain amounts on the Company’s consolidated financial statements for the years ended December 31, 2023 and 2022 have been reclassified to conform to the current period presentation. Such reclassification has no effect on previously reported totals or subtotals on the consolidated financial statements.

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

There is no other comprehensive income (loss) for the years ended December 31, 2024, 2023 or 2022, resulting in comprehensive loss equaling net loss. Accordingly, the statement of other comprehensive income (loss) is not presented.

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

Each of the Company’s joint ventures is considered to be a VIE. The Company consolidated these entities because it has the ability to direct the most significant activities of the joint venture. The total assets and liabilities of the Company’s consolidated VIEs were $178.2 million and $89.1 million and $129.2 million and $86.9 million, as of December 31, 2024 and December 31, 2023, respectively. Such amounts are included on the Company’s Consolidated Balance Sheets.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, cash held in money market funds and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company held $127.7 million and $32.5 million in cash and cash equivalents as of December 31, 2024 and December 31, 2023, respectively (see Note 9).

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

The Company’s investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Buildings	31-40 years
Site improvements - buildings and land	2-20 years
Furniture, fixtures and equipment	5-15 years
Lease intangibles	Over lease term

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

The Company’s management reviews the Company’s real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. Since cash flows on real estate properties considered to be "long-lived assets to be held and used" are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. If the Company determines that an impairment has occurred, the affected assets must be reduced to their estimated fair value. During the years ended December 31, 2024 and 2023, no such impairments occurred.

Investments in Real Estate Debt

The Company’s investments in real estate debt consisted of a Commercial Mortgage Loan and a Mezzanine Loan (both defined below) secured by real estate. The Company elected FVO for its real estate debt investment. As such, the resulting unrealized gains and losses of such loan is recorded as a component of income from investments in real estate debt on the Company’s Consolidated Statements of Operations.

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

Mandatorily Redeemable Instruments

The Company reports its mandatorily redeemable Class E shares and Class E units (collectively the "Mandatorily Redeemable Instruments") as a liability on its Consolidated Balance Sheets at JPMIM’s cash redemption value. JPMIM’s cash redemption value is determined based on the Company's NAV per Class E share or Class E unit as of the Company's balance sheet date. For purposes of determining the Company's NAV, the Company's investments in real estate are recorded at fair value based on third-party valuations prepared by licensed appraisers in accordance with standard industry practice. These fair value estimates of the Company's investments in real estate are particularly important as they are used for the calculation of NAV, which determines the adjustment to the carrying value of the Company's Mandatorily Redeemable Instruments. Significant differences in the fair value of the Company's Mandatorily Redeemable Instruments may result from changes in market conditions that cause the Company's NAV, and thus JPMIM’s redemption value, to increase or decrease during the period and are recorded as a component of mandatorily redeemable instruments interest cost on the Company's Consolidated Statements of Operations. Distributions declared on the Mandatorily Redeemable Instruments are recorded as a component of mandatorily redeemable instruments interest cost on the Company's Consolidated Statements of Operations. Declared but unpaid distributions as of December 31, 2024 and 2023 are recorded as a liability within accounts payable, accrued expenses and other liabilities on the Company's Consolidated Balance Sheets.

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

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$—	$79,310	$79,310	$—	$—	$16,825	$16,825
Investments in real estate-related and other securities	588	5,829	—	6,417	416	—	—	416
Treasury note futures contracts(1)	—	—	—	—	22	—	—	22
Total	$588	$5,829	$79,310	$85,727	$438	$—	$16,825	$17,263

Liabilities:
Mandatorily Redeemable Instruments	$—	$—	$105,325	$105,325	$—	$—	$101,753	$101,753
Treasury note futures contracts(2)	17	—	—	17	—	—	—	—
Interest rate swap(2)	—	118	—	118	—	—	—	—
Total	$17	$118	$105,325	$105,460	$—	$—	$101,753	$101,753

(1) Included in other assets, net in the Company's Consolidated Balance Sheets.

(2) Included in accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Real Estate Debt (asset)	Mandatorily Redeemable Instruments (liability)
Balance at December 31, 2023	$16,825	$101,753
Additions	62,400	—
Distributions declared	—	4,299
Reclassify to distributions payable/paid	—	(4,299)
Redemption value adjustment	—	3,572
Fair value adjustment	85	—
Balance at December 31, 2024	$79,310	$105,325

The following tables contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted - Average Rate	Impact to Valuation from an Increase in Input
Assets:
Investments in real estate debt	$79,310	Discounted cash flow	Market credit spread	SOFR(1) + 3.20%	Decrease

Liabilities:
Mandatorily Redeemable Instruments(2)	$105,325	Discounted cash flow	Discount rate/ Exit capitalization rate/Market yield	7.01%/ 5.74%/ 6.49%	Decrease

(1) "SOFR" refers to the Secured Overnight Financing Rate which was 4.33% at December 31, 2024.

(2) Mandatorily Redeemable Instruments are carried at the NAV of the Class E units or Class E shares, which is determined monthly in accordance with the Company's valuation guidelines.

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

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value on the Consolidated Balance Sheets:

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage notes(1)	$124,836	$123,252	$115,346	$113,516
Repurchase facility(1)	46,800	46,832	—	—
Total	$171,636	$170,084	$115,346	$113,516

(1) Carrying value excludes deferred financing costs and discounts.

Deposits on Real Estate

Deposits paid on real estate purchase contracts are recorded and classified as deposits on real estate on the Company’s Consolidated Balance Sheets until the related real estate purchase is completed. Deposits are reclassified as a component of real estate at the time the deposit is used to offset the acquisition price of the real estate based on the terms of the underlying agreement. To the extent a deposit is non-refundable and the real estate purchase is terminated, the deposit is expensed to other income (expense), net on the Consolidated Statements of Operations. No deposits were written off during the years ended December 31, 2024 and 2023.

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

Income Taxes

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”) beginning with its taxable year ended December 31, 2023. The Company qualified for taxation as a REIT and generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even though the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

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

The Company’s rental revenue primarily consists of fixed contractual base rent arising from tenant leases at the Company’s properties under operating leases. The Company also includes in rental revenue its tenant reimbursement income, which consists of amounts due from tenants for costs related to common area maintenance, real estate taxes and other recoverable costs as defined in lease agreements. Revenue under operating leases that are deemed probable of collection, is recognized as revenue on a straight-line basis over the terms of the related leases. For leases that have fixed and measurable rent escalations, the difference between such rental income earned and the cash rent due under the provisions of the lease is recorded in the Company’s Consolidated Balance Sheets. Management exercises judgment in assessing collectability and considers the length of time a receivable has been outstanding, tenant credit-worthiness, payment history, available information about the financial condition of the tenant, and current economic trends, among other factors. Tenant receivables that are deemed uncollectible are recognized as a reduction to rental revenue.

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

Operating Expenses

The Adviser will advance on its behalf certain of the Company’s operating expenses through the earlier of (i) the first date that the Company’s NAV reaches $1 billion and (ii) December 31, 2026. The Company will reimburse the Adviser for all such advanced operating expenses ratably over the 60 months following such date. Operating expenses incurred directly by the Company are expensed in the period incurred.

Operating expenses advanced by the Adviser and its affiliates are recorded as a component of due to affiliates in the accompanying Consolidated Balance Sheets.

Share Repurchase Plan

The Company has adopted a share repurchase plan, whereby, on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of the Company’s shares is limited to 2% of the aggregate NAV per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and 5% of the aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to stockholders as of the end of the immediately preceding three months). Shares are repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year are repurchased at 98% of the transaction price. In the event the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares submitted for repurchase during such month will be repurchased on a pro rata basis based on the amount requested after the Company has repurchased all shares for which repurchase was requested due to death or disability and other limited exceptions. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable (see Note 12).

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

Class E shares issued in the Initial Capitalization

The Class E shares issued in the Initial Capitalization are not eligible for repurchase pursuant to the Company's share repurchase plan. Such Class E shares will only be eligible for repurchase by the Company either (depending on the terms negotiated with the holder) (a) following the earlier to occur of (i) July 22, 2025, which is the third anniversary of the date that the Company commenced the Offering, and (ii) the date that the Company's aggregate NAV is at least $1.5 billion, or (b) on or after January 1, 2030. Following the applicable holding period, holders of Class E shares (other than the Class E shares purchased by JPMIM as part of the Initial Capitalization, which are subject to special terms discussed below) may request that the Company repurchase their Class E shares on a monthly basis. The Company will repurchase Class E shares at a price per share equal to the most recently determined NAV per Class E share as of the repurchase date.

The aggregate amount of Class E shares issued in the Initial Capitalization that the Company is required to repurchase in any month will be limited to an amount equal to any remaining availability for share repurchases pursuant to the terms and conditions of the share repurchase plan, after the Company has fulfilled all repurchase requests submitted pursuant to the share repurchase plan. To the extent repurchase requests for Class E shares issued in the Initial Capitalization exceed the threshold set forth above, such shares will be repurchased on a pro rata basis based on each requesting stockholder’s respective percentage ownership in the Company immediately prior to such repurchase (not to exceed an aggregate number of shares equal to the amount available under the share repurchase plan’s 2% monthly and 5% quarterly caps). In addition, the Company will not repurchase any Class E shares during any period that the share repurchase plan has been suspended.

Although the Class E shares issued in the Initial Capitalization are not eligible for repurchase pursuant to the share repurchase plan, the Class E shares issued to employees or affiliates of J.P. Morgan in a private offering and Class E shares issued to the Company's independent directors in connection with their compensation are eligible for repurchase pursuant to the share repurchase plan in the same manner as publicly offered shares. In addition, Class E shares issued to certain accredited investors in a private offering of Class E shares will be eligible for repurchase pursuant to the share repurchase plan following the earlier of (i) July 22, 2025, which is the third anniversary of the date that the Company commenced the Offering, and (ii) the date that the Company's aggregate NAV is at least $1.5 billion.

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

Earnings Per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock and common stock equivalents outstanding (unless their effect is anti-dilutive) for the period. For the years ended December 31, 2024 and 2023, unvested Class E common shares awarded to the Company's independent directors are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive. There were no other potentially dilutive, unissued common shares for the years ended December 31, 2024 and 2023. The weighted average number of shares of common stock outstanding is identical for both basic and diluted shares.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board issued an accounting standards update intended to improve reportable segment disclosure requirements on an annual and interim basis. The amendments require, among other items, enhanced disclosures around significant segment expenses regularly provided to the chief operating decision maker ("CODM"), as well as the CODM's title and position. The amendments are effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted this accounting standard update retrospectively on December 31, 2024. Refer to Note 15 - Segment Reporting for inclusion of the new required disclosures.

In November 2024, the Financial Accounting Standards Board issued accounting standard update 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update require public entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expenses, including purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion, that are included in each relevant income statement expense line item. The amendments also require qualitative descriptions of the amounts remaining in relevant expense line items not separately disaggregated quantitatively. Certain amounts already disclosed under existing GAAP are required to be included in the same disclosure as the other disaggregated income statement expense line items. In addition, the amendments require disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of those expenses. The new guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the impacts of this standard.

4. Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	December 31, 2024	December 31, 2023
Building and building improvements	$268,327	$201,033
Land and land improvements	106,654	76,912
Furniture, fixtures and equipment	3,881	3,265
Total	378,862	281,210
Accumulated depreciation	(13,792)	(5,737)
Investments in real estate, net	$365,070	$275,473

Acquisitions

The following table details the properties acquired during the year ended December 31, 2024 ($ in thousands):

Property Type	Purchase Price(1)	Number of Transactions	Number of Properties	Sq. Ft. (in thousands)/Units
Industrial properties	$26,212	1	2	154 sq. ft.
Single-family rental property(2)	32,768	4	1	90 units
Retail	48,878	1	1	100 sq. ft.
Total	$107,858	6	4

(1) Purchase price is inclusive of acquisition-related costs.

(2) The 90 Fiore townhomes acquired in 2024 and the 36 Fiore townhomes acquired in 2023 are included as a single property.

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

On May 16, 2024, the Company acquired a 95% interest in a 99,837-square foot, 100% leased, Class A grocery-anchored shopping center (“Shops at Grand Avenue”) in the Maspeth neighborhood of Queens, NY. The total purchase price was $48.3 million, exclusive of closing costs. The net purchase price paid by the Company was $46.1 million, inclusive of closing costs.

On November 5, 2024, the Company acquired two sites containing three infill logistics and storage buildings totaling 154,490-square feet for a total purchase price of $25.8 million, exclusive of closing costs, located in Tampa and Pinellas Park, Florida. The properties were fully leased at acquisition.

The following table details the properties acquired during the year ended December 31, 2023 ($ in thousands):

Property Type	Purchase Price(1)	Number of Transactions	Number of Properties	Sq. Ft. (in thousands)/Units
Industrial property	$75,231	1	1	136 sq. ft.
Single-family rental property(2)	13,071	1	1	36 units
Total	$88,302	2	2

(1) Purchase price is inclusive of acquisition-related costs.

(2) The 36 Fiore townhomes acquired in 2023 are included as a single property.

On July 17, 2023, the Company acquired a pre-leased truck transload facility located within the Savannah, Georgia metropolitan area (the "Truck Transload Facility") for $75.2 million, inclusive of closing costs. The Truck Transload Facility, constructed in 2023, is a Class A logistics facility encompassing 136,240 square feet with 134 doors situated on an approximately 50-acre site.

The following table details the purchase price allocation for the properties acquired during the years ended December 31, 2024 and 2023 ($ in thousands):

	For the Years Ended December 31,
	2024	2023
Building and building improvements	$65,787	$51,524
Land and land improvements	29,598	27,523
Furniture, fixtures and equipment	553	221
In-place lease intangibles	11,385	6,323
Above-market lease intangibles	292	2,037
Below-market lease intangibles	(1,329)	—
Tenant improvements	1,572	674
Total purchase price	107,858	88,302
Other acquisition costs	(459)	—
Unpaid acquisition costs	—	—
Deposit applied	(9,072)	—
Non-controlling interest deemed contributions	(2,422)	—
Net working capital assumed	—	(1,569)
Acquisition costs paid by Adviser	—	(263)
Net purchase price	$95,905	$86,470

The weighted-average amortization periods for intangible assets and liabilities acquired in connection with the Company's acquisitions during the year ended December 31, 2024 were as follows:

	In-place lease intangibles	Above-market lease intangibles	Below-market lease intangibles
Weighted-average amortization periods (in years)	8.2	4.1	10.2

The weighted-average amortization periods for intangible assets and liabilities acquired in connection with the Company's acquisitions during the year ended December 31, 2023 were as follows:

	In-place lease intangibles	Above-market lease intangibles	Below-market lease intangibles
Weighted-average amortization periods (in years)	7.1	—	7.1

5. Investments in Real Estate Debt

The following table details the Company’s investments in real estate debt ($ in thousands):

					December 31, 2024		December 31, 2023
Real Estate Debt	Number of Positions	Credit Rating	Coupon	Maturity Date	Cost Basis	Fair Value	Cost Basis	Fair Value
Mezzanine Loan	1	Not Rated	SOFR(1) + 5.22%	September 9, 2025	$16,825	$16,825	$16,825	$16,825
Commercial Mortgage Loan	1	Not Rated	SOFR(1) + 2.65%	September 5, 2026	62,400	62,485	—	—
Total investments in real estate debt	2				$79,225	$79,310	$16,825	$16,825

(1) SOFR was 4.33% and 5.35% at December 31, 2024 and 2023, respectively.

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

The following table details the amounts recognized for the Company's investments in real estate debt ($ in thousands):

	For the Years Ended December 31,
	2024	2023
Interest income	$4,040	$1,747
Other income (expense), net	—	(9)
Unrealized gain	85	—
Total	$4,125	$1,738

6. Investments in Real Estate-Related and Other Securities

The following table details the Company’s investments in real estate-related and other securities ($ in thousands):

			December 31, 2024			December 31, 2023
Real Estate-Related and Other Securities	Coupon	Maturity Date	Face Amount	Cost Basis	Fair Value	Face Amount	Cost Basis	Fair Value
CMBS(1)	6.5%	September 15, 2035	$5,800	$5,797	$5,829	$—	$—	$—
U.S. Treasury(2)	N/A	March 14, 2024	—	—	—	420	409	416
U.S. Treasury(2)	N/A	April 17, 2025	595	582	588	—	—	—
Total real estate-related and other securities			$6,395	$6,379	$6,417	$420	$409	$416

(1) The CMBS coupon and maturity date represent a weighted-average.

(2) Includes $0.5 million and $0.4 million of securities pledged as collateral related to the Treasury note futures contracts as of December 31, 2024 and 2023, respectively.

The following table details the amounts recognized for the Company's investments in real estate-related and other securities ($ in thousands):

	For the Years Ended December 31,
	2024	2023
Interest income	$76	$223
Unrealized gain (loss)	33	(2)
Realized loss	—	(593)
Total income (loss) from investments in real estate-related and other securities	$109	$(372)

7. Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities, not fully amortized, consisted of the following ($ in thousands):

	December 31, 2024	December 31, 2023
Intangible assets:
In-place lease intangibles	$20,964	$8,007
Above-market lease intangibles	2,329	2,037
Total intangible assets	23,293	10,044
Accumulated amortization:
In-place lease amortization	(2,526)	(543)
Above-market lease amortization	(460)	(132)
Total accumulated amortization	(2,986)	(675)
Intangible assets, net	$20,307	$9,369
Intangible liabilities:
Below-market lease intangibles	$(3,159)	$(1,830)
Accumulated amortization:
Below-market lease amortization	362	146
Intangible liabilities, net	$(2,797)	$(1,684)

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of December 31, 2024 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Below-market Lease Intangibles
2025	$2,796	$362	$(274)
2026	2,755	352	(274)
2027	2,712	352	(274)
2028	2,454	321	(273)
2029	2,371	313	(265)
Thereafter	5,350	169	(1,437)
Total	$18,438	$1,869	$(2,797)

The in-place lease intangible amortization is recorded in depreciation and amortization while the above-market and below-market intangible amortization is recorded in rental revenue on the Company's Consolidated Statements of Operations.

8. Mortgage Notes, Credit Facility and Repurchase Facility

Mortgage notes

The following is a summary of the fixed-rate mortgage notes secured by the Company’s properties ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	December 31, 2024	December 31, 2023
Caroline West Gray	5.44%	December 1, 2029	$45,911	$45,911
Caroline Post Oak	5.44%	December 1, 2029	40,528	40,528
Coda on Centre	4.28%	May 1, 2029	28,397	28,907
6200 Bristol(1)	SOFR + 2.05%	April 1, 2029	10,000	—
Total loans secured by real estate			124,836	115,346
Deferred financing costs, net			(1,142)	(1,030)
Mortgage discount, net			(603)	(739)
Mortgage notes, net			$123,091	$113,577

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

The following table details the future principal payments due under the Company’s mortgage notes as of December 31, 2024 ($ in thousands):

Year	Mortgage Notes
2025	$536
2026	560
2027	585
2028	635
2029	122,520
Thereafter	—
Total future principal payments	$124,836

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

Repurchase Facility

On August 22, 2024, the Company entered into a Master Repurchase Agreement (the “Repurchase Facility”) with U.S. Bank National Association (the “Buyer”). The Repurchase Facility provides for a maximum aggregate purchase price of $150 million and has a three-year term plus two, one-year extension options. Subject to the terms and conditions thereof, the Repurchase Facility provides for the purchase, sale and repurchase of senior mortgage loans and participation interests in performing senior mortgage loans satisfying certain conditions set forth in the Repurchase Facility.

Advances under the Repurchase Facility accrue interest at a per annum rate equal to the Term SOFR Base Rate (as defined in the Repurchase Facility) for a one-month period plus a margin as agreed upon by the Buyer and the Company for each transaction. The Repurchase Facility contains affirmative and negative covenants and provisions regarding events of default that are normal and customary for similar repurchase facilities. The Operating Partnership has agreed to provide a limited guarantee of the obligations of the Sellers under the Repurchase Facility.

Borrowings from the Repurchase Facility were used to originate the Commercial Mortgage Loan (see Note 5).

The Company’s borrowings from the Repurchase Facility as of December 31, 2024 and 2023 are detailed in the following table ($ in thousands):

				Borrowings Outstanding
	Maximum Facility Size	Interest Rate	Maturity Date	December 31, 2024	December 31, 2023
Repurchase Facility	$150,000	SOFR(1) + 1.80%	August 22, 2027	$46,800	$—
Less: Unamortized deferred financing costs				(417)	—
	$150,000			$46,383	$—

(1) "SOFR" refers to the Secured Overnight Financing Rate which was 4.33% at December 31, 2024.

The Company is subject to various financial and operational covenants under certain of its mortgage notes, Credit Facility and the Repurchase Facility. These covenants require the Company to maintain certain financial ratios, which may include leverage, debt yield, and debt service coverage, among others. As of December 31, 2024 and 2023, the Company was in compliance with all of its loan covenants that could result in a default under such agreements.

9. Related Party Transactions

The Company and the Operating Partnership entered into an advisory agreement with the Adviser on May 31, 2022, which was amended and restated on May 12, 2023, November 13, 2023 and December 12, 2024 (the "Advisory Agreement"). Pursuant to the Advisory Agreement, the Adviser is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of directors.

The Adviser and certain of its Affiliates will receive fees and compensation in connection with the ongoing management of the assets of the Company. The Adviser will be paid a management fee equal to 1.00% of NAV per annum for Class D, Class I, Class S and Class T shares and 0.75% of NAV per annum for Class X and Class Y shares, payable monthly. The management fee will be paid, at the Adviser’s election, in cash, Class E Shares, or Class E Operating Partnership units. The Class E shares are not subject to the management fee. The Adviser waived its management fee through December 31, 2022. For the years ended December 31, 2024 and 2023, the Company incurred management fees of $1.0 million and $0.4 million, respectively. Management fees are recorded as a component of general and administrative expenses on the Company's Consolidated Statements of Operations.

The Company, as general partner, and Special Limited Partner entered into the Limited Partnership Agreement of JPMREIT OP on June 3, 2022 as amended on September 20, 2022 and November 13, 2023.

The Special Limited Partner holds a performance participation interest in JPMREIT OP that entitles it to receive an allocation from JPMREIT OP equal to (i) 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined in the JPMREIT OP limited partnership agreement) with respect to Class D, I, S, and T units of the Operating Partnership and (ii) 10.0% of the annual Class X and Y Total Return, subject to a 7% Class X and Y Hurdle Amount and a Class X and Y High-Water Mark, with a Class X and Y Catch-Up (each term as defined in the JPMREIT OP limited partnership agreement) with respect to Class X units of the Operating Partnership and Class Y units of the Operating Partnership, respectively. Such allocation will be measured on a calendar year basis, made quarterly and accrued monthly. The performance participation interest will not be paid on the Class E Operating Partnership units. For the year ended December 31, 2024, the Company incurred $0.8 million of performance participation allocation which was recorded as a component of general and administrative expenses on the Company's Consolidated Statements of Operations. No performance participation allocation was recorded for the year ended December 31, 2023

See Note 2 for a discussion on the Adviser's investment in the Company.

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

The Dealer Manager also receives a stockholder servicing fee of 0.25%, 0.85%, and 0.85% per annum of the aggregate NAV of the Company’s outstanding Class D shares, Class S shares, and Class T shares, respectively. The Company will cease paying the stockholder servicing fee with respect to any Class D share, Class S share, and Class T share sold in the primary offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such share would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such share (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto). At the end of such month, such Class D share, Class S share or Class T share (and any shares issued under the Company’s distribution reinvestment plan with respect thereto) will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV of such share. The Company will accrue the cost of the stockholder servicing fee as an offering cost at the time each Class D, Class S, and Class T share is sold during the primary offering. The Company's obligations to pay stockholder servicing fees with respect to the Class D, Class S and Class T shares distributed in the Offering shall survive until such shares are no longer outstanding (including because such shares converted into Class I shares). As of December 31, 2024 and 2023, the Company had accrued stockholder servicing fees of $1.6 million and $0.04 million, respectively. Stockholder servicing fees are recorded as a component of due to affiliates on the Company's Consolidated Balance Sheets.

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

During the year-ended December 31, 2023, the Company sold 4,467,716 Class E Operating Partnership units to the Adviser for an aggregate purchase price of $48.6 million (see Note 13). During the year-ended December 31, 2024, the Company did not sell any Class E Operating Partnership units or Class E shares to the Adviser. Class E units and Class E shares sold to the Adviser are recorded as Mandatorily Redeemable Instruments on the Company's Consolidated Balance Sheets (see Note 13). The distribution payable for Mandatorily Redeemable Instruments was $0.4 million and $0.4 million as of December 31, 2024 and 2023, respectively.

On September 2, 2022, the Company acquired a $26.8 million Mezzanine Loan and, concurrent with the acquisition, sold a $10 million pari passu participation interest to an affiliate of the Adviser (see Note 5).

In May 2023, the Company began to invest in a money market fund managed by an affiliate of the Adviser. As of December 31, 2024, included in cash and cash equivalents, is $118.7 million invested in the money market fund.

Due to Affiliates

The following table details the components of due to affiliates ($ in thousands):

	December 31, 2024	December 31, 2023
Organization and offering costs	$6,868	$6,648
Operating expenses	10,970	7,935
Accrued performance participation allocation	811	—
Management fee	218	100
Stockholder servicing fee	1,607	36
Total	$20,474	$14,719

Organization and offering costs

The Adviser advanced organization and offering costs respectively (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through July 22, 2024, which marked the second anniversary of the Offering. Commencing on July 22, 2024, the Company began reimbursing the Adviser for all such advanced costs ratably over a 60-month period. As of December 31, 2024, the Company reimbursed $0.6 million to the Adviser.

The Adviser incurred organization and offering expenses on the Company's behalf of $7.5 million and $6.6 million, of which $6.9 million and $6.6 million remained outstanding as of December 31, 2024 and 2023, respectively.

Operating expenses

The Adviser has advanced $11.0 million and $7.9 million of operating expenses on the Company’s behalf as of December 31, 2024 and 2023, respectively. Pursuant to the Advisory Agreement, the Company will reimburse the Adviser for all advanced operating expenses ratably over the 60 months starting the earlier of (i) the first date that the Company’s NAV reaches $1 billion and (ii) December 31, 2026.

10. Other Assets and Liabilities

The following table summarizes the components of other assets ($ in thousands):

	December 31, 2024	December 31, 2023
Tenant receivables	$1,131	$221
Acquisition costs	5	146
Prepaid expenses	896	170
Interest receivable	467	114
Straight-line rent receivable	976	342
Other	25	73
Total	$3,500	$1,066

The following table summarizes the components of accounts payable, accrued expenses and other liabilities ($ in thousands):

	December 31, 2024	December 31, 2023
Real estate taxes payable	$206	$—
Accrued expenses	2,482	1,214
Accounts payable	291	152
Distributions payable(1)	1,537	832
Tenant security deposits	638	1,405
Other	203	101
Total	$5,357	$3,704

(1) Included in distributions payable is $0.4 million and $0.4 million as of December 31, 2024 and 2023, respectively, relating to distributions declared on Class E units and Class E shares held by the Adviser.

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

The following table details the components of operating lease income from the Company's retail and industrial properties ($ in thousands):

	For the Years Ended December 31,
	2024	2023
Fixed lease payments	$6,973	$2,511
Total fixed lease payments	$6,973	$2,511

The following table presents the future minimum rents the Company expects to receive from its retail and industrial properties as of December 31, 2024 ($ in thousands):

Year	Amount
2025	$9,786
2026	10,068
2027	10,253
2028	10,113
2029	10,068
Thereafter	28,151
Total	$78,439

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

As of December 31, 2024, in accordance with the Charter, the Company had authority to issue 5.5 billion shares, consisting of the following (shares in thousands):

Classification	Number of Shares	Par Value
Class D Shares	600,000	$0.01
Class I Shares	1,500,000	0.01
Class S Shares	1,000,000	0.01
Class T Shares	600,000	0.01
Class E Shares	600,000	0.01
Class X Shares	500,000	0.01
Class Y Shares	600,000	0.01
Preferred Stock	100,000	0.01
Total	5,500,000

Common Stock

The following tables detail the movement in the Company’s outstanding shares of common stock (in thousands). There were no outstanding Class T or Class X shares during the year ended December 31, 2024:

	Year Ended December 31, 2024
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y	Total
Beginning balance, December 31, 2023:	504	5,397	54	—	6,407	—	—	12,362
Common stock issued	491	4,810	2	—	12,161	—	2,131	19,595
Common stock repurchased	(2)	(61)	—	—	(2)	—	—	(65)
Ending balance, December 31, 2024	993	10,146	56	—	18,566	—	2,131	31,892

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

There was no preferred stock outstanding during the years ended December 31, 2024 or 2023, respectively.

Shares repurchased

The Company repurchased shares of its common stock for $1.9 million and $0.4 million during the years ended December 31, 2024 and 2023, respectively.

The Company had no unfulfilled repurchase requests as of December 31, 2024. See Note 3 “— Share Repurchases” for a discussion of the share repurchase plan.

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

The purchase price for shares of the Company's common stock purchased pursuant to the distribution reinvestment plan will be equal to the transaction price for the applicable class of shares at the time the distribution is payable (which will generally be equal to the Company’s prior month’s NAV per share). Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares of common stock pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to Class D shares, Class S shares, Class T shares and Class Y shares are calculated based on the Company's NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan. Shares acquired under the distribution reinvestment plan will entitle the participant to the same rights and be treated in the same manner as shares purchased in the Offering.

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

The following tables detail the aggregate distributions declared for each applicable class of common stock:

	For The Year Ended December 31, 2024
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y
Aggregate gross distributions declared per share of common stock	$0.4500	$0.4500	$0.4500	$—	$0.4500	$—	$0.4500
Stockholder servicing fee per share of common stock(1)	—	—	(0.0913)	—	—	—	(0.0919)
Net distributions declared per share of common stock	$0.4500	$0.4500	$0.3587	$—	$0.4500	$—	$0.3581

	For The Year Ended December 31, 2023
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y
Aggregate gross distributions declared per share of common stock	$0.4295	$0.4295	$0.1874	$—	$0.4295	$—	$—
Stockholder servicing fee per share of common stock(1)	—	—	(0.0387)	—	—	—	—
Net distributions declared per share of common stock	$0.4295	$0.4295	$0.1487	$—	$0.4295	$—	$—

	For The Year Ended December 31, 2022
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y
Aggregate gross distributions declared per share of common stock	$—	$0.0335	$—	$—	$0.0335	$—	$—
Stockholder servicing fee per share of common stock(1)	—	—	—	—	—	—	—
Net distributions declared per share of common stock	$—	$0.0335	$—	$—	$0.0335	$—	$—

(1) Stockholder servicing fees only apply to Class D, Class S, Class T and Class Y shares. For purposes of NAV, the Company recognizes the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is incurred. Under GAAP, the Company accrues the full cost of the stockholder servicing fee as an offering cost at the time the Company sells Class D, Class S, Class T and Class Y shares. The stockholder servicing fee on Class D shares was waived during the year ended December 31, 2024, and the NAV attributable to current stockholders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity. As of December 31, 2024 and 2023 the Company had accrued stockholder servicing fees of $1.6 million and $0.04 million, respectively. As of December 31, 2022, the Company had not accrued stockholder servicing fees.

Distributions paid in the year ended December 31, 2024 were characterized, for federal income tax purposes, as 94% return of capital and 6% ordinary income. Distributions paid in the year ended December 31, 2023 were characterized, for federal income tax purposes, as 100% return of capital. All distributions declared in fiscal year 2022 were paid in fiscal year 2023, making them a 2023 tax event for investors.

13. Mandatorily Redeemable Instruments

As of December 31, 2023, the Company had sold 9.0 million Class E Operating Partnership units and 0.5 Class E shares to the Adviser for an aggregate purchase price of $94.2 million and $5.8 million, respectively. The Company did not sell any Class E Operating Partnership units or Class E shares to the Adviser during the year ended December 31, 2024 (see Note 2).

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

The Class E units and Class E shares held by JPMIM are mandatorily redeemable, and only subject to delays to the continuous obligation to ultimately redeem the instruments once sufficient availability exists under share repurchase agreements. Therefore, the Mandatorily Redeemable Instruments held by JPMIM are classified as a liability pursuant to Topic 480 — Distinguishing Liabilities from Equity and are presented as Mandatorily Redeemable Instruments at the initial funding amount received, which is equivalent to fair value at the issuance dates. Subsequently, the Mandatorily Redeemable Instruments are carried at their cash redemption value as if the Class E unit or Class E share was repurchased or redeemable at the reporting date, which equals NAV per Class E unit or Class E share. The change in carrying value (changes in NAV per Class E unit or Class E share) is classified as mandatorily redeemable instruments interest costs along with any cash distributions declared in the Consolidated Statements of Operations. During the years ended December 31, 2024, 2023 and 2022, the Company recorded $7.9 million, $4.5 million and $0.4 million of mandatorily redeemable instruments interest costs in the Consolidated Statements of Operations, which consisted of a redemption value adjustment charge of $3.6 million, $1.5 million and $0.2 million and distribution expenses of $4.3 million, $3.0 million and $0.2 million, respectively.

The following table details the Mandatorily Redeemable Instruments activity for the years ended December 31, 2024, 2023 and 2022 ($ in thousands):

	Years Ended December 31,
	2024	2023	2022
Balance at the beginning of the year	$101,753	$45,784	$—
Issuance of Mandatorily Redeemable Instruments	—	54,440	45,560
Distributions declared	4,299	2,971	152
Reclassification to distributions payable/paid	(4,299)	(2,971)	(152)
Redemption value adjustment	3,572	1,529	224
Ending balance	$105,325	$101,753	$45,784

The following table details the future payments due under the Company's Mandatorily Redeemable Instruments as of December 31, 2024 ($ in thousands):

Year	Total(1)
2025	$105,325
2026	—
2027	—
2028	—
2029	—
Thereafter	—
Total future payments	$105,325

(1) Redemptions of Mandatorily Redeemable Instruments are subject to the share repurchase plan’s 2% monthly and 5% quarterly caps after satisfying repurchase requests from investors in the Offering.

Redemption features

See Note 3 “JPMIM mandatory Class E repurchases” for a discussion of the redemption features associated with Class E shares and Class E units held by JPMIM.

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Code. The Mandatorily Redeemable Instruments receive the same gross distribution per share as the Class E common stock. For the years ended December 31, 2024, 2023 and 2022, distributions declared on the Mandatorily Redeemable Instruments totaled $4.3 million, $3.0 million and $0.2 million, respectively. When a distribution is declared, the Company records a distribution expense as a component of mandatorily redeemable instruments interest cost in the Consolidated Statements of Operations. A distribution payable is also recorded within accounts payable, accrued expenses and other liabilities on the Company's Consolidated Balance Sheets until the distribution is paid. The distribution payable for Mandatorily Redeemable Instruments was $0.4 million, $0.4 million and $0.2 million as of December 31, 2024, 2023 and 2022, respectively.

14. Earnings Per Share

The Company's net loss and weighted average number of shares outstanding for the years ended December 31, 2024 and 2023 consisted of the following ($ and shares in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Net loss attributable to JPMREIT stockholders	$(9,743)	$(8,326)	$(3,732)
Weighted-average shares of common stock outstanding, basic and diluted	18,731	8,069	715

The calculation of basic and diluted net loss per share amounts for the years ended December 31, 2024 and 2023 consisted of the following:

	For the Years Ended December 31,
	2024	2023	2022
Basic and Diluted Net Loss per Share Attributable to JPMREIT Stockholders
Numerator:
Net loss attributable to JPMREIT stockholders	$(9,743)	$(8,326)	$(3,732)
Denominator:
Weighted-average shares of common stock outstanding	18,731	8,069	715
Basic and diluted net loss per share of common stock	$(0.52)	$(1.03)	$(5.22)

For the years ended December 31, 2024 and 2023, unvested Class E common shares awarded to the Company's independent directors are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive. There were no other potentially dilutive, unvested common shares for the years ended December 31, 2024 and 2023.
15. Segment Reporting

The Chief Executive Officer, as the CODM, allocates resources and evaluates results based on the performance of each of the Company's five reportable segments: multifamily, industrial, single-family rental, retail, and investments in real estate debt, real estate-related and other securities. The Company and the CODM believe that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment. The significant expense categories and amounts presented below align with the segment-level information that is regularly provided to our CODM.

The following table details the total assets by segment ($ in thousands):

Segment	December 31, 2024	December 31, 2023
Multifamily	$174,928	$178,001
Industrial	120,741	96,066
Single-family rental	45,005	13,417
Retail	51,081	—
Investments in real estate debt, real estate-related and other securities	91,859	17,563
Other (corporate)	120,382	39,857
Total assets	$603,996	$344,904

The following table details the financial results by segment for the year ended December 31, 2024 ($ in thousands):

	Multifamily	Industrial	Single-family rental	Retail	Investments in real estate debt, real estate-related and other securities	Total
Revenues
Rental revenue	$14,989	$5,793	$777	$3,694	$—	$25,253
Total revenues	14,989	5,793	777	3,694	—	25,253
Expenses
Rental property operating	6,050	724	1,795	1,369	9	9,947
Total expenses	6,050	724	1,795	1,369	9	9,947
Income from investments in real estate debt	—	—	—	—	4,125	4,125
Income from investments in real estate-related and other securities	—	—	—	—	109	109
Segment net operating income (loss)	$8,939	$5,069	$(1,018)	$2,325	$4,225	$19,540
Depreciation and amortization	$(4,467)	$(2,957)	$(1,151)	$(1,462)	$—	$(10,057)
General and administrative						(4,641)
Mandatorily redeemable instruments interest costs						(7,870)
Interest expense						(8,116)
Other income, net						1,349
Net loss						$(9,795)
Net loss attributable to non-controlling interests in consolidated joint ventures						(52)
Net loss attributable to JPMREIT stockholders						$(9,743)

The following table details the financial results by segment for the year ended December 31, 2023 ($ in thousands):

	Multifamily	Industrial	Single-family rental	Retail	Investments in real estate debt, real estate-related and other securities	Total
Revenues
Rental revenue	$14,709	$3,004	$—	$—	$—	$17,713
Total revenues	14,709	3,004	—	—	—	17,713
Expenses
Rental property operating	5,008	248	16	—	2	5,274
Total expenses	5,008	248	16	—	2	5,274
Income from investments in real estate debt	—	—	—	—	1,738	1,738
Loss from investment in real estate-related and other securities	—	—	—	—	(372)	(372)
Segment net operating income (loss)	$9,701	$2,756	$(16)	$—	$1,364	$13,805
Depreciation and amortization	$(6,373)	$(1,448)	$(20)	$—	$—	$(7,860)
General and administrative						(3,835)
Mandatorily redeemable instruments interest costs						(4,500)
Interest expense						(7,245)
Other income, net						1,206
Net loss						$(8,429)
Net loss attributable to non-controlling interests in consolidated joint ventures						(103)
Net loss attributable to JPMREIT stockholders						$(8,326)

The following table details the financial results by segment for the year ended December 31, 2022 ($ in thousands):

	Multifamily	Industrial	Single-family rental	Retail	Investments in real estate debt, real estate-related and other securities	Total
Revenues
Rental revenue	$1,700	$366	$—	$—	$—	$2,066
Total revenues	1,700	366	—	—	—	2,066
Expenses
Rental property operating	461	100	—	—	—	561
Total expenses	461	100	—	—	—	561
Income from investments in real estate debt	—	—	—	—	545	545
Income from investment in real estate-related and other securities	—	—	—	—	8	8
Segment net operating income	$1,239	$266	$—	$—	$553	$2,058
Depreciation and amortization	$(992)	$(75)	$—	$—	$—	$(1,076)
General and administrative						(2,799)
Mandatorily redeemable instruments interest costs						(376)
Interest expense						(1,349)
Other expense, net						(211)
Net loss						$(3,753)
Net loss attributable to non-controlling interests in consolidated joint ventures						(21)
Net loss attributable to JPMREIT stockholders						$(3,732)

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

The following table details the Company's outstanding Treasury note futures contracts that were non-designated hedges of interest rate risk (notional amount in thousands) as of December 31, 2024:

	December 31, 2024
Treasury note futures contracts	Number of Contracts	Notional Amount	Commencement Date	Maturity Date
5-year Treasury note futures	168	$16,800	November 26, 2024	March 31, 2025
2-year Treasury note futures	56	11,200	November 26, 2024	March 31, 2025
Interest rate swap	1	10,000	April 2, 2024	October 2, 2028

The following table details the Company's outstanding Treasury note futures contracts that were non-designated hedges of interest rate risk (notional amount in thousands) as of December 31, 2023:

	December 31, 2023
Treasury note futures contracts	Number of Contracts	Notional Amount	Commencement Date	Maturity Date
5-year Treasury note futures	237	$25,228	November 21, 2023	March 28, 2024
2-year Treasury note futures	17	3,467	November 21, 2023	March 28, 2024

The following table details the fair value of the Company's derivative financial instruments ($ in thousands):

	Fair Value of Derivatives(1)
	December 31, 2024	December 31, 2023
5-year Treasury note futures	$(16)	$20
2-year Treasury note futures	(1)	2
Interest rate swap	(118)	—

(1) Derivatives were included in other liabilities, net and other assets, net on the Company's Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023, respectively.

For the years ended December 31, 2024 and 2023, the Company recorded an unrealized gain related to changes in the fair value of its derivative financial instruments of $0.9 million and $0.6 million, respectively. Changes in the fair value of the Company's derivative financial instrument is recorded within other (income) expense, net on the Consolidated Statements of Operations. During the years ended December 31, 2024 and 2023, the Company recorded a realized loss of $0.2 million and $0.1 million relating to the sale of Treasury note futures contracts. Realized gain (loss) from the sale of the Company's derivative financial instruments is recorded within other (income) expense, net on the Consolidated Statements of Operations.

17. Commitments and Contingencies

Litigation

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2024, the Company was not involved in any material legal proceedings.

18. Subsequent Events

Capital raising and financing

As part of the Offering, subsequent to December 31, 2024 through March 18, 2025, the Company sold 59,713 Class D, 1,413,114 Class I, and 308 Class S shares of common stock for net proceeds of $0.6 million, $14.8 million and $0.003 million respectively, which is inclusive of distributions reinvested in accordance with the Company's distribution reinvestment plan.

As part of its private offerings, subsequent to December 31, 2024 through March 18, 2025, the Company sold 248,876 Class I, 24,170,009 Class E, and 1,426,817 Class Y common stock for net proceeds of $2.6 million, $266.6 million and $15.6 million, respectively, which is inclusive of distributions reinvested in accordance with the Company's distribution reinvestment plan.

Investments

On February 12, 2025, the Company acquired an interest in a 219-unit, Class-B multifamily property, located in Wilmington, North Carolina for $32.1 million, excluding closing costs. The property was acquired through a joint venture, of which the Company owns 90% and the remainder is owned by a Charlotte-based owner and operator focused on workforce housing.

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2024 ($ in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at the Close of Period(2)
Property Location	Property Type	Number of Properties	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total(3)	Accumulated Depreciation(3)	Year Built/Last Renovated	Year Acquired	Depreciable Lives(1)
Houston, TX	Multifamily	2	$86,439	$23,642	$104,865	$14	$2,068	$23,656	$106,933	$130,589	$(6,058)	2013	2022	(1)
Pittsburgh, PA	Multifamily	1	28,397	5,416	42,681	2	164	5,418	42,845	48,263	(2,484)	2018	2022	(1)
Philadelphia, PA	Industrial	1	10,000	20,302	—	21	—	20,323	—	20,323	(475)	2022	2022	(1)
Savannah, GA	Industrial	1	—	24,304	41,892	—	772	24,304	42,664	66,968	(2,292)	2023	2023	(1)
Various(4)	Industrial	2	—	4,995	18,027	—	—	4,995	18,027	23,022	(102)	(4)	2024	(1)
Sarasota, FL	Single-family rental	1	—	11,304	33,761	6	73	11,310	33,834	45,144	(1,117)	2024	2023/2024	(1)
Queens, NY	Retail	1	—	16,518	23,630	130	394	16,648	24,024	40,672	(546)	1996	2024	(1)
Portfolio total			$124,836	$106,481	$264,856	$173	$3,471	$106,654	$268,327	$374,981	$(13,074)

(1) Refer to Note 3 to the Company's consolidated financial statements for details of depreciable lives.

(2) The aggregate cost for federal income tax purposes as of December 31, 2024 was approximately $379.5 million.

(3) The total included on Schedule III does not include furniture, fixtures and equipment totaling $3.9 million. Accumulated depreciation does not include $0.8 million of accumulated depreciation related to furniture, fixtures and equipment.

(4) The Company acquired two industrial properties in a single transaction which are located in Tampa and Pinellas Park, Florida. The Tampa property was built in 2004 and the Pinellas Park property was built in 2007.

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2024 ($ in thousands) - Continued

The total included on Schedule III does not include furniture, fixtures and equipment totaling $3.9 million. Accumulated depreciation does not include $0.8 million of accumulated depreciation related to furniture, fixtures and equipment.

The following table summarizes activity for real estate and accumulated depreciation for the years ended December 31, 2024 and 2023 ($ in thousands):

	December 31, 2024	December 31, 2023
Real Estate:
Balance at the beginning of the year	$277,945	$196,988
Additions during the year:
Land and land improvements	29,742	27,553
Building and building improvements	67,294	53,404
Balance at the end of the year	$374,981	$277,945

Accumulated Depreciation:
Balance at the beginning of the year	$(5,390)	$(477)
Accumulated depreciation	(7,684)	(4,913)
Balance at the end of the year	$(13,074)	$(5,390)