Form 10-Q
period 2025-03-31
J.P. Morgan Real Estate Income Trust, Inc.
filed 2025-05-09
CIK 1893262

. T

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 9, 2025, the registrant had outstanding 1,111,521 shares of Class D common stock, 12,492,646 shares of Class I common stock, 48,714,281 shares of Class E common stock and 4,851,738 shares of Class Y common stock. There were no outstanding shares of Class S, Class T or Class X common stock.

i

Item 1. Financial Statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Balance Sheets (Unaudited) (in thousands, except per-share data)

	March 31,	December 31,
	2025	2024
ASSETS
Investments in real estate, net	$429,221	$365,070
Investments in real estate debt	79,307	79,310
Investments in real estate-related and other securities	70,041	6,417
Intangible assets, net	20,551	20,307
Cash and cash equivalents	310,316	127,692
Restricted cash	931	700
Deposits on real estate	4,000	1,000
Other assets, net	6,180	3,500
Total assets	$920,547	$603,996
LIABILITIES AND EQUITY
Mortgage notes, net	$137,625	$123,091
Repurchase facility, net	46,422	46,383
Intangible liabilities, net	2,925	2,797
Mandatorily redeemable instruments	105,436	105,325
Due to affiliate	21,402	20,474
Accounts payable, accrued expenses and other liabilities	8,981	5,357
Total liabilities	322,791	303,427

Commitments and Contingencies (Note 17)
Redeemable non-controlling interest	810	—

Equity
Common stock – Class D shares, $0.01 par value per share, 600,000 shares authorized, and 1,050 and 993 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	10	10
Common stock – Class I shares, $0.01 par value per share, 1,500,000 shares authorized, and 11,695 and 10,146 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	117	101
Common stock – Class S shares, $0.01 par value per share, 1,000,000 shares authorized, and 0 and 56 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	1
Common stock – Class E shares, $0.01 par value per share, 600,000 shares authorized, and 42,734 and 18,566 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	427	186
Common stock – Class Y shares, $0.01 par value per share, 600,000 shares authorized, and 3,557 and 2,131 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	36	21
Additional paid-in capital	626,545	329,600
Accumulated deficit	(37,826)	(33,780)
Total stockholders' equity	589,309	296,139
Non-controlling interests in consolidated joint ventures	7,637	4,430
Total equity	596,946	300,569
Total liabilities and equity	$920,547	$603,996

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except per-share data)

	For the Three Months Ended March 31,
	2025	2024
Revenues
Rental revenue	$8,270	$5,077
Total revenues	8,270	5,077
Expenses
Rental property operating	3,033	1,793
General and administrative	1,647	976
Depreciation and amortization	3,558	1,958
Total expenses	8,238	4,727
Other income (expense), net
Income from investments in real estate debt	1,478	446
Income from investments in real estate-related and other securities	1,081	5
Mandatorily redeemable instruments interest costs	(1,186)	(839)
Interest expense	(2,488)	(1,591)
Other income, net	2,743	41
Total other income (expense), net	1,628	(1,938)
Net income (loss)	$1,660	$(1,588)
Net loss attributable to non-controlling interests in consolidated joint ventures	(21)	(16)
Net income (loss) attributable to JPMREIT stockholders	$1,681	$(1,572)
Net income (loss) per share of common stock – basic	$0.03	$(0.11)
Net income (loss) per share of common stock – diluted	$0.03	$(0.11)
Weighted-average shares of common stock outstanding – basic	50,719	13,854
Weighted-average shares of common stock outstanding – diluted	50,724	13,854

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statements of Changes in Equity (Unaudited)

(in thousands, except per-share data)

	Par Value
	Common Stock Class D	Common Stock Class I	Common Stock Class S	Common Stock Class E	Common Stock Class Y	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2024	$10	$101	$1	$186	$21	$329,600	$(33,780)	$296,139	$4,430	$300,569
Net income (loss)	—	—	—	—	—	—	1,681	1,681	(21)	1,660
Common stock issued, net of offering costs	—	16	—	240	15	296,664	—	296,935	—	296,935
Distributions declared on common stock	—	—	—	—	—	—	(5,727)	(5,727)	—	(5,727)
Distribution reinvestments	—	1	—	1	—	2,117	—	2,119	—	2,119
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	3,269	3,269
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(41)	(41)
Common stock repurchased	—	(1)	(1)	—	—	(1,861)	—	(1,863)	—	(1,863)
Amortization of restricted stock grants	—	—	—	—	—	25	—	25	—	25
Balance at March 31, 2025	$10	$117	$—	$427	$36	$626,545	$(37,826)	$589,309	$7,637	$596,946

	Par Value
	Common Stock Class D	Common Stock Class I	Common Stock Class S	Common Stock Class E	Common Stock Class Y	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2023	$5	$54	$1	$64	$—	$122,915	$(15,679)	$107,360	$2,107	$109,467
Net loss	—	—	—	—	—	—	(1,572)	(1,572)	(16)	(1,588)
Common stock issued, net of offering costs	1	12	—	5	5	22,872	—	22,895	—	22,895
Distributions declared on common stock	—	—	—	—	—	—	(1,551)	(1,551)	—	(1,551)
Distribution reinvestments	—	—	—	—	—	399	—	399	—	399
Amortization of restricted stock grants	—	—	—	—	—	25	—	25	—	25
Balance at March 31, 2024	$6	$66	$1	$69	$5	$146,211	$(18,802)	$127,556	$2,091	$129,647

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$1,660	$(1,588)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,558	1,958
Amortization of above- and below-market lease intangibles	(15)	43
Amortization of deferred financing costs	84	81
Amortization of restricted stock grants	25	25
Realized (gain) loss on sale of real estate-related and other securities and derivative instruments	(52)	36
Unrealized (gain) loss on real estate-related and other securities and derivative instruments	(639)	521
Unrealized loss on investments in real estate debt	3	—
Redemption value adjustment on mandatorily redeemable instruments	111	(236)
Change in assets and liabilities:
Increase in other assets	(2,689)	(577)
Increase in due to affiliates	1,032	596
Increase (decrease) in accounts payable, accrued expenses and other liabilities	2,428	(936)
Net cash provided by (used in) operating activities	5,506	(77)

Cash flows from investing activities:
Acquisitions of real estate	(51,410)	(9,373)
Capital improvements on real estate	(353)	(180)
Deposits on real estate acquisitions	(4,000)	—
Variation margin proceeds (payments)	188	(502)
Proceeds from real estate-related and other securities	20	420
Purchases of real-estate related and other securities	(63,064)	(413)
Net cash used in investing activities	(118,619)	(10,048)

Cash flows from financing activities:
Proceeds from issuance of common stock	297,518	23,608
Repurchase of common stock	(1,704)	—
Contributions from non-controlling interests	3,268	—
Distributions paid on common stock	(2,601)	(1,076)
Distributions to non-controlling interests	(38)	—
Principal repayments of mortgage notes	(136)	(127)
Payment of deferred financing costs on mortgage notes	(339)	—
Net cash provided by financing activities	295,968	22,405

Net change in cash, cash equivalents and restricted cash:	182,855	12,280
Cash, cash equivalents and restricted cash, at the beginning of the period	128,392	32,683
Cash, cash equivalents and restricted cash, at the end of the period	$311,247	$44,963

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	For the Three Months Ended March 31,
	2025	2024
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$310,316	$44,734
Restricted cash	931	229
Total cash, cash equivalents and restricted cash	$311,247	$44,963

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,328	$1,508

Supplemental disclosure of non-cash investing and financing activities:
Assumption of mortgage note, net, in conjunction with acquisition of real estate	$14,913	$—
Accrued distributions	$1,010	$—
Distribution re-investments	$2,119	$399
Reclassification of deposits to investments in real estate, net	$1,005	$3,629
Accrued stockholder servicing fee due to affiliate	$1,044	$405
Redeemable non-controlling interest issued as settlement for performance participation allocation	$810	$—

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

1. Organization and Business Purpose

J.P. Morgan Real Estate Income Trust, Inc. (the “Company” or “JPMREIT”) was formed on November 5, 2021 as a Maryland corporation and qualifies as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company invests primarily in stabilized, income-generating real estate properties, and to a lesser extent, real estate debt, real estate-related securities and other securities. The Company is the sole general partner of J.P. Morgan REIT Operating Partnership, L.P., a Delaware limited partnership (“Operating Partnership”). J.P. Morgan REIT OP Special Limited Partner, L.P. (the “Special Limited Partner”), an affiliate of J.P. Morgan Investment Management Inc. (the “Adviser” or “JPMIM” and together with its affiliates “J.P. Morgan”), owns a special limited partner interest in the Operating Partnership. Substantially all of the Company’s business is conducted through the Operating Partnership. The Company and the Operating Partnership are externally managed by JPMIM.

As of March 31, 2025, the Company owned 11 real estate properties consisting of five multifamily properties, four industrial properties, one single-family rental property and one retail property. The Company also has two real estate debt investments, nine CMBS investments and one investment in a U.S. Treasury bill. The Company currently operates in five reportable segments: multifamily, industrial, single-family rental, retail, and investments in real estate debt, real estate-related and other securities. See Note 15 for a description of the Company's segment reporting.

The Company depends on the Adviser and its affiliates for certain services that are essential to it, including the distribution of the Company’s shares of common stock, acquisition and disposition decisions, and certain other responsibilities. If the Adviser and its affiliates were unable or unwilling to provide such services, the Company would be required to find alternative service providers.

2. Capitalization

The Company filed a Registration Statement on Form S-11 (the “Registration Statement”) to register with the Securities and Exchange Commission (the "SEC") an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the “Offering, and together with the Company’s private offerings described below, the “Offerings”). The Registration Statement was declared effective by the SEC on July 22, 2022. The Company is selling any combination of four classes of shares of its common stock, Class D shares, Class I shares, Class S shares and Class T shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and ongoing stockholder servicing fees. Until the Company issues any Class S or Class T shares, the initial per-share purchase price for the Company’s Class S and Class T shares are equal to the most recently determined net asset value (“NAV”) per share for the Class E common stock (“Class E shares”) sold in the Company’s private offering, plus, applicable upfront selling commissions and dealer manager fees. The purchase price per share for each class of the Company’s common stock will vary and will generally equal the prior month’s NAV per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees.

On November 15, 2021, the Company was capitalized with a $0.2 million investment by the Adviser in exchange for 20,000 shares of the Company’s Class E common stock. The Adviser has agreed to not sell, transfer or dispose of the shares to any party other than an affiliate of the Adviser for so long as the Adviser or its affiliate performs an advisory function for the Company.

Pursuant to a separate private offering whose commitments have been fully called, as of March 31, 2025, the Company had sold $67.9 million in Class E shares and $94.2 million in Class E units of the Operating Partnership (“Class E units”), including $5.8 million in Class E shares and $94.2 million in Class E units purchased by JPMIM (collectively, the “Initial Capitalization”).

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

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company, and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s financial position and results of operations for the interim period. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the SEC. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 18, 2025.

Certain amounts on the Company’s Consolidated Statements of Cash Flows for the three months ended March 31, 2024 have been reclassified to conform to the current period presentation. Such reclassification has no effect on previously reported totals or subtotals on the Consolidated Statements of Cash Flows.

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

There is no other comprehensive income (loss) for the three months ended March 31, 2025 and 2024, resulting in comprehensive income (loss) equaling net income (loss). Accordingly, the statement of other comprehensive income (loss) is not presented.

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

Each of the Company’s joint ventures is considered to be a VIE. The Company consolidated these entities because it has the ability to direct the most significant activities of the joint venture. The total assets and liabilities of the Company’s consolidated VIEs were $210.3 million and $89.4 million and $178.2 million and $89.1 million as of March 31, 2025 and December 31, 2024, respectively. Such amounts are included on the Company’s Consolidated Balance Sheets.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, cash held in money market funds and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company held $310.3 million and $127.7 million in cash and cash equivalents as of March 31, 2025 and December 31, 2024, respectively (see Note 9).

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

The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. The Company also considers an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including, but not limited to, the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals.

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

The Company’s management reviews the Company’s real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. Since cash flows on real estate properties considered to be "long-lived assets to be held and used" are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. If the Company determines that an impairment has occurred, the affected assets must be reduced to their estimated fair value. During the three months ended March 31, 2025 and 2024, no such impairments occurred.

Investments in Real Estate Debt

The Company’s investments in real estate debt consisted of a Commercial Mortgage Loan and a Mezzanine Loan (both defined below) secured by real estate. The Company elected the FVO for its real estate debt investments. As such, the resulting unrealized gains and losses of such loans are recorded as a component of income from investments in real estate debt on the Company’s Consolidated Statements of Operations. An unrealized loss of less than $0.1 million was recognized for the three months ended March 31, 2025 and no unrealized gain or loss was recognized for the three months ended March 31, 2024.

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

Mandatorily Redeemable Instruments

The Company reports its mandatorily redeemable Class E shares and Class E units (collectively the "Mandatorily Redeemable Instruments") as a liability on its Consolidated Balance Sheets at JPMIM’s cash redemption value. JPMIM’s cash redemption value is determined based on the Company's NAV per Class E share or Class E unit as of the Company's balance sheet date. For purposes of determining the Company's NAV, the Company's investments in real estate are recorded at fair value based on third-party valuations prepared by licensed appraisers in accordance with standard industry practice. These fair value estimates of the Company's investments in real estate are particularly important as they are used for the calculation of NAV, which determines the adjustment to the carrying value of the Company's Mandatorily Redeemable Instruments. Significant differences in the fair value of the Company's Mandatorily Redeemable Instruments may result from changes in market conditions that cause the Company's NAV, and thus JPMIM’s redemption value, to increase or decrease during the period and are recorded as a component of mandatorily redeemable instruments interest cost on the Company's Consolidated Statements of Operations. Distributions declared on the Mandatorily Redeemable Instruments are recorded as a component of mandatorily redeemable instruments interest cost on the Company's Consolidated Statements of Operations. Declared but unpaid distributions as of March 31, 2025 and December 31, 2024, were recorded as a liability within accounts payable, accrued expenses and other liabilities on the Company's Consolidated Balance Sheets.

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

The Company's derivative financial instruments consist of Treasury note futures contracts and an interest rate swap. The fair value of the Company's Treasury note futures contracts is based on quoted market prices for identical instruments. The fair value of the Company’s interest rate swap is estimated using information provided by a third-party valuation service provider based on contractual cash flows and interest calculations using the appropriate discount rate.

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

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$—	$79,307	$79,307	$—	$—	$79,310	$79,310
Investments in real estate-related and other securities	594	69,447	—	70,041	588	5,829	—	6,417
Total	$594	$69,447	$79,307	$149,348	$588	$5,829	$79,310	$85,727

Liabilities:
Mandatorily Redeemable Instruments	$—	$—	$105,436	$105,436	$—	$—	$105,325	$105,325
Treasury note futures contracts(1)	—	—	—	—	17	—	—	17
Interest rate swap(1)	—	161	—	161	—	118	—	118
Total	$—	$161	$105,436	$105,597	$17	$118	$105,325	$105,460

(1) Included in accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Real Estate Debt (asset)	Mandatorily Redeemable Instruments (liability)
Balance at December 31, 2024	$79,310	$105,325
Additions	—	—
Distributions declared	—	1,075
Reclassify to distributions payable/paid	—	(1,075)
Redemption value adjustment	—	111
Fair value adjustment	(3)	—
Balance at March 31, 2025	$79,307	$105,436

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	March 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted - Average Rate	Impact to Valuation from an Increase in Input
Assets:
Investments in real estate debt	$79,307	Discounted cash flow	Market credit spread	SOFR(1) + 3.20%	Decrease

Liabilities:
Mandatorily Redeemable Instruments(2)	$105,436	Discounted cash flow	Discount rate/ Exit capitalization rate/Market yield	7.04%/ 5.71%/ 6.17%	Decrease

(1) "SOFR" refers to the Secured Overnight Financing Rate which was 4.32% at March 31, 2025.

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

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value on the Consolidated Balance Sheets ($ in thousands):

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage notes(1)	$139,881	$138,810	$124,836	$123,252
Repurchase facility(1)	46,800	46,841	46,800	46,832
Total	$186,681	$185,651	$171,636	$170,084

(1) Carrying value excludes deferred financing costs and discounts.

Deposits on Real Estate

Deposits paid on real estate purchase contracts are recorded and classified as deposits on real estate on the Company’s Consolidated Balance Sheets until the related real estate purchase is completed. Deposits are reclassified as a component of real estate at the time the deposit is used to offset the acquisition price of the real estate based on the terms of the underlying agreement. To the extent a deposit is non-refundable and the real estate purchase is terminated, the deposit is expensed to other income (expense), net on the Consolidated Statements of Operations. No deposits were written off during the three months ended March 31, 2025 and 2024.

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

Revenue Recognition

The Company commences revenue recognition on its leases based on a number of factors, including the initial determination that the contract is or contains a lease. Generally, all of the Company’s contracts are, or contain, leases, and therefore, revenue is recognized when the lessee takes possession of or controls the physical use of the leased assets. In most instances this occurs on the lease commencement date. At the inception or acquisition of a lease, including new leases that arise from amendments, the Company assesses the terms and conditions of the lease to determine the proper lease classification.

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

The Company’s rental revenue primarily consists of fixed contractual base rent arising from tenant leases at the Company’s properties under operating leases. The Company also includes in rental revenue its tenant reimbursement income, which consists of amounts due from tenants for costs related to common area maintenance, real estate taxes and other recoverable costs as defined in lease agreements. Revenue under operating leases that is deemed probable of collection is recognized as revenue on a straight-line basis over the term of the related leases. For leases that have fixed and measurable rent escalations, the difference between such rental income earned and the cash rent due under the provisions of the lease is recorded on the Company’s Consolidated Balance Sheets. Management exercises judgment in assessing collectability and considers the length of time a receivable has been outstanding, tenant creditworthiness, payment history, available information about the financial condition of the tenant, and current economic trends, among other factors. Tenant receivables that are deemed uncollectible are recognized as a reduction to rental revenue.

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

Class E and Class I shares issued in a private offering

The Class E and Class I shares issued in a private offering of Class E and Class I shares are not eligible for repurchase pursuant to the share repurchase plan until the earlier to occur of (i) July 22, 2025, which is the third anniversary of the date that the Company commenced the Offering, and (ii) the date that the Company’s aggregate NAV is at least $1.5 billion. Following such period, holders of Class E and Class I shares purchased in such private offering may request that the Company repurchase their Class E and Class I shares on a monthly basis, provided that such holders request that the Company repurchase an equal dollar amount of Class E and Class I shares, unless the holder submits 100% of shares held for repurchase, and subject to the terms and limitations set forth in the share repurchase plan. The Company will repurchase Class E and Class I shares at a price per share equal to the most recently determined NAV per Class E and Class I share, respectively, as of the repurchase date.

Class E shares issued in a private offering

On or after January 1, 2030, holders of Class E shares acquired in a separate private offering of Class E shares may on a monthly basis request that the Company repurchase a portion of their Class E shares acquired in such offering pursuant to the share repurchase plan, subject to the terms and limitations set forth in the share repurchase plan.

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

Earnings Per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares of common stock and common stock equivalents outstanding (unless their effect is anti-dilutive) for the period. Unvested Class E shares awarded to the Company's independent directors are included in the calculation of diluted earnings per share for the three months ended March 31, 2025. Unvested Class E shares awarded to the Company's independent directors are excluded from the calculation of diluted earnings per share for the three months ended March 31, 2024 as the inclusion of such potential common shares in the calculation would be anti-dilutive. There were no other potentially dilutive, unissued common shares for the three months ended March 31, 2025 and 2024.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board issued accounting standard update 2024-03, “Income Statement— Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The amendments in this update require public entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expenses, including purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion, that are included in each relevant income statement expense line item. The amendments also require qualitative descriptions of the amounts remaining in relevant expense line items not separately disaggregated quantitatively. Certain amounts already disclosed under existing GAAP are required to be included in the same disclosure as the other disaggregated income statement expense line items. In addition, the amendments require disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of those expenses. The new guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the impacts of this standard.

4. Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	March 31, 2025	December 31, 2024
Building and building improvements	$322,487	$268,327
Land and land improvements	118,571	106,654
Furniture, fixtures and equipment	4,594	3,881
Total	445,652	378,862
Accumulated depreciation	(16,431)	(13,792)
Investments in real estate, net	$429,221	$365,070

Acquisitions

On February 13, 2025, the Company acquired a 90% interest in the Preserve at Pine Valley, a 219-unit, Class-B housing community in Wilmington, North Carolina for a total purchase price, exclusive of closing costs of $32.1 million.

On March 26, 2025, the Company acquired a 133-unit, adaptive reuse, Class-A multifamily property located in the intown neighborhood of Little Five Points in Atlanta, Georgia for a total purchase price, exclusive of closing costs, of $34.8 million (the “Bass Lofts Acquisition”). In connection with the Bass Lofts Acquisition, the Company assumed a $15.2 million mortgage loan, which bears interest at a fixed rate of 3.95% and is amortized on a 30-year schedule with 2.4 years of remaining term (see Note 8).

The following table provides details of the properties acquired during the three months ended March 31, 2025 ($ in thousands):

Property Type	Purchase Price(1)	Number of Transactions	Number of Properties	Sq. Ft. (in thousands)/Units
Multifamily	$67,873	2	2	352 units
Total	$67,873	2	2

(1) Purchase price is inclusive of acquisition-related costs.

The following table details the purchase price allocation for the properties acquired during the three months ended March 31, 2025 ($ in thousands):

For the Three Months Ended March 31,
2025
Building and building improvements	$53,993
Land and land improvements	11,917
Furniture, fixtures, and equipment	677
In-place lease intangibles	1,253
Below market intangibles	(236)
Mortgage premium	269
Total purchase price	67,873
Assumed mortgage note, net	(14,843)
Net working capital assumed	(275)
Deposit applied	(1,000)
Non-controlling interest contributions	(3,257)
Other acquisition costs	(233)
Net purchase price	$48,265

5. Investments in Real Estate Debt

The following table details the Company’s investments in real estate debt ($ in thousands):

					March 31, 2025		December 31, 2024
Real Estate Debt	Number of Positions	Credit Rating	Coupon	Maturity Date	Cost Basis	Fair Value	Cost Basis	Fair Value
Mezzanine Loan	1	Not Rated	SOFR(1) + 5.22%	September 9, 2025	$16,825	$16,825	$16,825	$16,825
Commercial Mortgage Loan	1	Not Rated	SOFR(1) + 2.65%	September 5, 2026	62,400	62,482	62,400	62,485
Total investments in real estate debt	2				$79,225	$79,307	$79,225	$79,310

(1) SOFR was 4.32% and 4.33% on March 31, 2025 and December 31, 2024, respectively.

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

The following table details the amounts recognized for the Company's investments in real estate debt ($ in thousands):

	For the Three Months Ended March 31,
	2025	2024
Interest income	$1,481	$449
Other expense, net	—	(3)
Unrealized loss	(3)	—
Total	$1,478	$446

6. Investments in Real Estate-Related and Other Securities

The following table details the Company’s investments in real estate-related and other securities ($ in thousands):

			March 31, 2025			December 31, 2024
Real Estate-Related and Other Securities	Coupon	Maturity Date	Face Amount	Cost Basis	Fair Value	Face Amount	Cost Basis	Fair Value
CMBS(1)	4.7%	September 12, 2032	$70,230	$68,841	$69,447	$5,800	$5,797	$5,829
U.S. Treasury(2)	N/A	April 17, 2025	595	582	594	595	582	588
Total real estate-related and other securities			$70,825	$69,423	$70,041	$6,395	$6,379	$6,417

(1) The commercial mortgage-backed securities (“CMBS”) coupon and maturity date represents a weighted average.

(2) Includes $0.0 million and $0.5 million of securities pledged as collateral related to the treasury note futures contracts as of March 31, 2025 and December 31, 2024.

The following table details the amounts recognized for the Company's investments in real estate-related and other securities ($ in thousands):

	For the Three Months Ended March 31,
	2025	2024
Interest income	$552	$5
Unrealized gain	529	—
Total income from investments in real estate-related and other securities	$1,081	$5

7. Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities, not fully amortized, consisted of the following ($ in thousands):

	March 31, 2025	December 31, 2024
Intangible assets:
In-place lease intangibles	$22,216	$20,964
Above-market lease intangibles	2,329	2,329
Total intangible assets	24,545	23,293
Accumulated amortization:
In-place lease amortization	(3,440)	(2,526)
Above-market lease amortization	(554)	(460)
Total accumulated amortization	(3,994)	(2,986)
Intangible assets, net	$20,551	$20,307
Intangible liabilities:
Below-market lease intangibles	$(3,396)	$(3,159)
Accumulated amortization:
Below-market lease amortization	471	362
Intangible liabilities, net	$(2,925)	$(2,797)

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of March 31, 2025 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Below-market Lease Intangibles
2025 (remaining)	$3,165	$271	$(405)
2026	2,755	352	(274)
2027	2,712	352	(274)
2028	2,454	321	(273)
2029	2,371	313	(265)
Thereafter	5,319	166	(1,434)
Total	$18,776	$1,775	$(2,925)

The in-place lease intangible amortization is recorded in depreciation and amortization while the above-market and below-market intangible amortization is recorded in rental revenue on the Company's Consolidated Statements of Operations.

The weighted-average amortization periods for the acquired in-place lease intangibles and below-market lease intangibles for the properties acquired during the three months ended March 31, 2025 were 0.5 years and 0.5 years, respectively.

8. Mortgage Notes and Repurchase Facility

Mortgage notes

The following is a summary of the mortgage notes secured by the Company’s properties ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	March 31, 2025	December 31, 2024
Caroline West Gray	5.44%	December 1, 2029	$45,911	$45,911
Caroline Post Oak	5.44%	December 1, 2029	40,528	40,528
Coda on Centre	4.28%	May 1, 2029	28,260	28,397
6200 Bristol(1)	SOFR + 2.05%	April 1, 2029	10,000	10,000
Bass Lofts	3.95%	September 7, 2027	15,182	—
Total loans secured by real estate			139,881	124,836
Deferred financing costs, net			(1,418)	(1,142)
Mortgage discount, net			(838)	(603)
Mortgage notes, net			$137,625	$123,091

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

In connection with the Bass Lofts Acquisition on March 26, 2025, the Company assumed a $15.2 million mortgage loan, which bears interest at a fixed rate of 3.95% and is amortized on a 30-year schedule with 2.4 years of remaining term.

The following table details the future principal payments due under the Company’s mortgage notes as of March 31, 2025 ($ in thousands):

Year	Mortgage Notes
2025 (remainder)	$680
2026	946
2027	15,100
2028	635
2029	122,520
Thereafter	—
Total future principal payments	$139,881

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

Borrowings from the Repurchase Facility were used to originate the Commercial Mortgage Loan (see Note 5).

The Company’s borrowings from the Repurchase Facility as of March 31, 2025 and December 31, 2024 are detailed in the following table ($ in thousands):

				Borrowings Outstanding
	Maximum Facility Size	Interest Rate	Maturity Date	March 31, 2025	December 31, 2024
Repurchase Facility	$150,000	SOFR(1) + 1.80%	August 22, 2027	$46,800	$46,800
Less: Unamortized deferred financing costs				(378)	(417)
	$150,000			$46,422	$46,383

(1) SOFR was 4.32% and 4.33% on March 31, 2025 and December 31, 2024, respectively.

The Company is subject to various financial and operational covenants under certain of its mortgage notes and the Repurchase Facility. These covenants require the Company to maintain certain financial ratios, which may include leverage, debt yield, and debt service coverage, among others. As of March 31, 2025, the Company was in compliance with all of its loan covenants that could result in a default under such agreements.

9. Related Party Transactions

The Company and the Operating Partnership entered into an advisory agreement with the Adviser on May 31, 2022, which was last amended on December 12, 2024 (the "Advisory Agreement"). Pursuant to the Advisory Agreement, the Adviser is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of directors.

The Adviser and certain of its Affiliates receive fees and compensation in connection with the ongoing management of the assets of the Company. The Adviser is paid a management fee equal to 1.00% of NAV per annum for Class D, Class I, Class S and Class T shares and 0.75% of NAV per annum for Class X and Class Y shares, payable monthly. The management fee is paid, at the Adviser’s election, in cash, Class E shares, or Class E Operating Partnership units. The Class E shares are not subject to the management fee. The Adviser waived its management fee through December 31, 2022. For the three months ended March 31, 2025 and 2024, the Company incurred management fees of $0.4 million and $0.2 million, respectively. Management fees are recorded as a component of general and administrative expenses on the Company's Consolidated Statements of Operations.

The Company, as general partner, and the Special Limited Partner entered into the Limited Partnership Agreement of the Operating Partnership on June 3, 2022, which was amended and restated on September 20, 2022, and November 13, 2023.

The Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership equal to (i) 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined in the Operating Partnership limited partnership agreement) with respect to Class D, I, S, and T units of the Operating Partnership and (ii) 10.0% of the annual Class X and Y Total Return, subject to a 7% Class X and Y Hurdle Amount and a Class X and Y High-Water Mark, with a 50% Class X and Y Catch-Up (each term as defined in the Operating Partnership limited partnership agreement) with respect to Class X units of the Operating Partnership and Class Y units of the Operating Partnership, respectively. Such allocation is measured on a calendar year basis, made quarterly and accrued monthly. The performance participation interest is not paid on the Class E shares and Class E Operating Partnership units. For the three months ended March 31, 2025 and 2024, the Company incurred $0.0 million and $0.0 million relating to the performance participation allocation, respectively which was recorded as a component of general and administrative expenses on the Company's Consolidated Statements of Operations.

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

The Dealer Manager also receives a stockholder servicing fee of 0.25%, 0.85% and 0.85% per annum of the aggregate NAV of the Company’s outstanding Class D shares, Class S shares and Class T shares, respectively. The Company will cease paying the stockholder servicing fee with respect to any Class D share, Class S share and Class T share sold in the primary offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such share would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such share (including the gross proceeds of any shares issued under the distribution reinvestment plan with respect thereto). At the end of such month, such Class D share, Class S share or Class T share (and any shares issued under the distribution reinvestment plan with respect thereto) will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV of such share. The Company will accrue the cost of the lifetime stockholder servicing fee as an offering cost at the time each Class D, Class S and Class T share is sold during the primary offering. The Company’s obligations to pay stockholder servicing fees with respect to the Class D, Class S and Class T shares distributed in the Offering will survive until such shares are no longer outstanding (including because such shares converted into Class I shares). As of March 31, 2025, the Company had accrued stockholder servicing fees of $2.7 million. Stockholder servicing fees are recorded as a component of due to affiliates on the Company’s Consolidated Balance Sheets.

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

As of December 31, 2024, the Company had sold 9.0 million Class E Operating Partnership units and 0.5 million Class E shares to the Adviser for an aggregate purchase price of $94.2 million and $5.8 million, respectively (see Note 13). During the three months ended March 31, 2025, the Company did not sell any Class E Operating Partnership units or Class E shares to the Adviser (see Note 2). Class E units and Class E shares sold to the Adviser as part of the Initial Capitalization are recorded as Mandatorily Redeemable Instruments on the Company’s Consolidated Balance Sheets (see Note 13). The distribution payable for Mandatorily Redeemable Instruments was $0.4 million as of March 31, 2025.

On September 2, 2022, the Company acquired a $26.8 million mezzanine loan (the "Mezzanine Loan") and, concurrent with the acquisition, sold a $10 million pari passu participation interest to an affiliate of the Adviser. The sale of the participating interest met the criteria to be classified as an accounting sale, and not a financing, as the Company did not retain a controlling interest in the loan. The loan financed the acquisition of a garden-style multifamily property located in Murfreesboro, Tennessee. The Mezzanine Loan is an interest-only loan and was fully funded as of the acquisition date. The Mezzanine Loan had a stated maturity of September 7, 2024, which included up to three one-year extension options at the borrower’s request. On September 9, 2024, the borrower extended the Mezzanine Loan to September 9, 2025 (see Note 5).

In May 2023, the Company began to invest in a money market fund managed by an affiliate of the Adviser. As of March 31, 2025, included in cash and cash equivalents, is $5.7 million invested in the money market fund.

The Adviser elected to receive the $0.8 million accrued profit participation outstanding at December 31, 2024 in Class E Operating Partnership units during the three months ended March 31, 2025 (see Note 12).

Due to Affiliates

The following table details the components of due to affiliates ($ in thousands):

	March 31, 2025	December 31, 2024
Organization and offering costs	$6,492	$6,868
Operating expenses	12,002	10,970
Accrued performance participation allocation	—	811
Management fee	257	218
Stockholder servicing fee	2,651	1,607
Total	$21,402	$20,474

Organization and offering costs

Pursuant to the Advisory Agreement, the Adviser advanced amounts totaling $7.5 million of organization and offering costs (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through July 22, 2024, which marked the second anniversary of the Offering. Commencing on July 22, 2024, the Company began reimbursing the Adviser for all such advanced costs ratably over a 60-month period. During the three months ended March 31, 2025, the Company reimbursed $0.4 million to the Adviser.

The outstanding organization and offering expenses due to the Adviser were $6.5 million and $6.9 million as of March 31, 2025 and December 31, 2024, respectively.

Operating expenses

The Adviser has advanced $12.0 million and $11.0 million of operating expenses on the Company’s behalf as of March 31, 2025 and December 31, 2024, respectively. Pursuant to the Advisory Agreement, the Company will reimburse the Adviser for all advanced operating expenses ratably over the 60 months starting the earlier of (i) the first date that the Company’s NAV reaches $1 billion and (ii) December 31, 2026.

10. Other Assets and Liabilities

The following table summarizes the components of other assets ($ in thousands):

	March 31, 2025	December 31, 2024
Tenant receivables	$469	$1,131
Acquisition costs	1,687	5
Prepaid expenses	1,031	896
Interest receivable	1,781	467
Straight-line rent receivable	1,192	976
Other	20	25
Total	$6,180	$3,500

The following table summarizes the components of accounts payable, accrued expenses and other liabilities ($ in thousands):

	March 31, 2025	December 31, 2024
Real estate taxes payable	$518	$206
Accrued expenses	2,777	2,482
Accrued property acquisition expenses	1,607	—
Accounts payable	260	291
Distributions payable(1)	2,547	1,537
Tenant security deposits	733	638
Other	539	203
Total	$8,981	$5,357

(1) Included in distributions payable is $0.4 million and $0.4 million as of March 31, 2025 and December 31, 2024, respectively, relating to distributions declared on Class E units and Class E shares held by the Adviser.

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

The following table details the components of operating lease income from the Company's retail and industrial properties ($ in thousands).

	For the Three Months Ended March 31,
	2025	2024
Fixed lease payments	$2,433	$1,111

The following table presents the future minimum rents the Company expects to receive from its retail and industrial properties as of March 31, 2025 ($ in thousands).

Year	Amount
2025 (remaining)	$7,408
2026	10,025
2027	9,875
2028	9,979
2029	16,421
Thereafter	44,938
Total	$98,646

12. Equity and Redeemable Non-Controlling Interest

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

As of March 31, 2025, in accordance with the Charter, the Company had authority to issue 5.5 billion shares, consisting of the following (shares in thousands):

Classification	Number of Shares	Par Value
Class D Shares	600,000	$0.01
Class I Shares	1,500,000	0.01
Class S Shares	1,000,000	0.01
Class T Shares	600,000	0.01
Class E Shares	600,000	0.01
Class X Shares	500,000	0.01
Class Y Shares	600,000	0.01
Preferred Stock	100,000	0.01
Total	5,500,000

Common Stock

The following tables detail the movement in the Company’s outstanding shares of common stock (in thousands). There were no outstanding Class S, Class T or Class X shares as of March 31, 2025:

	For the Three Months Ended March 31, 2025
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y	Total
Beginning balance, December 31, 2024:	993	10,146	56	—	18,566	—	2,131	31,892
Common stock issued	60	1,662	—	—	24,171	—	1,426	27,319
Common stock repurchased	(3)	(113)	(56)	—	(3)	—	—	(175)
Ending balance, March 31, 2025	1,050	11,695	—	—	42,734	—	3,557	59,036

There was no outstanding preferred stock as of March 31, 2025 and December 31, 2024, respectively.

Share repurchases

The Company repurchased shares of its common stock for $1.9 million during the three months ended March 31, 2025. The Company had no unfilled repurchase requests during the three months ended March 31, 2025. See Note 3 “— Share Repurchase Plan” for a discussion of the share repurchase plan.

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

The purchase price for shares of the Company's common stock purchased pursuant to the distribution reinvestment plan will be equal to the transaction price for the applicable class of shares at the time the distribution is payable (which will generally be equal to the Company’s prior month’s NAV per share). Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares of common stock pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to Class D shares, Class S shares, Class T shares and Class Y shares are calculated based on the Company’s NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan. Shares acquired under the distribution reinvestment plan will entitle the participant to the same rights and be treated in the same manner as shares purchased in the Offering.

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

The following tables detail the aggregate distributions declared for shares of each applicable class of common stock:

	For The Three Months Ended March 31, 2025
	Class D	Class I	Class S(2)	Class T	Class E	Class X	Class Y
Aggregate gross distributions declared per share of common stock	$0.1125	$0.1125	$0.0375	$—	$0.1125	$—	$0.1125
Stockholder servicing fee per share of common stock(1)	—	—	(0.0078)	—	—	—	(0.0229)
Net distributions declared per share of common stock	$0.1125	$0.1125	$0.0297	$—	$0.1125	$—	$0.0896

(1) Stockholder servicing fees only apply to Class D, Class S, Class T and Class Y shares. For purposes of NAV, the Company recognizes the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, the Company accrues the lifetime cost of the stockholder servicing fee as an offering cost at the time Class D, Class S, Class T and Class Y shares are sold. The stockholder servicing fee on Class D shares was waived as of March 31, 2025, and the NAV attributable to current holders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity. The Company accrued stockholder servicing fees of $2.7 million and $1.6 million as of March 31, 2025 and December 31, 2024, respectively.

(2) All Class S shares were repurchased prior to the February 28, 2025 record date for distribution.

Redeemable Non-Controlling Interest

In connection with its performance participation interest, the Special Limited Partner holds Class E units. See Note 9 for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class E units for cash, at its election, the Company has classified these Class E units as redeemable non-controlling interest in mezzanine equity on the Company’s Consolidated Balance Sheets. The redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and distributions, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period which is $0.8 million as of March 31, 2025.

13. Mandatorily Redeemable Instruments

As of December 31, 2024, the Company had sold 9.0 million Class E Operating Partnership units and 0.5 million Class E shares to the Adviser for an aggregate purchase price of $94.2 million and $5.8 million, respectively. During the three months ended March 31, 2025, the Company did not sell any Class E Operating Partnership units or Class E shares to the Adviser that are subject to mandatory repurchase requirements (see Note 2).

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

The Class E units and Class E shares held by JPMIM and purchased pursuant to the Initial Capitalization are mandatorily redeemable, and only subject to delays to the continuous obligation to ultimately redeem the instruments once sufficient availability exists under share repurchase agreements. Therefore, the Mandatorily Redeemable Instruments held by JPMIM are classified as a liability pursuant to Topic 480 — Distinguishing Liabilities from Equity and are presented as Mandatorily Redeemable Instruments at the initial funding amount received, which is equivalent to fair value at the issuance dates. Subsequently, the Mandatorily Redeemable Instruments are carried at their cash redemption value as if the Class E units or Class E shares were repurchased or redeemable at the reporting date, which equals NAV per Class E unit or Class E share. The change in carrying value (changes in NAV per Class E unit or Class E share) is classified as mandatorily redeemable instruments interest costs along with any cash distributions declared in the Consolidated Statements of Operations. During the three months ended March 31, 2025, the Company recorded $1.2 million of mandatorily redeemable instruments interest costs in the Consolidated Statements of Operations, which consisted of a redemption value adjustment of $0.1 million and distribution expenses of $1.1 million, respectively.

The following table details the Mandatorily Redeemable Instruments activity for the three months ended March 31, 2025 ($ in thousands):

Amount
Balance at the beginning of the year	$105,325
Distributions declared	1,075
Reclassification to distributions payable/paid	(1,075)
Redemption value adjustment	111
Ending balance	$105,436

The following table details the future payments due under the Mandatorily Redeemable Instruments as of March 31, 2025 ($ in thousands):

Year	Total(1)
2025 (remainder)	$105,436
2026	—
2027	—
2028	—
2029	—
Thereafter	—
Total future payments	$105,436

(1) Redemptions of Mandatorily Redeemable Instruments are subject to the share repurchase plan’s 2% monthly and 5% quarterly caps after satisfying repurchase requests from investors in the Offering.

Redemption features

See Note 3 “—JPMIM mandatory Class E repurchases” for a discussion of the redemption features associated with Class E shares and Class E units held by JPMIM.

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Code. The Mandatorily Redeemable Instruments receive the same gross distribution per share as the Class E common stock. For the three months ended March 31, 2025, distributions declared on the Mandatorily Redeemable Instruments totaled $1.1 million. When a distribution is declared, the Company records a distribution expense as a component of mandatorily redeemable instruments interest cost in the Consolidated Statements of Operations. A distribution payable is also recorded within accounts payable, accrued expenses and other liabilities on the Company's Consolidated Balance Sheets until the distribution is paid. The distribution payable for Mandatorily Redeemable Instruments was $0.4 million and $0.4 million as of March 31, 2025 and December 31, 2024, respectively.

14. Earnings Per Share

The Company's net income (loss) and weighted-average number of shares outstanding for the three months ended March 31, 2025 and 2024 consists of the following ($ and shares in thousands):

	Three Months Ended
	March 31,
	2025	2024
Net income (loss) attributable to JPMREIT stockholders	$1,681	$(1,572)
Weighted-average shares of common stock outstanding, basic	50,719	13,854
Weighted-average shares of common stock outstanding, diluted	50,724	13,854

The calculation of basic and diluted net income (loss) per share amounts for the three months ended March 31, 2025 and 2024 consists of the following ($ and shares in thousands except per-share numbers):

	Three Months Ended
	March 31,
	2025	2024
Basic Net Income (Loss) per Share Attributable to JPMREIT Stockholders
Numerator:
Net income (loss) attributable to JPMREIT stockholders	$1,681	$(1,572)
Denominator:
Weighted-average shares of common stock outstanding	50,719	13,854
Basic net income (loss) per share of common stock	$0.03	$(0.11)
Diluted Net Income (Loss) per Share Attributable to JPMREIT Stockholders
Numerator:
Net income (loss) attributable to JPMREIT stockholders	$1,681	$(1,572)
Denominator:
Weighted-average shares of common stock outstanding	50,724	13,854
Diluted net income (loss) per share of common stock	$0.03	$(0.11)

For the three months ended March 31, 2025, unvested Class E common shares awarded to the Company's independent directors are included in the calculation of diluted earnings per share while they are excluded for the three months ended March 31, 2024 as the inclusion of such potential common shares in the calculation would be anti-dilutive for the period. There were no other potentially dilutive, unvested common shares for the three months ended March 31, 2025 and 2024.

15. Segment Reporting

The Chief Executive Officer, as the chief operating decision maker (the “CODM”), allocates resources and evaluates results based on the performance of each of the Company's five reportable segments: multifamily, industrial, single-family rental, retail, and investments in real estate debt, real estate-related and other securities. The Company and the CODM believe that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment. The significant expense categories and amounts presented below align with the segment-level information that is regularly provided to the CODM.

The following table details the total assets by segment ($ in thousands):

Segment	March 31, 2025	December 31, 2024
Multifamily	$242,570	$174,928
Industrial	119,717	120,741
Single-family rental	44,879	45,005
Retail	50,822	51,081
Investments in real estate debt, real estate-related and other securities	150,868	91,859
Other (corporate)	311,691	120,382
Total assets	$920,547	$603,996

The following table details the financial results by segment for the three months ended March 31, 2025 ($ in thousands):

	Multifamily	Industrial	Single-family rental	Retail	Investments in real estate debt, real estate-related and other securities	Total
Revenues
Rental revenue	$4,195	$1,963	$603	$1,509	$—	$8,270
Total revenues	4,195	1,963	603	1,509	—	8,270
Expenses
Rental property operating	1,579	300	484	664	6	3,033
Total expenses	1,579	300	484	664	6	3,033
Income from investment in real estate debt	—	—	—	—	1,478	1,478
Income from investments in real estate-related and other securities	—	—	—	—	1,081	1,081
Segment net operating income	$2,616	$1,663	$119	$845	$2,553	$7,796
Depreciation and amortization	$(1,629)	$(949)	$(385)	$(589)	$—	$(3,558)
General and administrative						(1,647)
Mandatorily redeemable instruments interest costs						(1,186)
Interest expense						(2,488)
Other income, net						2,743
Net income						$1,660
Net loss attributable to non-controlling interests in consolidated joint ventures						(21)
Net income attributable to JPMREIT stockholders						$1,681

The following table details the financial results by segment for the three months ended March 31, 2024 ($ in thousands):

	Multifamily	Industrial	Single-family rental	Retail	Investments in real estate debt, real estate-related and other securities	Total
Revenues
Rental revenue	$3,640	$1,433	$4	$—	$—	$5,077
Total revenues	3,640	1,433	4	—	—	5,077
Expenses
Rental property operating	1,306	235	250	—	2	1,793
Total expenses	1,306	235	250	—	2	1,793
Income from investments in real estate debt	—	—	—	—	446	446
Loss from investment in real estate-related and other securities	—	—	—	—	5	5
Segment net operating income (loss)	$2,334	$1,198	$(246)	$—	$449	$3,735
Depreciation and amortization	$(1,102)	$(699)	$(153)	$—	$—	$(1,958)
General and administrative						(976)
Mandatorily redeemable instruments interest costs						(839)
Interest expense						(1,591)
Other income, net						41
Net loss						$(1,588)
Net loss attributable to non-controlling interests in consolidated joint ventures						(16)
Net loss attributable to JPMREIT stockholders						$(1,572)

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

The following table details the Company’s outstanding interest rate swap that was a non-designated hedge of interest rate risk (notional amount in thousands):

	March 31, 2025
Interest rate swap	Number of Instruments	Notional Amount	Strike Rate	Index	Maturity (Years)	Commencement Date	Maturity Date
Interest rate swap – mortgage notes	1	$10,000	4.21%	SOFR	3.6	April 2, 2024	October 2, 2028

The following table details the fair value of the Company's derivative financial instruments ($ in thousands):

	Fair Value of Derivatives(1)
	March 31, 2025	December 31, 2024
5-year Treasury note futures	$—	$(16)
2-year Treasury note futures	—	(1)
Interest rate swap	(161)	(118)

(1) The derivative liability balances as of March 31, 2025 and December 31, 2024 are included in accounts payable, accrued expenses and other liabilities.

For the three months ended March 31, 2025, the Company recorded an unrealized loss related to changes in the fair value of its derivative financial instruments of $0.1 million. Changes in fair value of the Company's derivative financial instruments are recorded within other income (expense), net on the Consolidated Statements of Operations.

17. Commitments and Contingencies

Litigation

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2025, the Company was not involved in any material legal proceedings.

18. Subsequent Events

The Company evaluated subsequent events through the issuance date of the financial statements, and determined that except as otherwise disclosed herein there were no additional material subsequent events requiring disclosure.

Transactions

On April 10, 2025, the Company acquired a 95% interest in a joint venture with B&D Holdings, a private real estate investment and development firm, to recapitalize a portfolio of infill, highly functional industrial service facility sites. The portfolio includes seven assets, with six located in the Norfolk, Virginia Metropolitan Statistical Area and one in Rockledge, Florida. The total size of the portfolio is 581,000 square feet and it is 100% leased to 16 tenants. The total purchase price was $71.2 million, exclusive of closing costs.

On May 5, 2025 the Company acquired eight Class-B, shallow-bay warehouses strategically located in key infill areas across Dallas, Texas. The total purchase price was $53.0 million, exclusive of closing costs.

Capital raising and financing

As part of the Offering, subsequent to March 31, 2025 through May 9, 2025, the Company sold 80,828 Class D and 607,972 Class I shares of common stock for net proceeds of $0.8 million and $6.3 million, which includes distributions reinvested in accordance with the distribution reinvestment plan.

As part of the private offerings, subsequent to March 31, 2025 through May 9, 2025, the Company issued 243,575 Class I, 5,435,531 Class E and 1,296,709 Class Y shares of common stock for net proceeds of $2.5 million, $60.0 million and $14.2 million, respectively, which includes distributions reinvested in accordance with the distribution reinvestment plan.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about our business, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Such forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. We believe these factors also include those described under the section entitled “Item IA. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which is accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

We currently qualify, and intend to continue to qualify, as a REIT for federal income tax purposes. We own all or substantially all of our assets through the Operating Partnership, of which we are the sole general partner.

Our board of directors at all times has ultimate oversight and policymaking authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the Advisory Agreement, however, our board of directors has delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors.

Our initial public offering of our common stock (the “Offering”) commenced on July 22, 2022. We acquired our first investment on September 2, 2022. In addition to the Offering, we are conducting several private offerings (together with the Offering, the “Offerings”).

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

Q1 2025 Highlights

Capital raising and distributions

•
Raised net proceeds of $301.0 million from the sale of shares of our common stock during the three months ended March 31, 2025.
•
Declared distributions totaling $6.8 million for the three months ended March 31, 2025, including $1.1 million related to Class E shares and Class E units owned by the Adviser. The details of the average annualized distribution rates and total returns as of March 31, 2025 are shown in the following table:

	Class D	Class I	Class E	Class Y
Average annualized distribution rate(1)	4.32%	4.30%	4.07%	3.23%
Year-to-date total return, without upfront selling commissions(2)	0.93%	0.93%	1.13%	0.74%
Year-to-date total return, assuming maximum upfront selling commissions(2)	-0.55%	0.93%	1.13%	-2.66%
Inception-to-date total return, without upfront selling commissions(2) (3)	5.86%	5.94%	7.79%	5.21%
Inception-to-date total return, assuming maximum upfront selling commissions(2) (3)	5.16%	5.94%	7.79%	2.36%

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

(3) The inception date was January 3, 2023 for Class D shares, November 1, 2023 for Class I shares, August 1, 2022 for Class E shares and January 1, 2024 for Class Y shares.

Investing

•
On February 13, 2025, we acquired a 90% interest in the Preserve at Pine Valley, a 219-unit, Class-B housing community in Wilmington, North Carolina for a total purchase price, exclusive of closing costs of $32.1 million.
•
On March 26, 2025, we acquired a 133-unit, adaptive reuse, Class-A multifamily property located in the intown neighborhood of Little Five Points in Atlanta, Georgia for a total purchase price, exclusive of closing costs of $34.8 million (the “Bass Lofts Acquisition”).

Financing

•
In connection with the Bass Lofts Acquisition, we assumed a $15.2 million mortgage loan, which bears fixed interest at 3.95% and is amortized on a 30-year schedule with 2.4 years of remaining term.

Portfolio

The following chart outlines the percentage of our assets across investments in real estate, real estate debt and real estate-related and other securities based on fair value by category as of March 31, 2025:

Asset Allocation(1)
11%
12%
77%
Real estate
Real estate debt
Real estate-related and other securities

(1) Real estate includes our direct property investments; real estate debt is the Mezzanine Loan and the Commercial Mortgage Loan; and real estate-related and other securities consists of our CMBS and U.S. Treasury bills investments.

The following charts further describe the composition of our investments in real estate based on estimated fair value as of March 31, 2025:

Property Type
11%
25%
54%
10%
Multifamily
Single-family rental
Industrial
Retail

Investments in real estate

As of March 31, 2025, we owned 11 real estate properties which are summarized in the following table ($ in thousands):

Property type	Number of Properties	Sq. Ft. (in thousands)/Number of Units	Occupancy Rate(1)	Gross Asset Value(2)	Revenue(3)	Percent of Revenue
Multifamily	5	1,040 units	92%	$262,397	$22,602	58%
Single-family rental(4)	1	126 units	—%	46,700	2,412	6%
Industrial	4	714 sq. ft.	100%	123,803	7,852	20%
Retail	1	100 sq. ft.	100%	53,600	6,036	16%
Total	11			$486,500	$38,902	100%

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

(2) Based on fair value as of March 31, 2025.

(3) Revenue is calculated as annualized revenue inclusive of tenant recoveries, straight-line rent, above-market lease amortization and below-market lease amortization. As our single-family rental property is currently in lease-up, the property’s revenue has been excluded.

(4) The 126 Fiore townhomes are included as a single property.

The following table provides information regarding our real estate properties as of March 31, 2025:

Property Type and Investment	Number of Properties	Location(3)	Acquisition Date	Ownership Interest(1)	Sq. Feet (in thousands)/Number of Units	Occupancy(2)
Multifamily:
Caroline West Gray	1	Houston, TX	November 2022	95%	275 units	92%
Caroline Post Oak	1	Houston, TX	November 2022	95%	238 units	94%
Coda on Centre	1	Pittsburgh, PA	December 2022	100%	175 units	89%
Preserve at Pine	1	Wilmington, NC	February 2025	90%	219 units	88%
Bass Lofts	1	Atlanta, GA	March 2025	100%	133 units	92%
Total multifamily	5				1,040 units
Single-family rental:
Fiore(4)	1	Sarasota, FL	December 2023 - September 2024	100%	126 units	—%
Total single-family rental	1				126 units
Industrial:
6200 Bristol	1	Philadelphia, PA	October 2022	100%	424 sq. ft.	100%
Savannah Truck Terminal	1	Savannah, GA	July 2023	100%	136 sq. ft.	100%
PODS	2	Various(5)	November 2024	100%	154 sq. ft.	100%
Total industrial	4				714 sq. ft.
Retail:
Shops at Grand Avenue	1	Queens, NY	May 2024	95%	100 sq. ft.	100%
Total retail	1				100 sq. ft.

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

(5) Includes one property located in Tampa, Florida and one located in Pinellas Park, Florida

Lease expirations

The following table details the expiring leases at our retail and industrial properties by annualized base rent as of March 31, 2025 ($ in thousands). The table below excludes our multifamily and single-family rental properties as substantially all leases at such properties expire within 12 months:

	Industrial			Retail
Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Based Rent Expiring	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Based Rent Expiring
2025	—	$—	—%	—	$—	—%
2026	—	—	—%	—	—	—%
2027	—	—	—%	1	101	3%
2028	—	—	—%	3	629	17%
2029	1	561	8%	—	—	—%
2030	1	3,972	58%	2	377	10%
2031	—	—	—%	1	160	4%
2032	—	—	—%	—	—	—%
2033	—	—	—%	1	1,859	50%
2034	—	—	—%	2	398	11%
Thereafter	2	2,319	34%	1	197	5%
Total	4	$6,852	100%	11	$3,721	100%

(1) Annualized base rent is determined from the annualized straight-line rent due to expire in the year of lease expiration and excludes tenant recoveries, above-market lease amortization and below-market lease amortization.

Investments in real estate debt

The following table summarizes our investments in real estate debt as of March 31, 2025 and December 31, 2024 ($ in thousands):

					March 31, 2025		December 31, 2024
Real Estate Debt	Number of Positions	Credit Rating	Coupon	Maturity Date	Cost Basis	Fair Value	Cost Basis	Fair Value
Mezzanine Loan	1	Not Rated	SOFR(1) + 5.22%	September 9, 2025	$16,825	$16,825	$16,825	$16,825
Commercial Mortgage Loan	1	Not Rated	SOFR(1) + 2.65%	September 5, 2026	62,400	62,482	62,400	62,485
Total investments in real estate debt	2				$79,225	$79,307	$79,225	$79,310

(1) SOFR on March 31, 2025 and December 31, 2024 was 4.32% and 4.33%, respectively.

Investments in real estate-related and other securities

The following table summarizes our investments in real estate-related and other securities as of March 31, 2025 and December 31, 2024 ($ in thousands):

			March 31, 2025			December 31, 2024
Real Estate-Related and Other Securities	Coupon	Maturity Date	Face Amount	Cost Basis	Fair Value	Face Amount	Cost Basis	Fair Value
CMBS(1)	4.7%	September 12, 2032	$70,230	$68,841	$69,447	$5,800	$5,797	$5,829
U.S. Treasury(2)	N/A	April 17, 2025	595	582	594	595	582	588
Total real estate-related and other securities			$70,825	$69,423	$70,041	$6,395	$6,379	$6,417

(1) The CMBS coupon and maturity date represent a weighted-average.

(2) Includes $0.0 million and $0.5 million of securities pledged as collateral related to the treasury note futures contracts as of March 31, 2025 and December 31, 2024.

Results of Operations

The following tables set forth information regarding our consolidated results of operations ($ in thousands, except per share data):

	For the Three Months Ended March 31,		Change
	2025	2024	$
Revenues
Rental revenue	$8,270	$5,077	$3,193
Total revenues	8,270	5,077	3,193
Expenses
Rental property operating	3,033	1,793	1,240
General and administrative	1,647	976	671
Depreciation and amortization	3,558	1,958	1,600
Total expenses	8,238	4,727	3,511
Other income (expense), net
Income from investments in real estate debt	1,478	446	1,032
Income from investments in real estate-related and other securities	1,081	5	1,076
Mandatorily redeemable instruments interest costs	(1,186)	(839)	(347)
Interest expense	(2,488)	(1,591)	(897)
Other income, net	2,743	41	2,702
Total other income (expense), net	1,628	(1,938)	3,566
Net income (loss)	$1,660	$(1,588)	$3,248
Net loss attributable to non-controlling interests in consolidated joint ventures	(21)	(16)	(5)
Net income (loss) attributable to JPMREIT stockholders	$1,681	$(1,572)	$3,253
Net income (loss) per share of common stock – basic	$0.03	$(0.11)	$0.15
Net income (loss) per share of common stock – diluted	$0.03	$(0.11)	$0.14
Weighted-average shares of common stock outstanding – basic	50,719	13,854	36,865
Weighted-average shares of common stock outstanding – diluted	50,724	13,854	36,870

Rental revenue

Due to our acquisitions of real estate since March 31, 2024, our rental revenue for the three months ended March 31, 2025 and March 31, 2024 are not comparable. Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, single-family rental, industrial and retail properties. Rental revenue, aside from short-term leases generally less than one year in term, is recognized on a straight-line basis over the life of the lease, including any fixed and measurable rent escalations and abatements.

Rental property operating expenses

Rental property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of rental property operating expenses include insurance, utilities, real estate taxes and repair and maintenance expenses. Due to our acquisitions of real estate since March 31, 2024, our rental property operating expenses for the three months ended March 31, 2025 and March 31, 2024 are not comparable.

General and administrative expenses

During the three months ended March 31, 2025, general and administrative expenses increased by $0.7 million in comparison to the corresponding period in 2024 primarily driven by an increase in corporate expenses of $0.5 million and an increase in management fees of $0.2 million.

Depreciation and amortization expenses

Depreciation and amortization expenses are impacted by the fair values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. During the three months ended March 31, 2025, depreciation and amortization expense increased by $1.6 million in comparison to the corresponding period in 2024. Depreciation and amortization expenses increased as compared to the corresponding period in 2024 due to our acquisitions of real estate since March 31, 2024.

Income from investments in real estate-related and other securities

During the three months ended March 31, 2025, income from our investments in real estate-related and other securities increased by $1.1 million in comparison to the corresponding period in 2024 primarily due to an increase of $0.5 million of interest income and an increase of $0.5 million of unrealized gains.

Mandatorily redeemable instruments interest costs

During the three months ended March 31, 2025, costs related to our Mandatorily Redeemable Instruments increased by $0.3 million in comparison to the corresponding period in 2024 primarily due to an increase in allocation of appreciation of $0.3 million relating to the redemption value adjustment of the Mandatorily Redeemable Instruments.

Interest expense

During the three months ended March 31, 2025, interest expense increased by $0.9 million as compared to the corresponding period in 2024. Interest expense primarily consists of interest expense incurred on our mortgage notes and Repurchase Facility. The change in interest expense was primarily attributable to an increase in interest expense relating to our new mortgage notes.

Other income, net

During the three months ended March 31, 2025, other income, net increased by $2.7 million in comparison to the corresponding period in 2024 primarily due to an increase in interest income of $2.3 million, an increase in unrealized gains on futures and swaps of $0.6 million, partially offset by an increase in dead deal costs of $0.3 million.

Net loss attributable to non-controlling interests in consolidated joint ventures

During the three months ended March 31, 2025, net loss attributable to non-controlling interests in consolidated joint ventures increased by less than $0.1 million in comparison to the corresponding periods in 2024 due to the non-controlling interest held by our joint venture partners.

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

The Adviser advanced $7.5 million of organization and offering expenses (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) on our behalf through July 22, 2024, which marked the second anniversary of the commencement of the Offering. We began reimbursing the Adviser for such advanced expenses ratably over the 60 months following such date. During the three months ended March 31, 2025, we reimbursed $0.4 million to the Adviser. The outstanding organization and offering expenses due to the Adviser were $6.5 million and $6.9 million as of March 31, 2025 and December 31, 2024, respectively, and are included in due to affiliate on our Consolidated Balance Sheets. In addition, the Adviser will advance on our behalf certain of our operating expenses through the earlier of (i) the first date that our NAV reaches $1 billion and (ii) December 31, 2026, at which point we will reimburse the Adviser for all such advanced expenses ratably over the 60 months following such date. The Adviser advanced, and we accrued, approximately $12.0 million and $11.0 million of operating expenses which are included in due to affiliate on our Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, respectively.

We elected to be taxed as a REIT under Sections 856 through 860 of the Code, beginning with our taxable year ended December 31, 2023. In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets.

On November 15, 2021, we were capitalized with a $0.2 million investment by the Adviser in exchange for 20,000 shares of our Class E common stock. The Adviser has agreed to not sell, transfer or dispose of the shares to any party other than an affiliate of the Adviser for so long as the Adviser or its affiliate performs an advisory function for us.

Pursuant to a private offering whose commitments have been fully called, as of March 31, 2025, we had sold $67.9 million in Class E shares and $94.2 million in Class E units, including $5.8 million in Class E shares and $94.2 million in Class E units purchased by JPMIM. In addition, as of March 31, 2025, we had sold $5.0 million in Class E shares to employees of the Adviser.

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

On March 26, 2025, in connection with the Bass Lofts Acquisition, we assumed a $15.2 million mortgage loan, which bears interest at a fixed rate of 3.95% and is amortized on a 30-year schedule with 2.4 years of remaining term.

The following table is a summary of our mortgage note indebtedness as of March 31, 2025 and December 31, 2024 ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	March 31, 2025	December 31, 2024
Caroline West Gray	5.44%	December 1, 2029	$45,911	$45,911
Caroline Post Oak	5.44%	December 1, 2029	40,528	40,528
Coda on Centre	4.28%	May 1, 2029	28,260	28,397
6200 Bristol(1)	SOFR + 2.05%	April 1, 2029	10,000	10,000
Bass Lofts	3.95%	September 7, 2027	15,182	—
Total loans secured by real estate			139,881	124,836
Deferred financing costs, net			(1,418)	(1,142)
Mortgage discount, net			(838)	(603)
Mortgage notes, net			$137,625	$123,091

(1) We entered into a non-hedge interest rate swap on April 2, 2024, which fixed the rate at 6.26%.

On August 22, 2024, we entered into a Master Repurchase Agreement (the “Repurchase Facility”) with U.S. Bank National Association (the "Buyer"). The Repurchase Facility provides for a maximum aggregate purchase price of $150 million and has a three-year term plus two, one-year extension options. Subject to the terms and conditions thereof, the Repurchase Facility provides for the purchase, sale and repurchase of senior mortgage loans and participation interests in performing senior mortgage loans satisfying certain conditions set forth in the Repurchase Facility.

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

Borrowings under the Repurchase Facility as of March 31, 2025 and December 31, 2024 are detailed in the following table ($ in thousands):

				Borrowings Outstanding
	Maximum Facility Size	Interest Rate	Maturity Date	March 31, 2025	December 31, 2024
Repurchase Facility	$150,000	SOFR(1) + 1.80%	August 22, 2027	$46,800	$46,800
Less: Unamortized deferred financing costs				(378)	(417)
	$150,000			$46,422	$46,383

(1) SOFR at was 4.32% and 4.33% at March 31, 2025 and December 31, 2024, respectively.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Net cash provided by (used in) operating activities	$5,506	$(77)
Net cash used in investing activities	(118,619)	(10,048)
Net cash provided by financing activities	295,968	22,405
Net change in cash and cash equivalents	$182,855	$12,280

Cash flows provided by operating activities increased by $5.6 million for the three months ended March 31, 2025 compared to the corresponding period in 2024 primarily due to an increase in cash flows from operations from our investments in real estate as a result of growth in the size of our portfolio.

Cash flows used in investing activities increased by $108.6 million for the three months ended March 31, 2025 compared to the corresponding period in 2024 primarily due to an increase of $62.7 million of real-estate related and other securities purchases, an increase of $42.0 million in real estate acquisitions and an increase in real estate acquisition deposits of $4.0 million.

Cash flows provided by financing activities increased by $273.6 million for the three months ended March 31, 2025 compared to the corresponding period in 2024 primarily due to an increase of net proceeds from the issuance of common stock of $273.9 million.

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

The following tables detail the aggregate distributions declared for each applicable class of common stock:

	For The Three Months Ended March 31, 2025
	Class D	Class I	Class S(2)	Class T	Class E	Class X	Class Y
Aggregate gross distributions declared per share of common stock	$0.1125	$0.1125	$0.0375	$—	$0.1125	$—	$0.1125
Stockholder servicing fee per share of common stock(1)	—	—	(0.0078)	—	—	—	(0.0229)
Net distributions declared per share of common stock	$0.1125	$0.1125	$0.0297	$—	$0.1125	$—	$0.0896

(1) Stockholder servicing fees only apply to Class D, Class S, Class T and Class Y shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the lifetime cost of the stockholder servicing fee as an offering cost at the time Class D, Class S, Class T and Class Y shares are sold. The stockholder servicing fee on Class D shares was waived as of March 31, 2025, and the NAV attributable to current holders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity. As of March 31, 2025, we had accrued stockholder servicing fees of $2.7 million.

(2) All Class S shares were repurchased prior to the February 28, 2025 record date for distribution.

The following tables summarize our distributions paid on our shares of common stock ($ in thousands):

	Three Months Ended March 31, 2025
	Amount	Percentage
Distributions
Paid in cash	$2,601	55%
Reinvested in shares	2,119	45%
Total distributions	$4,720	100%
Source of Distributions
Cash flows from operating activities	$4,720	100%
Total sources of distributions	$4,720	100%

In addition to the distributions paid on our common stock, we paid $1.1 million for Mandatorily Redeemable Instruments during the three months ended March 31, 2025, respectively. Such amounts are recorded in mandatorily redeemable instruments interest costs on the Consolidated Statements of Operations and accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets, respectively.

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
•
In general, investments in real estate debt are valued by an independent debt valuation services firm using a variety of methods, including but not limited to, market quotations and/or discounted cash flow method. Our independent debt valuation services firm calculates the fair value of loans in accordance with GAAP and by considering all relevant calculations and scenarios that a market participant would consider in evaluating the financial instrument. Most loans held as an investment are valued by discounting debt service cash flows using a market yield.
•
Investments in real estate-related and other securities consists of investments in U.S. Treasury bills and commercial mortgage-backed securities. We classify real estate-related and other securities as trading securities which the Adviser generally values on the basis of publicly available market quotations or at fair value determined in accordance with GAAP.

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

The Adviser advanced our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through July 22, 2024, which marked the second anniversary of the commencement of the Offering. On such date, we began reimbursing the Adviser for all such advanced costs ratably over a period that will continue until 60 months following such date. For purposes of calculating our NAV, the organization and offering expenses paid by the Adviser through July 22, 2024 will not be recognized as expenses, or as a component of equity and reflected in our NAV, until we reimburse the Adviser for these expenses. In addition, the operating expenses paid by the Adviser through the earlier of (i) the first date that our NAV reaches $1 billion and (ii) December 31, 2026 will not be recognized as expenses and reflected in our NAV, until we reimburse the Adviser for these expenses.

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

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. We believe our NAV is a meaningful supplemental non-GAAP operating metric. The following table provides a breakdown of the major components of our NAV as of March 31, 2025 ($ and shares/units in thousands):

Components of NAV	March 31, 2025
Investments in real estate	$486,500
Investments in real estate debt	79,307
Investments in real estate-related and other securities	70,041
Cash and cash equivalents	310,316
Restricted cash	931
Other assets	8,929
Debt obligations	(185,651)
Other liabilities	(9,216)
Stockholder servicing fees payable the following month(1)	(28)
Non-controlling interests in joint ventures	(11,317)
Mandatorily Redeemable Instruments(2)	(105,436)
Net Asset Value	$644,376
Number of outstanding shares/units	59,109

(1) Stockholder servicing fees only apply to Class D, Class S, Class T and Class Y shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction to our NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the lifetime cost of the stockholder servicing fee as an offering cost at the time we sell Class D, Class S, Class T and Class Y shares. The stockholder servicing fee on Class D shares was waived as of March 31, 2025, and the NAV attributable to current holders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity. As of March 31, 2025, we had accrued under GAAP $2.7 million of stockholder servicing fees.

(2) Represents Class E units in the Operating Partnership and Class E shares (collectively the “Mandatorily Redeemable Instruments”) held by the Adviser that are mandatorily redeemable and only subject to delays to the continuous obligation to ultimately redeem such shares once sufficient availability exists under the share repurchase agreements. Therefore, the Mandatorily Redeemable Instruments held by the Adviser are classified as a liability pursuant to Topic 480 — Distinguishing Liabilities from Equity and are initially presented at the initial funding amount received, which is equivalent to fair value at the issuance dates. Subsequently, the Mandatorily Redeemable Instruments are carried at their cash redemption value as if the units and shares were repurchased or redeemable at the reporting date, which equals NAV per unit of $11.04. As of March 31, 2025, there were approximately 9.1 million Class E units and approximately 0.5 million Class E shares included in Mandatorily Redeemable Instruments.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of March 31, 2025 ($ and shares/units in thousands except per-share/unit data):

NAV Per Share/Unit	Class D Shares	Class I Shares	Class S Shares	Class T Shares	Class E Shares	Class X Shares	Class Y Shares	Operating Partnership Units(1)	Total
Net asset value	$10,902	$122,034	$—	$—	$471,689	$—	$38,941	$810	$644,376
Number of outstanding shares/units	1,050	11,695	—	—	42,734	—	3,557	73	59,109
NAV per share/unit	$10.39	$10.43	$—	$—	$11.04	$—	$10.95	$11.04

(1) Includes the partnership interest of the Operating Partnership held by the Special Limited Partner.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the March 31, 2025 valuations, based on property types. Once we own more than one single-family rental and one retail property, we will include the key assumptions for such property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	6.75%	5.50%
Industrial	7.63%	5.88%

These assumptions are determined by our independent valuation advisor and reviewed by the Adviser. A change in these assumptions would impact the calculation of the values of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values
Discount Rate	0.25% decrease	2.07%	1.93%
(Weighted average)	0.25% increase	(2.04)%	(1.88)%
Exit Capitalization Rate	0.25% decrease	2.60%	2.95%
(Weighted average)	0.25% increase	(2.49)%	(2.65)%

The following table reconciles stockholders’ equity per our Consolidated Balance Sheets to our NAV as of March 31, 2025 ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	March 31, 2025
Stockholders’ equity under GAAP	$589,309
Redeemable non-controlling interest	810
Total stockholders' equity and Operating Partnership units	590,119
Adjustments:
Organization, offering costs and operating expenses(1)	13,342
Accrued stockholder servicing fees(2)	2,623
Unrealized real estate and borrowings appreciation, net(3)	15,896
Accumulated depreciation and amortization(4)	23,588
Straight-line rent receivable(5)	(1,192)
NAV	$644,376

(1) The Adviser advanced our organization and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through July 22, 2024, which marked the second anniversary of the commencement of the Offering. On such date, we began reimbursing the Adviser for all such advanced costs ratably over a period that will continue until 60 months following such date. During the three months ended March 31, 2025, the Company reimbursed $0.4 million to the Adviser. In addition, the Adviser has agreed to advance on our behalf certain of our operating expenses through the earlier of (i) the first date that our NAV reaches $1 billion and (ii) December 31, 2026 at which point we will reimburse the Adviser for all such advanced expenses ratably over the 60 months following such date. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For the purposes of calculating NAV, such costs will be recognized as a reduction to NAV as they are reimbursed ratably over the respective 60-month reimbursement periods.

(2) Stockholder servicing fees only apply to Class D, Class S, Class T and Class Y shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction to our NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the lifetime cost of the stockholder servicing fee as an offering cost at the time we sell Class D, Class S, Class T and Class Y shares. The stockholder servicing fee on Class D shares was waived as of March 31, 2025, and the NAV attributable to current holders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity.

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

We evaluated our portfolio, as of March 31, 2025 and December 31, 2024, for impairment indicators. We did not record any impairment losses for the three months ended March 31, 2025 or year ended December 31, 2024.

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

Contractual Obligations

The following table aggregates our contractual obligations and commitments with payments due subsequent to March 31, 2025 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness(1)	$220,494	$8,982	$78,081	$133,431	$—
Organizational, offering and operating costs	18,495	1,502	6,005	6,787	4,201
Mandatorily redeemable instruments(2)	105,436	105,436	—	—	—
Total	$344,425	$115,920	$84,086	$140,218	$4,201

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to interest rate risk with respect to our variable-rate indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We may seek to manage or mitigate our exposure to interest risk through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of March 31, 2025, the outstanding principal balance of our variable rate indebtedness was $56.8 million.

Certain of our mortgage loans and other indebtedness are variable rate and indexed to SOFR. For the three months ended March 31, 2025, a 10% increase in SOFR would have resulted in increased interest expense of $0.05 million. We have executed interest rate swaps and caps with an aggregate notional amount of $10.0 million as of March 31, 2025, to hedge the risk of increasing interest rates.

We have invested a portion of our portfolio in floating-rate investments in real estate debt and real estate-related and other securities and intend to invest in both fixed- and floating-rate real estate debt investments and securities in the future. On floating-rate investments in real estate debt and real estate-related and other securities, our net income will increase or decrease depending on interest rate movements. For the three months ended March 31, 2025, a 10% decrease in the reference rate would have resulted in decreased interest income from our floating-rate investments in real estate debt of $0.05 million. Additionally, interest rate movement can impact the valuation of real estate debt and real estate-related and other securities depending on various aspects of the instrument, including the credit rating, duration and structure of the interest rate payments.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Form 10-K"). The risks described in our 2024 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes to the risk factors disclosed in our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered sales of equity securities

All sales of unregistered securities during the three months ended March 31, 2025 were previously disclosed.

Share repurchase plan

We adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of our shares is limited to 2% of the aggregate NAV per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and 5% of the aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to stockholders as of the end of the immediately preceding three months). Shares are repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year are repurchased at 98% of the transaction price. In the event we determine to repurchase some but not all of the shares submitted for repurchase during any month, shares submitted for repurchase during such month will be repurchased on a pro rata basis based on the amount requested after we have repurchased all shares for which repurchase was requested due to death or disability and other limited exceptions. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests and have established limitations on the amount of funds we may use for repurchase during any calendar month and quarter. See Note 3 “— Share Repurchase Plan” to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional detail regarding our share repurchase plan.

During the three months ended March 31, 2025, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Period	Total number of shares (or Units) repurchased	Repurchases as a percentage of NAV(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Repurchased Under the Publicly Announced Plans or Programs
January 2025	61,962	0.14%	$10.48	61,962	—
February 2025	98,488	0.18%	10.70	98,488	—
March 2025	15,229	0.02%	10.46	15,229	—

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

As of March 31, 2025, we received gross proceeds of $108.8 million from the Offering. The following table presents information about the Offering and use of proceeds therefrom ($ in thousands):

	Class D Shares	Class I Shares	Class S Shares(3)	Class T Shares	Total
Offering proceeds:
Shares sold(1)	1,067	9,369	57	—	10,493
Gross offering proceeds	$11,049	$97,084	$630	$—	$108,763
Selling commissions and other dealer manager fees	—	—	(15)	—	(15)
Stockholder servicing fees(2)	—	—	—	—	—
Net offering proceeds	$11,049	$97,084	$615	$—	$108,748

(1) Shares sold includes shares issued under our distribution reinvestment plan.

(2) Under GAAP, we accrue the lifetime cost of the stockholder servicing fee as an offering cost at the time we sell Class D, Class S, Class T and Class Y shares. As of March 31, 2025, we had accrued under GAAP $2.7 million of stockholder servicing fees. The stockholder servicing fee on Class D shares has been waived through March 31, 2025, and the NAV attributable to current stockholders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity.

(3) All Class S shares were repurchased as of February 28, 2025.

As of March 31, 2025, we had primarily used the net proceeds from the Offering toward the acquisition of $466.3 million of real estate, investments in real estate debt of $79.2 million and investments of $69.4 million in real estate-related and other securities. In addition, we funded our investments with equity from our private offerings and borrowings. See Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” for additional details on our borrowings.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

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

J.P. Morgan Real Estate Income Trust, Inc.

Date: May 9, 2025	By:	/s/ Chad Tredway
Chad Tredway
Chairperson of the Board and Chief Executive Officer

Date: May 9, 2025	By:	/s/ Lawrence A. Goodfield, Jr.
Lawrence A. Goodfield, Jr.
Chief Financial Officer and Treasurer