Form 10-Q
period 2025-06-30
J.P. Morgan Real Estate Income Trust, Inc.
filed 2025-08-11
CIK 1893262

. T

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 11, 2025, the registrant had outstanding 1,034,829 shares of Class D common stock, 13,315,169 shares of Class I common stock, 52,354,005 shares of Class E common stock and 6,717,172 shares of Class Y common stock. There were no outstanding shares of Class S, Class T or Class X common stock.

i

Item 1. Financial Statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Balance Sheets (Unaudited) (in thousands, except per-share data)

	June 30,	December 31,
	2025	2024
ASSETS
Investments in real estate, net	$833,892	$365,070
Investments in real estate debt	134,965	79,310
Investments in real estate-related and other securities	38,858	6,417
Intangible assets, net	43,864	20,307
Cash and cash equivalents	68,387	127,692
Restricted cash	1,694	700
Deposits on real estate	1,691	1,000
Other assets, net	17,271	3,500
Total assets	$1,140,622	$603,996
LIABILITIES AND EQUITY
Mortgage notes, net	$200,603	$123,091
Repurchase facility, net	88,152	46,383
Intangible liabilities, net	6,001	2,797
Mandatorily redeemable instruments	105,913	105,325
Due to affiliates	23,711	20,474
Accounts payable, accrued expenses and other liabilities	13,442	5,357
Total liabilities	437,822	303,427

Commitments and contingencies (Note 17)
Redeemable non-controlling interest	822	—

Equity
Common stock – Class D shares, $0.01 par value per share, 600,000 shares authorized, and 1,138 and 993 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	11	10
Common stock – Class I shares, $0.01 par value per share, 1,500,000 shares authorized, and 12,783 and 10,146 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	128	101
Common stock – Class S shares, $0.01 par value per share, 1,000,000 shares authorized, and 0 and 56 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	1
Common stock – Class E shares, $0.01 par value per share, 600,000 shares authorized, and 49,772 and 18,566 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	498	186
Common stock – Class Y shares, $0.01 par value per share, 600,000 shares authorized, and 5,471 and 2,131 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	55	21
Additional paid-in capital	735,421	329,600
Accumulated deficit	(45,051)	(33,780)
Total stockholders' equity	691,062	296,139
Non-controlling interests in consolidated joint ventures	10,916	4,430
Total equity	701,978	300,569
Total liabilities and equity	$1,140,622	$603,996

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except per-share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Rental revenue	$13,236	$5,873	$21,505	$10,950
Total revenues	13,236	5,873	21,505	10,950
Expenses
Rental property operating	4,436	2,140	7,469	3,932
General and administrative	1,551	1,262	3,198	2,239
Depreciation and amortization	8,132	2,340	11,690	4,298
Total expenses	14,119	5,742	22,357	10,469
Other income (expense), net
Income from investments in real estate debt	2,084	445	3,562	891
Income from investments in real estate-related and other securities	1,053	5	2,134	11
Mandatorily redeemable instruments interest costs	(1,552)	(2,729)	(2,738)	(3,568)
Interest expense	(2,992)	(1,768)	(5,480)	(3,358)
Other income, net	2,230	282	4,973	321
Total other income (expense), net	823	(3,765)	2,451	(5,703)
Net income (loss)	$(60)	$(3,634)	$1,599	$(5,222)
Net loss attributable to non-controlling interests in consolidated joint ventures	(92)	(1)	(113)	(17)
Net income (loss) attributable to JPMREIT stockholders	$32	$(3,633)	$1,712	$(5,205)
Net income (loss) per share of common stock – basic and diluted	$0.00	$(0.22)	$0.03	$(0.34)
Weighted-average shares of common stock outstanding – basic	65,443	16,811	58,122	15,332
Weighted-average shares of common stock outstanding – diluted	65,449	16,811	58,127	15,332

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statements of Changes in Equity (Unaudited)

(in thousands, except per-share data)

	Par Value
	Common Stock Class D	Common Stock Class I	Common Stock Class S	Common Stock Class E	Common Stock Class Y	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at March 31, 2025	$10	$117	$—	$427	$36	$626,545	$(37,826)	$589,309	$7,637	$596,946
Common stock issued, net of offering costs	1	11	—	69	19	106,767	—	106,867	—	106,867
Common stock repurchased	—	(1)	—	—	—	(1,135)	—	(1,136)	—	(1,136)
Distributions declared on common stock	—	—	—	—	—	—	(7,257)	(7,257)	—	(7,257)
Distribution reinvestments	—	1	—	2	—	3,231	—	3,234	—	3,234
Net income (loss) ($2 income allocated to redeemable non-controlling interest)	—	—	—	—	—	—	32	32	(94)	(62)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	5,613	5,613
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(2,240)	(2,240)
Amortization of restricted stock grants	—	—	—	—	—	25	—	25	—	25
Allocation to redeemable non-controlling interest	—	—	—	—	—	(12)	—	(12)	—	(12)
Balance at June 30, 2025	$11	$128	$—	$498	$55	$735,421	$(45,051)	$691,062	$10,916	$701,978

	Par Value
	Common Stock Class D	Common Stock Class I	Common Stock Class S	Common Stock Class E	Common Stock Class Y	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at March 31, 2024	$6	$66	$1	$69	$5	$146,211	$(18,802)	$127,556	$2,091	$129,647
Common stock issued, net of offering costs	2	11	—	10	4	27,424	—	27,451	—	27,451
Common stock repurchased	—	—	—	—	—	(229)	—	(229)	—	(229)
Distributions declared on common stock	—	—	—	—	—	—	(1,879)	(1,879)	—	(1,879)
Distribution reinvestments	—	—	—	—	—	596	—	596	—	596
Net loss	—	—	—	—	—	—	(3,633)	(3,633)	(1)	(3,634)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	2,432	2,432
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(9)	(9)
Amortization of restricted stock grants	—	—	—	—	—	25	—	25	—	25
Balance at June 30, 2024	$8	$77	$1	$79	$9	$174,027	$(24,314)	$149,887	$4,513	$154,400

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statements of Changes in Equity (Unaudited)

(in thousands, except per-share data)

	Par Value
	Common Stock Class D	Common Stock Class I	Common Stock Class S	Common Stock Class E	Common Stock Class Y	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2024	$10	$101	$1	$186	$21	$329,600	$(33,780)	$296,139	$4,430	$300,569
Common stock issued, net of offering costs	1	27	—	309	34	403,431	—	403,802	—	403,802
Common stock repurchased	—	(2)	(1)	—	—	(2,996)	—	(2,999)	—	(2,999)
Distributions declared on common stock	—	—	—	—	—	—	(12,983)	(12,983)	—	(12,983)
Distribution reinvestments	—	2	—	3	—	5,348	—	5,353	—	5,353
Net income (loss) ($2 income allocated to redeemable non-controlling interest)	—	—	—	—	—	—	1,712	1,712	(113)	1,599
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	8,882	8,882
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(2,281)	(2,281)
Amortization of restricted stock grants	—	—	—	—	—	50	—	50	—	50
Allocation to redeemable non-controlling interest	—	—	—	—	—	(12)	—	(12)	—	(12)
Balance at June 30, 2025	$11	$128	$—	$498	$55	$735,421	$(45,051)	$691,062	$10,916	$701,978

	Par Value
	Common Stock Class D	Common Stock Class I	Common Stock Class S	Common Stock Class E	Common Stock Class Y	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2023	$5	$54	$1	$64	$—	$122,915	$(15,679)	$107,360	$2,107	$109,467
Common stock issued, net of offering costs	3	22	—	15	9	50,296	—	50,345	—	50,345
Common stock repurchased	—	—	—	—	—	(229)	—	(229)	—	(229)
Distributions declared on common stock	—	—	—	—	—	—	(3,430)	(3,430)	—	(3,430)
Distribution reinvestments	—	1	—	—	—	995	—	996	—	996
Net loss	—	—	—	—	—	—	(5,205)	(5,205)	(17)	(5,222)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	2,432	2,432
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(9)	(9)
Amortization of restricted stock grants	—	—	—	—	—	50	—	50	—	50
Balance at June 30, 2024	$8	$77	$1	$79	$9	$174,027	$(24,314)	$149,887	$4,513	$154,400

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$1,599	$(5,222)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,690	4,298
Amortization of above- and below-market lease intangibles, net	(792)	80
Amortization of deferred financing costs	358	183
Amortization of discount on real estate-related and other securities	(158)	—
Amortization of restricted stock grants	50	50
Realized (gain) loss on sale of real estate-related and other securities and derivative instruments	(387)	388
Unrealized (gain) loss on real estate-related and other securities and derivative instruments	(309)	490
Unrealized loss on investments in real estate debt	45	—
Redemption value adjustment on mandatorily redeemable instruments	588	1,419
Change in assets and liabilities:
Increase in other assets	(2,447)	(1,160)
Increase in due to affiliates	2,251	1,576
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,908	(802)
Net cash provided by operating activities	14,396	1,300

Cash flows from investing activities:
Acquisitions of real estate	(462,984)	(64,939)
Capital improvements on real estate	(900)	(580)
Origination of investments in real estate debt	(55,700)	—
Deposits on real estate acquisitions	(4,691)	—
Variation margin proceeds (payments)	188	(730)
Proceeds from sale of real estate-related and other securities	31,478	420
Purchases of real estate-related and other securities	(63,064)	(413)
Net cash used in investing activities	(555,673)	(66,242)

Cash flows from financing activities:
Proceeds from issuance of common stock	405,523	51,780
Repurchase of common stock	(2,999)	(229)
Contributions from non-controlling interests	3,284	10
Distributions to non-controlling interests	(198)	(9)
Distributions paid on common stock	(6,217)	(2,259)
Proceeds from mortgage notes	43,663	10,000
Proceeds from repurchase facility	41,775	—
Principal repayments of mortgage notes	(359)	(252)
Payment of deferred financing costs on mortgage notes and repurchase facility	(1,506)	(140)
Net cash provided by financing activities	482,966	58,901

Net change in cash, cash equivalents and restricted cash:	(58,311)	(6,041)
Cash, cash equivalents and restricted cash, at the beginning of the period	128,392	32,683
Cash, cash equivalents and restricted cash, at the end of the period	$70,081	$26,642

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	For the Six Months Ended June 30,
	2025	2024
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$68,387	$26,381
Restricted cash	1,694	261
Total cash, cash equivalents and restricted cash	$70,081	$26,642

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,899	$3,151

Supplemental disclosure of non-cash investing and financing activities:
Assumption of mortgage note, net, in conjunction with acquisition of real estate	$35,313	$—
Assumption of working capital in conjunction with acquisition of real estate	$3,226	$105
Accrued loan and offering costs due to affiliates	$—	$973
Accrued distributions	$1,414	$176
Distribution re-investments	$5,353	$996
Reclassification of deposits to investments in real estate, net	$4,038	$7,258
Accrued stockholder servicing fee due to affiliates	$2,471	$688
Non-controlling interest contributions to investment in real estate, net	$3,514	$2,422
Redeemable non-controlling interest issued as settlement for performance participation allocation	$810	$—
Sale of equity interest to non-controlling interest	$2,083	$—

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2025

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

As of June 30, 2025, the Company owned 46 real estate properties consisting of 35 industrial properties, nine multifamily properties, one single-family rental property and one retail property. The Company also has seven commercial mortgage-backed securities (“CMBS”) investments and three real estate debt investments. The Company currently operates in five reportable segments: multifamily, industrial, single-family rental, retail, and investments in real estate debt, real estate-related and other securities. See Note 15 for a description of the Company's segment reporting.

The Company depends on the Adviser and its affiliates for certain services that are essential to it, including acquisition and disposition decisions, and certain other responsibilities. If the Adviser and its affiliates were unable or unwilling to provide such services, the Company would be required to find alternative service providers.

2. Capitalization

On November 15, 2021, the Company was capitalized with a $0.2 million investment by the Adviser in exchange for 20,000 shares of the Company’s Class E common stock. The Adviser has agreed to not sell, transfer or dispose of the shares to any party other than an affiliate of the Adviser for so long as the Adviser or its affiliate performs an advisory function for the Company.

The Company filed a Registration Statement on Form S-11 (the “Registration Statement”) to register with the Securities and Exchange Commission (the "SEC") an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the “Offering, and together with the Company’s private offerings described below, the “Offerings”). The Registration Statement was declared effective by the SEC on July 22, 2022. The Company is selling any combination of four classes of shares of its common stock in the Offering, Class D shares, Class I shares, Class S shares and Class T shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and ongoing stockholder servicing fees. Until the Company has any Class S or Class T shares outstanding, the initial per-share purchase price for the Company’s Class S and Class T shares is equal to the most recently determined net asset value (“NAV”) per share for the Class E common stock (“Class E shares”) sold in the Company’s private offering, plus, applicable upfront selling commissions and dealer manager fees. The purchase price per share for each class of the Company’s common stock will vary and will generally equal the prior month’s NAV per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees.

Pursuant to a separate private offering whose commitments have been fully called, the Company had sold $67.9 million in Class E shares and $94.2 million in Class E units of the Operating Partnership (“Class E units”), including $5.8 million in Class E shares and $94.2 million in Class E units purchased by JPMIM (collectively, the “Initial Capitalization”).

JPMIM has agreed to hold all of the Class E shares and Class E units it purchased as part of the Initial Capitalization (the “JPM Initial Capitalization”) until the earlier of (i) the first date that the Company’s NAV reaches $1.5 billion and (ii) July 22, 2025. Following such date, each month the Company will repurchase, without further action by JPMIM (each, a “JPM Mandatory Repurchase”) (see Note 13), a number of Class E shares or Class E units from JPMIM in an amount equal to the amount available under the share repurchase plan’s 2% monthly and 5% quarterly caps after satisfying repurchase requests from investors who purchase shares pursuant to the Offering and other holders of shares that are otherwise subject to repurchase under the share repurchase plan, until such time as the JPM Initial Capitalization has been fully repurchased; provided, that the number of shares subject to each JPM Mandatory Repurchase may be reduced where other holders of Class E shares that were issued pursuant to the Initial Capitalization and are not subject to repurchase under the share repurchase plan request repurchase of their shares, in which case the Class E shares held by JPMIM and such other investors will be repurchased on a pro rata basis based on their respective percentage ownership in the Company immediately prior to such repurchase (not to exceed an aggregate number of shares equal to the amount available under the share repurchase plan’s 2% monthly and 5% quarterly caps). Notwithstanding the foregoing, the Company will not effect any JPM Mandatory Repurchase during any month in which the full amount of all shares requested to be repurchased by stockholders other than JPMIM under the share repurchase plan is not repurchased or when the share repurchase plan has been suspended (see Note 18).

In addition, subject to certain exceptions, where the shares of the Company’s common stock and units of the Operating Partnership (“Operating Partnership Units”) owned by the Adviser, together with any such shares and units owned by the Adviser and its affiliates, including any shares or units issued in lieu of cash management fees payable to the Adviser or the performance participation payable to the Special Limited Partner (such aggregate ownership, the “JPM Interest”), represent a 24.99% or lesser interest in the Company, the Company will, or will cause the Operating Partnership to, automatically and without further action by the Adviser, repurchase or redeem, as applicable, an amount of shares or units from the Adviser as may be necessary to cause the JPM Interest to remain equal to or less than 24.99% (each such repurchase or redemption, a “JPM Regulatory Repurchase”). To the extent the Adviser elects to receive its management fee in shares of the Company’s common stock or Operating Partnership units, the Company may repurchase those shares or units without regard to the limitations described above or the early repurchase deduction.

On May 26, 2022, JPMIM’s Subscription Agreement dated February 23, 2022 for Class E shares or Class E units was amended to provide that, if the Company receives capital commitments from investors in the private placement of Class E shares exceeding $100 million (“Other Seed Investor Commitments”), JPMIM’s commitment may, in JPMIM’s discretion, be reduced by an amount equal to (i) the aggregate amount of Other Seed Investor Commitments, minus (ii) $100 million, provided that such reduction amount will not exceed $75 million. The amendment to the Subscription Agreement also provided that the expiration of the JPMIM commitment was August 23, 2023; provided, that following such date JPMIM may, in its discretion, elect to purchase additional Class E shares or Class E units until the earlier to occur of (i) July 22, 2025 and (ii) the date that the Company’s NAV is at least $1.5 billion.

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

Certain amounts on the Company’s Consolidated Statements of Cash Flows for the six months ended June 30, 2024 have been reclassified to conform to the current period presentation. Such reclassification has no effect on previously reported totals or subtotals on the Consolidated Statements of Cash Flows.

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

There is no other comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024, resulting in comprehensive income (loss) equaling net income (loss). Accordingly, the statement of other comprehensive income (loss) is not presented.

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

Each of the Company’s joint ventures is considered to be a VIE. The Company consolidated these entities because it has the ability to direct the most significant activities of the joint venture. The total assets and liabilities of the Company’s consolidated VIEs were $280.3 million and $133.2 million and $178.2 million and $89.1 million as of June 30, 2025 and December 31, 2024, respectively. Such amounts are included on the Company’s Consolidated Balance Sheets.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, cash held in money market funds and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company held $68.4 million and $127.7 million in cash and cash equivalents as of June 30, 2025 and December 31, 2024, respectively.

Restricted Cash

Restricted cash primarily consists of amounts in escrow related to real estate taxes, security deposits from tenants, insurance and utilities in connection with mortgages at certain of the Company’s properties.

Investments in Real Estate

The Company determines whether the acquisition of a property qualifies as a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the property acquired is not a business, the Company accounts for the transaction as an asset acquisition. All property acquisitions have been accounted for as asset acquisitions.

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

The Company’s investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Buildings	15-40 years
Site improvements - buildings and land	2-20 years
Furniture, fixtures and equipment	5-15 years
Lease intangibles	Over lease term

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

The Company records acquired above-market and below-market leases at their fair values (using a discount rate which reflects the risks associated with the leases acquired). In the case of an above-market lease, the excess payment (the difference between (1) the contractual amounts to be received pursuant to the lease and (2) management’s estimate of fair-market lease rates for the lease, measured over a period equal to the remaining term of the lease) is recorded as an asset on the Consolidated Balance Sheets. In the case of a below-market lease, the difference between (1) the contractual amounts to be received pursuant to the lease and (2) management’s estimate of fair-market lease rates for the lease, measured over a period equal to the initial term plus the term of any below-market fixed-rate renewal options is recorded as a liability on the Company’s Consolidated Balance Sheets. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions.

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

The Company’s management reviews the Company’s real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. Since cash flows on real estate properties considered to be "long-lived assets to be held and used" are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. If the Company determines that an impairment has occurred, the affected assets must be reduced to their estimated fair value. During the three and six months ended June 30, 2025 and 2024, no such impairments occurred.

Investments in Real Estate Debt

The Company’s investments in real estate debt consisted of commercial mortgage loans and a Mezzanine Loan (defined below) secured by real estate. The Company elected the FVO for its real estate debt investments. As such, the resulting unrealized gains and losses of such loans are recorded as a component of income from investments in real estate debt on the Company’s Consolidated Statements of Operations. An unrealized loss of less than $0.1 million was recognized for the three and six months ended June 30, 2025 and no unrealized gain or loss was recognized for the three and six months ended June 30, 2024.

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

Mandatorily Redeemable Instruments

The Company reports its mandatorily redeemable Class E shares and Class E units (collectively the "Mandatorily Redeemable Instruments") as a liability on its Consolidated Balance Sheets at JPMIM’s cash redemption value. JPMIM’s cash redemption value is determined based on the Company's NAV per Class E share or Class E unit as of the Company's balance sheet date. For purposes of determining the Company's NAV, the Company's investments in real estate are recorded at fair value based on third-party valuations prepared by licensed appraisers in accordance with standard industry practice. These fair value estimates of the Company's investments in real estate are particularly important as they are used for the calculation of NAV, which determines the adjustment to the carrying value of the Company's Mandatorily Redeemable Instruments. Significant differences in the fair value of the Company's Mandatorily Redeemable Instruments may result from changes in market conditions that cause the Company's NAV, and thus JPMIM’s redemption value, to increase or decrease during the period and are recorded as a component of mandatorily redeemable instruments interest cost on the Company's Consolidated Statements of Operations. Distributions declared on the Mandatorily Redeemable Instruments are recorded as a component of mandatorily redeemable instruments interest cost on the Company's Consolidated Statements of Operations. Declared but unpaid distributions as of June 30, 2025 and December 31, 2024, were recorded as a liability within accounts payable, accrued expenses and other liabilities on the Company's Consolidated Balance Sheets (see Note 18).

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

Certain of the Company’s investments in real estate debt that consist of loans secured by real estate, such as commercial mortgage loans and the Mezzanine Loan, are unlikely to have readily available market quotations. In such cases, the Company will generally determine the initial value based on the origination amount or acquisition price of the investment if acquired by the Company or the par value of the investment if originated by the Company. Following the initial measurement, the Company will determine fair value by utilizing or reviewing certain of the following inputs: (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios and (vii) borrower financial condition and performance.

The Company's derivative financial instruments consist of Treasury note futures contracts and interest rate swaps. The fair value of the Company's Treasury note futures contracts is based on quoted market prices for identical instruments. The fair value of the Company’s interest rate swaps are estimated using information provided by a third-party valuation service provider based on contractual cash flows and interest calculations using the appropriate discount rate.

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

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$—	$134,965	$134,965	$—	$—	$79,310	$79,310
Investments in real estate-related and other securities	—	38,858	—	38,858	588	5,829	—	6,417
Total	$—	$38,858	$134,965	$173,823	$588	$5,829	$79,310	$85,727

Liabilities:
Mandatorily Redeemable Instruments	$—	$—	$105,913	$105,913	$—	$—	$105,325	$105,325
Interest rate swaps(1)	—	323	—	323	—	118	—	118
Treasury note futures contracts(1)	—	—	—	—	17	—	—	17
Total	$—	$323	$105,913	$106,236	$17	$118	$105,325	$105,460

(1) Included in accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Real Estate Debt (asset)	Mandatorily Redeemable Instruments (liability)
Balance at December 31, 2024	$79,310	$105,325
Additions	55,700	—
Distributions declared	—	2,149
Reclassify to distributions payable/paid	—	(2,149)
Redemption value adjustment	—	588
Fair value adjustment	(45)	—
Balance at June 30, 2025	$134,965	$105,913

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	June 30, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted - Average Rate	Impact to Valuation from an Increase in Input
Assets:
Investments in real estate debt	$134,965	Discounted cash flow	Market credit spread	SOFR(1) + 2.99%	Decrease

Liabilities:
Mandatorily Redeemable Instruments(2)	$105,913	Discounted cash flow	Discount rate/ Exit capitalization rate/ Market yield	7.33%/ 5.93%/ 6.07%	Decrease

(1) "SOFR" refers to the Secured Overnight Financing Rate, which was 4.32% at June 30, 2025.

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

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value on the Consolidated Balance Sheets ($ in thousands):

	June 30, 2025		December 31, 2024
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Mortgage notes	$204,603	$202,305	$124,836	$123,252
Repurchase facility	88,575	88,584	46,800	46,832
Total	$293,178	$290,889	$171,636	$170,084

(1) Carrying value excludes deferred financing costs and discounts.

Deposits on Real Estate

Deposits paid on real estate purchase contracts are recorded and classified as deposits on real estate on the Company’s Consolidated Balance Sheets until the related real estate purchase is completed. Deposits are reclassified as a component of real estate at the time the deposit is used to offset the acquisition price of the real estate based on the terms of the underlying agreement. To the extent a deposit is non-refundable and the real estate purchase is terminated, the deposit is expensed to other income (expense), net on the Consolidated Statements of Operations. No deposits were written off during the three and six months ended June 30, 2025 and 2024.

Deferred Charges

The Company’s deferred charges include financing and leasing costs and are recorded in other assets on the Company’s Consolidated Balance Sheets. Deferred financing costs include legal, structuring and other loan costs incurred by the Company for its financing agreements. Deferred financing costs related to the Company’s mortgage notes, as well as financing costs related to the Repurchase Facility, are recorded as an offset to the related liability and amortized over the term of the applicable financing instruments as interest expense. Deferred leasing costs incurred in connection with new leases, consisting primarily of brokerage and legal fees and are amortized over the term of the related lease.

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

The Adviser advanced the Company’s organization and offering costs (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through July 22, 2024. Commencing on July 22, 2024, the Company began reimbursing the Adviser for all such advanced costs ratably over a 60-month period.

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

Class E shares issued in the Initial Capitalization

The Class E shares issued in the Initial Capitalization, excluding shares issued in the JPM Initial Capitalization, are not eligible for repurchase pursuant to the Company's share repurchase plan. Such Class E shares will only be eligible for repurchase by the Company either (depending on the terms negotiated with the holder) (a) following the earlier to occur of (i) July 22, 2025 and (ii) the date that the Company's aggregate NAV is at least $1.5 billion, or (b) on or after January 1, 2030. Following the applicable holding period, holders of Class E shares (other than the Class E shares purchased by JPMIM as part of the Initial Capitalization, which are subject to special terms discussed below) may request that the Company repurchase their Class E shares on a monthly basis. The Company will repurchase Class E shares at a price per share equal to the most recently determined NAV per Class E share as of the repurchase date.

The aggregate amount of Class E shares issued in the Initial Capitalization, excluding shares issued in the JPM Initial Capitalization, that the Company is required to repurchase in any month will be limited to an amount equal to any remaining availability for share repurchases pursuant to the terms and conditions of the share repurchase plan, after the Company has fulfilled all repurchase requests submitted pursuant to the share repurchase plan. To the extent repurchase requests for Class E shares issued in the Initial Capitalization exceed the threshold set forth above, such shares will be repurchased on a pro rata basis based on each requesting stockholder’s respective percentage ownership in the Company immediately prior to such repurchase (not to exceed an aggregate number of shares equal to the amount available under the share repurchase plan’s 2% monthly and 5% quarterly caps). In addition, the Company will not repurchase any Class E shares during any period that the share repurchase plan has been suspended. See “JPMIM mandatory Class E repurchases” below for a discussion of the repurchase terms applicable to the Class E shares and Class E units issued in the JPM Initial Capitalization.

Although the Class E shares issued in the Initial Capitalization are not eligible for repurchase pursuant to the share repurchase plan, the Class E shares issued to employees or affiliates of J.P. Morgan in a private offering and Class E shares issued to the Company's independent directors in connection with their compensation are eligible for repurchase pursuant to the share repurchase plan in the same manner as publicly offered shares. In addition, Class E shares issued to certain accredited investors in a private offering of Class E shares will be eligible for repurchase pursuant to the share repurchase plan following the earlier of (i) July 22, 2025 and (ii) the date that the Company's aggregate NAV is at least $1.5 billion.

Class E and Class I shares issued in a private offering

The Class E and Class I shares issued in a private offering of Class E and Class I shares are not eligible for repurchase pursuant to the share repurchase plan until the earlier to occur of (i) July 22, 2025 and (ii) the date that the Company’s aggregate NAV is at least $1.5 billion. Following such period, holders of Class E and Class I shares purchased in such private offering may request that the Company repurchase their Class E and Class I shares on a monthly basis, provided that such holders request that the Company repurchase an equal dollar amount of Class E and Class I shares, unless the holder submits 100% of shares held for repurchase, and subject to the terms and limitations set forth in the share repurchase plan. The Company will repurchase Class E and Class I shares at a price per share equal to the most recently determined NAV per Class E and Class I share, respectively, as of the repurchase date.

Class E shares issued in a private offering

On or after January 1, 2030, holders of Class E shares acquired in a separate private offering of Class E shares may on a monthly basis request that the Company repurchase a portion of their Class E shares acquired in such offering pursuant to the share repurchase plan, subject to the terms and limitations set forth in the share repurchase plan.

JPMIM mandatory Class E repurchases

JPMIM has agreed to hold all the Class E shares and Class E units it purchased pursuant to the JPM Initial Capitalization until the earlier of (i) the first date that the Company’s NAV reaches $1.5 billion and (ii) July 22, 2025. Following such date, each month the Company will repurchase, without further action by JPMIM, a number of Class E shares or Class E units from JPMIM in an amount equal to the amount available under the share repurchase plan’s 2% monthly and 5% quarterly caps after satisfying repurchase requests from investors who purchase shares pursuant to the Offering and any other holders of shares that are otherwise subject to repurchase under the share repurchase plan, until such time as the JPM Initial Capitalization has been fully repurchased; provided, that the number of shares subject to each JPM Mandatory Repurchase may be reduced where other holders of Class E shares that were issued pursuant to the Initial Capitalization and are not subject to repurchase under the share repurchase plan request repurchase of their shares, in which case the Class E shares held by JPMIM and such other investors will be repurchased on a pro rata basis based on their respective percentage ownership in the Company immediately prior to such repurchase (not to exceed an aggregate number of shares equal to the amount available under the share repurchase plan’s 2% monthly and 5% quarterly caps). Notwithstanding the foregoing, the Company will not effect any JPM Mandatory Repurchase during any month in which the full amount of all shares requested to be repurchased by stockholders other than JPMIM under the share repurchase plan is not repurchased or when the share repurchase plan has been suspended (see Note 18).

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

Earnings Per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares of common stock and common stock equivalents outstanding (unless their effect is anti-dilutive) for the period. Unvested Class E shares awarded to the Company's independent directors are included in the calculation of diluted earnings per share for the three and six months ended June 30, 2025. Unvested Class E shares awarded to the Company's independent directors are excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2024 as the inclusion of such potential common shares in the calculation would be anti-dilutive. There were no other potentially dilutive, unissued common shares for the three and six months ended June 30, 2025 and 2024.

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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the “OBBBA”). The OBBBA permanently extended certain provisions that were enacted in the Tax Cuts and Jobs Act of 2017. Such extensions included the permanent extension of the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers. The OBBBA also increased the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries (“TRSs”) (the permissible value of TRS securities that a REIT may hold) from 20% to 25% of the value of the REIT’s total assets for taxable years beginning after December 31, 2025. The Company is currently evaluating this legislation to determine its potential impact on the Company’s consolidated financial statements and related disclosures.

4. Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	June 30, 2025	December 31, 2024
Building and building improvements	$599,869	$268,327
Land and land improvements	247,963	106,654
Furniture, fixtures and equipment	7,010	3,881
Total	854,842	378,862
Accumulated depreciation	(20,950)	(13,792)
Investments in real estate, net	$833,892	$365,070

Acquisitions

On April 10, 2025, the Company acquired a 95% interest in a joint venture with a private real estate investment and development firm, to recapitalize a portfolio of infill, highly functional industrial service facility sites (the “Norfolk Industrial Portfolio”). The portfolio includes seven assets, with six located in the Norfolk, Virginia Metropolitan Statistical Area and one in Rockledge, Florida. The total size of the portfolio is 581,000 square feet and it is 100% leased to 16 tenants. The total purchase price was $71.2 million, excluding closing costs.

On May 5, 2025, the Company acquired eight Class-B, shallow-bay warehouses strategically located in infill areas across Dallas, Texas. The total purchase price was $53.0 million, excluding closing costs.

On May 22, 2025, the Company acquired a 100-unit multifamily property in South Easton, Massachusetts for $33.0 million, excluding closing costs (the “Elmstead Acquisition”).

On June 10, 2025, the Company acquired a 300-unit garden style multifamily property in the Jacksonville, Florida for $49.0 million, excluding closing costs.

On June 17, 2025, the Company acquired a 16-property industrial outdoor storage portfolio for $95.3 million, excluding closing costs. This transaction was executed as part of a sale-leaseback agreement with a leading North American transportation provider.

On June 18, 2025, the Company acquired a Class-A, 312-unit garden style multifamily property in the Chicago suburb of Oswego, Illinois for $84.0 million, excluding closing costs.

On June 23, 2025, the Company acquired a stabilized 256-unit workforce housing community in the Mesa submarket of Phoenix, Arizona for $52.0 million, excluding closing costs.

The following table provides details of the properties acquired during the six months ended June 30, 2025 ($ and square feet in thousands):

Property Type	Purchase Price(1)	Number of Transactions	Number of Properties	Sq. Ft./Units
Industrial properties	$222,197	3	31	1,298 sq. ft.
Multifamily	286,877	6	6	1,320 units
Total	$509,074	9	37

(1) Purchase price is inclusive of acquisition-related costs.

The following table details the purchase price allocation for the properties acquired during the six months ended June 30, 2025 ($ in thousands):

For the Six Months Ended June 30,
2025
Building and building improvements	$330,881
Land and land improvements	141,227
Furniture, fixtures, and equipment	3,031
In-place lease and above market intangibles	28,270
Below market intangibles	(4,211)
Lease inducement asset	11,279
Deferred rental income	(1,403)
Total purchase price	509,074
Assumed mortgage note, net	(35,313)
Net working capital assumed	(3,456)
Deposit applied	(4,033)
Contributions from non-controlling interests	(6,772)
Net purchase price	$459,500

5. Investments in Real Estate Debt

The following table details the Company’s investments in real estate debt ($ in thousands):

					June 30, 2025			December 31, 2024
Real Estate Debt	Number of Positions	Credit Rating	Weighted-Average Coupon	Weighted-Average Maturity Date	Face Value	Cost Basis	Fair Value	Face Value	Cost Basis	Fair Value
Mezzanine Loan	1	Not Rated	SOFR(1) + 5.22%	September 9, 2025	$16,825	$16,825	$16,825	$16,825	$16,825	$16,825
Commercial mortgage loans	2	Not Rated	SOFR(1) + 2.67%	January 27, 2027	118,100	118,100	118,140	62,400	62,400	62,485
Total investments in real estate debt	3				$134,925	$134,925	$134,965	$79,225	$79,225	$79,310

(1) SOFR was 4.32% and 4.33% on June 30, 2025 and December 31, 2024, respectively.

On June 24, 2025, the Company originated a $55.7 million commercial mortgage loan to finance the acquisition of Cortland at Armour Yards (the “Cortland CML”), a 372-unit mid-rise apartment community located in Atlanta, Georgia. The mortgage loan has an initial term of two years and three, one-year extension options. The Cortland CML was financed using proceeds from the Repurchase Facility (see Note 8).

The following table details the amounts recognized for the Company's investments in real estate debt ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$2,126	$448	$3,606	$897
Unrealized loss	(42)	—	(44)	—
Other expense, net	—	(3)	—	(6)
Total	$2,084	$445	$3,562	$891

6. Investments in Real Estate-Related and Other Securities

The following table details the Company’s investments in real estate-related and other securities ($ in thousands):

			June 30, 2025			December 31, 2024
Real Estate-Related and Other Securities	Weighted-Average Coupon	Weighted-Average Maturity Date	Face Amount	Cost Basis	Fair Value	Face Amount	Cost Basis	Fair Value
CMBS	4.4%	April 22, 2035	$40,000	$38,280	$38,858	$5,800	$5,797	$5,829
U.S. Treasury(1)	N/A	April 17, 2025	—	—	—	595	582	588
Total real estate-related and other securities			$40,000	$38,280	$38,858	$6,395	$6,379	$6,417

(1) Includes $0.5 million of securities pledged as collateral related to the treasury note futures contracts as of December 31, 2024.

The following table details the amounts recognized for the Company's investments in real estate-related and other securities ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$885	$5	$1,437	$11
Unrealized (loss) gain	(168)	—	361	—
Realized gain	336	—	336	—
Total income from investments in real estate-related and other securities	$1,053	$5	$2,134	$11

7. Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	June 30, 2025	December 31, 2024
Intangible assets:
In-place lease intangibles	$49,182	$20,964
Above-market lease intangibles	2,381	2,329
Total intangible assets	51,563	23,293
Accumulated amortization:
In-place lease amortization	(7,049)	(2,526)
Above-market lease amortization	(650)	(460)
Total accumulated amortization	(7,699)	(2,986)
Intangible assets, net	$43,864	$20,307
Intangible liabilities:
Below-market lease intangibles	$(7,370)	$(3,159)
Accumulated amortization:
Below-market lease amortization	1,369	362
Intangible liabilities, net	$(6,001)	$(2,797)

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of June 30, 2025 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Below-market Lease Intangibles
2025 (remaining)	$8,099	$183	$(1,173)
2026	6,520	366	(1,293)
2027	5,093	356	(859)
2028	4,397	349	(702)
2029	3,848	313	(360)
Thereafter	14,176	164	(1,614)
Total	$42,133	$1,731	$(6,001)

The in-place lease intangible amortization is recorded in depreciation and amortization while the above-market and below-market intangible amortization is recorded in rental revenue on the Company's Consolidated Statements of Operations.

The weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles and below-market lease intangibles for the properties acquired during the six months ended June 30, 2025 were 7.8 years, 3.0 years and 3.0 years, respectively.

8. Mortgage Notes and Repurchase Facility

Mortgage notes

The following is a summary of the mortgage notes secured by the Company’s properties ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	June 30, 2025	December 31, 2024
Fixed rate
Caroline West Gray	5.44%	December 1, 2029	$45,911	$45,911
Caroline Post Oak	5.44%	December 1, 2029	40,528	40,528
Coda on Centre	4.28%	May 1, 2029	28,130	28,397
The Elmstead(1)	4.30%	April 1, 2031	21,245	—
Bass Lofts	3.95%	September 7, 2027	15,089	—
Total fixed rate			150,903	114,836
Variable rate
6200 Bristol(2)	SOFR + 2.05%	April 1, 2029	10,000	10,000
Norfolk Industrial Portfolio(3)	SOFR + 1.75%	June 19, 2030	43,700	—
Total variable rate			53,700	10,000
Total loans secured by real estate			204,603	124,836
Deferred financing costs, net			(2,396)	(1,142)
Mortgage discount, net			(1,604)	(603)
Mortgage notes, net			$200,603	$123,091

(1) This loan is comprised of a senior and a mezzanine loan. The interest rate and maturity date presented are the weighted average.

(2) The Company entered into a non-hedge interest rate swap on April 2, 2024, which fixed the rate at 6.26%.

(3) The Company entered into a non-hedge interest rate swap on June 20, 2025, which fixed the rate at 5.41%.

On June 20, 2025, the Company entered into a $43.7 million mortgage secured by the Norfolk Industrial Portfolio properties, which bears an interest rate of SOFR plus 1.75% and matures on June 19, 2030. The Company entered into a non-hedge interest rate swap on June 20, 2025, which fixed the rate at 5.41%.

On May 22, 2025, in connection with the Elmstead Acquisition, the Company assumed $21.2 million of mortgage loans, which bear a weighted average fixed interest of 4.30% and is amortized on a 30-year schedule with a maturity date of April 1, 2031.

The following table details the future principal payments due under the Company’s mortgage notes as of June 30, 2025 ($ in thousands):

Year	Mortgage Notes
2025 (remainder)	$457
2026	1,176
2027	15,458
2028	2,188
2029	125,273
Thereafter	60,051
Total future principal payments	$204,603

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

Borrowings from the Repurchase Facility were used to originate the commercial mortgage loans. On June 24, 2025, the Company financed the Cortland CML using proceeds from the Repurchase Facility (see Note 5).

The Company’s borrowings from the Repurchase Facility as of June 30, 2025 and December 31, 2024 are detailed in the following table ($ in thousands):

				Borrowings Outstanding
	Maximum Facility Size	Weighted-Average Interest Rate	Maturity Date	June 30, 2025	December 31, 2024
Repurchase Facility	$150,000	SOFR(1) + 1.66%	August 22, 2027	$88,575	$46,800
Less: Unamortized deferred financing costs				(423)	(417)
	$150,000			$88,152	$46,383

(1) SOFR was 4.32% and 4.33% on June 30, 2025 and December 31, 2024, respectively.

The Company is subject to various financial and operational covenants under certain of its mortgage notes and the Repurchase Facility. These covenants require the Company to maintain certain financial ratios, which may include leverage, debt yield, and debt service coverage, among others. As of June 30, 2025, the Company was in compliance with all of its loan covenants that could result in a default under such agreements.

9. Related Party Transactions

The Company and the Operating Partnership entered into an advisory agreement with the Adviser on May 31, 2022, which was last amended on May 8, 2025 (the "Advisory Agreement"). Pursuant to the Advisory Agreement, the Adviser is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of directors.

The Adviser and certain of its Affiliates receive fees and compensation in connection with the ongoing management of the assets of the Company. The Adviser is paid a management fee equal to 1.00% of NAV per annum for Class D, Class I, Class S and Class T shares and 0.75% of NAV per annum for Class X and Class Y shares, payable monthly. The management fee is paid, at the Adviser’s election, in cash, Class E shares, or Class E units. The Class E shares are not subject to the management fee. The Adviser waived its management fee through December 31, 2022. For the three and six months ended June 30, 2025, the Company incurred management fees of $0.5 million and $0.8 million, respectively. For the three and six months ended June 30, 2024, the Company incurred management fees of $0.2 million and $0.4 million, respectively. Management fees are recorded as a component of general and administrative expenses on the Company's Consolidated Statements of Operations.

The Company, as general partner, and the Special Limited Partner entered into the Limited Partnership Agreement of the Operating Partnership on June 3, 2022, which was amended and restated on September 20, 2022, and November 13, 2023.

The Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership equal to (i) 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined in the Operating Partnership limited partnership agreement) with respect to Class D, I, S, and T units of the Operating Partnership and (ii) 10.0% of the annual Class X and Y Total Return, subject to a 7% Class X and Y Hurdle Amount and a Class X and Y High-Water Mark, with a 50% Class X and Y Catch-Up (each term as defined in the Operating Partnership limited partnership agreement) with respect to Class X units of the Operating Partnership and Class Y units of the Operating Partnership, respectively. Such allocation is measured on a calendar year basis, made quarterly and accrued monthly. The performance participation interest is not paid on the Class E shares and Class E Operating Partnership units. For the three and six months ended June 30, 2025, the Company did not incur any performance participation allocation. For the three and six months ended June 30, 2024, the Company incurred $0.4 million and $0.4 million relating to the performance participation allocation, respectively. The performance participation allocation is recorded as a component of general and administrative expenses on the Company's Consolidated Statements of Operations.

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

The Dealer Manager also receives a stockholder servicing fee of 0.25%, 0.85% and 0.85% per annum of the aggregate NAV of the Company’s outstanding Class D shares, Class S shares and Class T shares, respectively. The Company will cease paying the stockholder servicing fee with respect to any Class D share, Class S share and Class T share sold in the primary offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such share would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such share (including the gross proceeds of any shares issued under the distribution reinvestment plan with respect thereto). At the end of such month, such Class D share, Class S share or Class T share (and any shares issued under the distribution reinvestment plan with respect thereto) will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV of such share. The Company will accrue the cost of the lifetime stockholder servicing fee as an offering cost at the time each Class D, Class S and Class T share is sold during the primary offering. The Company’s obligations to pay stockholder servicing fees with respect to the Class D, Class S and Class T shares distributed in the Offering will survive until such shares are no longer outstanding (including because such shares converted into Class I shares). As of June 30, 2025, the Company had accrued stockholder servicing fees of $4.1 million. Stockholder servicing fees are recorded as a component of due to affiliates on the Company’s Consolidated Balance Sheets.

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

As of December 31, 2024, the Company had sold 9.0 million Class E Operating Partnership units and 0.5 million Class E shares to the Adviser for an aggregate purchase price of $94.2 million and $5.8 million, respectively (see Note 13). During the three and six months ended June 30, 2025, the Company did not sell any Class E Operating Partnership units or Class E shares to the Adviser (see Note 2). Class E units and Class E shares sold to the Adviser as part of the Initial Capitalization are recorded as Mandatorily Redeemable Instruments on the Company’s Consolidated Balance Sheets (see Note 13). The distribution payable for Mandatorily Redeemable Instruments was $0.4 million as of June 30, 2025.

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

In May 2023, the Company began to invest in a money market fund managed by an affiliate of the Adviser. As of June 30, 2025, included in cash and cash equivalents, is $58.7 million invested in the money market fund.

The Adviser elected to receive the $0.8 million accrued profit participation outstanding at December 31, 2024 in Class E Operating Partnership units during the six months ended June 30, 2025 (see Note 12).

Due to Affiliates

The following table details the components of due to affiliates ($ in thousands):

	June 30, 2025	December 31, 2024
Operating expenses	$12,924	$10,970
Organization and offering costs	6,117	6,868
Stockholder servicing fees	4,078	1,607
Management fee	592	218
Accrued performance participation allocation	—	811
Total	$23,711	$20,474

Organization and offering costs

Pursuant to the Advisory Agreement, the Adviser advanced amounts totaling $7.5 million of organization and offering costs (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through July 22, 2024. Commencing on July 22, 2024, the Company began reimbursing the Adviser for all such advanced costs ratably over a 60-month period. During the three and six months ended June 30, 2025, the Company reimbursed $0.4 million and $0.8 million to the Adviser, respectively.

The outstanding organization and offering expenses due to the Adviser were $6.1 million and $6.9 million as of June 30, 2025 and December 31, 2024, respectively.

Operating expenses

The Adviser has advanced $12.9 million and $11.0 million of operating expenses on the Company’s behalf as of June 30, 2025 and December 31, 2024, respectively. Pursuant to the Advisory Agreement, the Company will reimburse the Adviser for all advanced operating expenses ratably over the 60 months starting the earlier of (i) the first date that the Company’s NAV reaches $1 billion and (ii) December 31, 2026.

10. Other Assets and Liabilities

The following table summarizes the components of other assets ($ in thousands):

	June 30, 2025	December 31, 2024
Lease inducement asset	$11,250	$—
Straight-line rent receivable	1,632	976
Pre-acquisition costs	1,608	5
Prepaid expenses	1,396	896
Tenant receivables	813	1,131
Interest receivable	558	467
Other	14	25
Total	$17,271	$3,500

The following table summarizes the components of accounts payable, accrued expenses and other liabilities ($ in thousands):

	June 30, 2025	December 31, 2024
Accrued expenses	$4,573	$2,482
Distributions payable(1)	2,913	1,537
Tenant security deposits	1,887	638
Real estate taxes payable	1,757	206
Deferred rental income	1,399	—
Other	676	203
Accounts payable	237	291
Total	$13,442	$5,357

(1) Included in distributions payable is $0.4 million and $0.4 million as of June 30, 2025 and December 31, 2024, respectively, relating to distributions declared on Class E units and Class E shares held by the Adviser.

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

The following table details the components of operating lease income from the Company's retail and industrial properties ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Fixed lease payments	$4,029	$1,557	$6,462	$2,668

The following table presents the future minimum rents the Company expects to receive from its retail and industrial properties as of June 30, 2025 ($ in thousands):

Year	Amount
2025 (remainder)	$10,599
2026	21,104
2027	20,050
2028	19,531
2029	19,398
Thereafter	120,931
Total	$211,613

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

As of June 30, 2025, in accordance with the Charter, the Company had authority to issue 5.5 billion shares, consisting of the following (shares in thousands):

Classification	Number of Shares	Par Value
Class D Shares	600,000	$0.01
Class I Shares	1,500,000	0.01
Class S Shares	1,000,000	0.01
Class T Shares	600,000	0.01
Class E Shares	600,000	0.01
Class X Shares	500,000	0.01
Class Y Shares	600,000	0.01
Preferred Stock	100,000	0.01
Total	5,500,000

Common Stock

The following tables detail the movement in the Company’s outstanding shares of common stock (in thousands). There were no outstanding Class S, Class T or Class X shares as of June 30, 2025:

	For the Three Months Ended June 30, 2025
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y	Total
Beginning balance, March 31, 2025:	1,050	11,695	—	—	42,734	—	3,557	59,036
Common stock issued(1)	88	1,195	—	—	7,038	—	1,918	10,239
Common stock repurchased	—	(107)	—	—	—	—	(2)	(109)
Ending balance, June 30, 2025	1,138	12,783	—	—	49,772	—	5,471	69,164

	For the Six Months Ended June 30, 2025
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y	Total
Beginning balance, December 31, 2024:	993	10,146	56	—	18,566	—	2,131	31,892
Common stock issued(1)	148	2,857	—	—	31,209	—	3,342	37,556
Common stock repurchased	(3)	(220)	(56)	—	(3)	—	(2)	(284)
Ending balance, June 30, 2025	1,138	12,783	—	—	49,772	—	5,471	69,164

(1) Common stock issued includes conversions between share classes.

There was no outstanding preferred stock as of June 30, 2025 and December 31, 2024, respectively.

Share repurchases

The Company repurchased shares of its common stock for $1.1 million and $3.0 million during the three and six months ended June 30, 2025, respectively. The Company had no unfulfilled repurchase requests during the three and six months ended June 30, 2025. See Note 3 “— Share Repurchase Plan” for a discussion of the share repurchase plan.

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

The following tables detail the distributions declared for shares of each applicable class of common stock:

	For the Three Months Ended June 30, 2025
	Class D	Class I	Class S(2)	Class T	Class E	Class X	Class Y
Gross distributions declared per share of common stock	$0.1125	$0.1125	$—	$—	$0.1125	$—	$0.1125
Stockholder servicing fee per share of common stock(1)	—	—	—	—	—	—	(0.0231)
Net distributions declared per share of common stock	$0.1125	$0.1125	$—	$—	$0.1125	$—	$0.0894

	For the Six Months Ended June 30, 2025
	Class D	Class I	Class S(2)	Class T	Class E	Class X	Class Y
Gross distributions declared per share of common stock	$0.2250	$0.2250	$0.0375	$—	$0.2250	$—	$0.2250
Stockholder servicing fee per share of common stock(1)	—	—	(0.0078)	—	—	—	(0.0460)
Net distributions declared per share of common stock	$0.2250	$0.2250	$0.0297	$—	$0.2250	$—	$0.1790

(1) Stockholder servicing fees only apply to Class D, Class S, Class T and Class Y shares. For purposes of NAV, the Company recognizes the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, the Company accrues the lifetime cost of the stockholder servicing fee as an offering cost at the time Class D, Class S, Class T and Class Y shares are sold. The stockholder servicing fee on Class D shares was waived as of June 30, 2025, and the NAV attributable to current holders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity. The Company accrued stockholder servicing fees of $4.1 million and $1.6 million as of June 30, 2025 and December 31, 2024, respectively.

(2) All Class S shares were repurchased prior to the February 28, 2025 record date for distribution.

Redeemable Non-Controlling Interest

In connection with its performance participation interest, the Special Limited Partner holds Class E units. See Note 9 for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class E units for cash, at its election, the Company has classified these Class E units as redeemable non-controlling interest in mezzanine equity on the Company’s Consolidated Balance Sheets. The redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and distributions, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period which is $0.8 million as of June 30, 2025.

13. Mandatorily Redeemable Instruments

As of December 31, 2024, the Company had sold 9.0 million Class E Operating Partnership units and 0.5 million Class E shares to the Adviser for an aggregate purchase price of $94.2 million and $5.8 million, respectively. During the three and six months ended June 30, 2025, the Company did not sell any Class E Operating Partnership units or Class E shares to the Adviser that are subject to mandatory repurchase requirements (see Note 3).

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

The Class E units and Class E shares held by JPMIM and purchased pursuant to the Initial Capitalization are mandatorily redeemable, and only subject to delays to the continuous obligation to ultimately redeem the instruments once sufficient availability exists under share repurchase agreements. Therefore, the Mandatorily Redeemable Instruments held by JPMIM are classified as a liability pursuant to Topic 480 — Distinguishing Liabilities from Equity and are presented as Mandatorily Redeemable Instruments at the initial funding amount received, which is equivalent to fair value at the issuance dates. Subsequently, the Mandatorily Redeemable Instruments are carried at their cash redemption value as if the Class E units or Class E shares were repurchased or redeemable at the reporting date, which equals NAV per Class E unit or Class E share. The change in carrying value (changes in NAV per Class E unit or Class E share) is classified as mandatorily redeemable instruments interest costs along with any cash distributions declared in the Consolidated Statements of Operations. During the three and six months ended June 30, 2025, the Company recorded $1.6 million and $2.7 million of mandatorily redeemable instruments interest costs in the Consolidated Statements of Operations, which consisted of redemption value adjustments of $0.5 million and $0.6 million and distribution expenses of $1.1 million and $2.1 million, respectively.

The following table details the Mandatorily Redeemable Instruments activity for the six months ended June 30, 2025 ($ in thousands):

Amount
Balance at the beginning of the year	$105,325
Distributions declared	2,149
Reclassification to distributions payable/paid	(2,149)
Redemption value adjustment	588
Ending balance	$105,913

The following table details the future payments due under the Mandatorily Redeemable Instruments as of June 30, 2025 ($ in thousands):

Year	Total(1)
2025 (remainder)	$105,913
2026	—
2027	—
2028	—
2029	—
Thereafter	—
Total future payments	$105,913

(1) Redemptions of Mandatorily Redeemable Instruments are subject to the share repurchase plan’s 2% monthly and 5% quarterly caps after satisfying repurchase requests from investors in the Offering.

Redemption features

See Note 3 “—JPMIM mandatory Class E repurchases” for a discussion of the redemption features associated with Class E shares and Class E units held by JPMIM.

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Code. The Mandatorily Redeemable Instruments receive the same gross distribution per share as the Class E common stock. For the three and six months ended June 30, 2025, distributions declared on the Mandatorily Redeemable Instruments totaled $1.1 million and $2.1 million, respectively. When a distribution is declared, the Company records a distribution expense as a component of mandatorily redeemable instruments interest cost in the Consolidated Statements of Operations. A distribution payable is also recorded within accounts payable, accrued expenses and other liabilities on the Company's Consolidated Balance Sheets until the distribution is paid. The distribution payable for Mandatorily Redeemable Instruments was $0.4 million and $0.4 million as of June 30, 2025 and December 31, 2024, respectively.

14. Earnings Per Share

The Company's net income (loss) and weighted-average number of shares outstanding for the three and six months ended June 30, 2025 and 2024 consists of the following ($ and shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) attributable to JPMREIT stockholders	$32	$(3,633)	$1,712	$(5,205)
Weighted-average shares of common stock outstanding, basic	65,443	16,811	58,122	15,332
Weighted-average shares of common stock outstanding, diluted	65,449	16,811	58,127	15,332

The calculation of basic and diluted net income (loss) per share amounts for the three and six months ended June 30, 2025 and 2024 consists of the following ($ and shares in thousands except per-share numbers):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic Net Income (Loss) per Share Attributable to JPMREIT Stockholders
Numerator:
Net income (loss) attributable to JPMREIT stockholders	$32	$(3,633)	$1,712	$(5,205)
Denominator:
Weighted-average shares of common stock outstanding	65,443	16,811	58,122	15,332
Basic net income (loss) per share of common stock	$0.00	$(0.22)	$0.03	$(0.34)
Diluted Net Income (Loss) per Share Attributable to JPMREIT Stockholders
Numerator:
Net income (loss) attributable to JPMREIT stockholders	$32	$(3,633)	$1,712	$(5,205)
Denominator:
Weighted-average shares of common stock outstanding	65,449	16,811	58,127	15,332
Diluted net income (loss) per share of common stock	$0.00	$(0.22)	$0.03	$(0.34)

For the three and six months ended June 30, 2025, unvested Class E common shares awarded to the Company's independent directors are included in the calculation of diluted earnings per share while they are excluded for the three and six months ended June 30, 2024 as the inclusion of such potential common shares in the calculations would be anti-dilutive for the periods. There were no other potentially dilutive, unvested common shares for the three and six months ended June 30, 2025 and 2024.

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

The following table details the total assets by segment ($ in thousands):

Segment	June 30, 2025	December 31, 2024
Multifamily	$460,523	$174,928
Industrial	345,763	120,741
Single-family rental	44,555	45,005
Retail	49,380	51,081
Investments in real estate debt, real estate-related and other securities	174,548	91,859
Other (corporate)	65,853	120,382
Total assets	$1,140,622	$603,996

The following table details the financial results by segment for the three months ended June 30, 2025 ($ in thousands):

	Multifamily	Industrial	Single-family rental	Retail	Investments in real estate debt, real estate-related and other securities	Total
Revenues
Rental revenue	$6,350	$4,487	$726	$1,673	$—	$13,236
Total revenues	6,350	4,487	726	1,673	—	13,236
Expenses
Rental property operating	2,684	656	474	622	—	4,436
Total expenses	2,684	656	474	622	—	4,436
Income from investment in real estate debt	—	—	—	—	2,084	2,084
Income from investments in real estate-related and other securities	—	—	—	—	1,053	1,053
Segment net operating income	$3,666	$3,831	$252	$1,051	$3,137	$11,937
Depreciation and amortization	$(3,127)	$(3,354)	$(384)	$(1,267)	$—	$(8,132)
General and administrative						(1,551)
Mandatorily redeemable instruments interest costs						(1,552)
Interest expense						(2,992)
Other income, net						2,230
Net loss						$(60)
Net loss attributable to non-controlling interests in consolidated joint ventures						(92)
Net income attributable to JPMREIT stockholders						$32

The following table details the financial results by segment for the three months ended June 30, 2024 ($ in thousands):

	Multifamily	Industrial	Single-family rental	Retail	Investments in real estate debt, real estate-related and other securities	Total
Revenues
Rental revenue	$3,696	$1,417	$63	$697	$—	$5,873
Total revenues	3,696	1,417	63	697	—	5,873
Expenses
Rental property operating	1,276	247	358	254	5	2,140
Total expenses	1,276	247	358	254	5	2,140
Income from investments in real estate debt	—	—	—	—	445	445
Income from investment in real estate-related and other securities	—	—	—	—	5	5
Segment net operating income (loss)	$2,420	$1,170	$(295)	$443	$445	$4,183
Depreciation and amortization	$(1,110)	$(699)	$(263)	$(263)	$(5)	$(2,340)
General and administrative						(1,262)
Mandatorily redeemable instruments interest costs						(2,729)
Interest expense						(1,768)
Other income, net						282
Net loss						$(3,634)
Net loss attributable to non-controlling interests in consolidated joint ventures						(1)
Net loss attributable to JPMREIT stockholders						$(3,633)

The following table details the financial results by segment for the six months ended June 30, 2025 ($ in thousands):

	Multifamily	Industrial	Single-family rental	Retail	Investments in real estate debt, real estate-related and other securities	Total
Revenues
Rental revenue	$10,544	$6,450	$1,329	$3,182	$—	$21,505
Total revenues	10,544	6,450	1,329	3,182	—	21,505
Expenses
Rental property operating	4,269	956	958	1,286	—	7,469
Total expenses	4,269	956	958	1,286	—	7,469
Income from investments in real estate debt	—	—	—	—	3,562	3,562
Income from investments in real estate-related and other securities	—	—	—	—	2,134	2,134
Segment net operating income	$6,275	$5,494	$371	$1,896	$5,696	$19,732
Depreciation and amortization	$(4,762)	$(4,303)	$(769)	$(1,856)	$—	$(11,690)
General and administrative						(3,198)
Mandatorily redeemable instruments interest costs						(2,738)
Interest expense						(5,480)
Other income, net						4,973
Net income						$1,599
Net loss attributable to non-controlling interests in consolidated joint ventures						(113)
Net income attributable to JPMREIT stockholders						$1,712

The following table details the financial results by segment for the six months ended June 30, 2024 ($ in thousands):

	Multifamily	Industrial	Single-family rental	Retail	Investments in real estate debt, real estate-related and other securities	Total
Revenues
Rental revenue	$7,336	$2,851	$66	$697	$—	$10,950
Total revenues	7,336	2,851	66	697	—	10,950
Expenses
Rental property operating	2,582	482	608	254	6	3,932
Total expenses	2,582	482	608	254	6	3,932
Income from investments in real estate debt	—	—	—	—	891	891
Income from investment in real estate-related and other securities	—	—	—	—	11	11
Segment net operating income (loss)	$4,754	$2,369	$(542)	$443	$896	$7,920
Depreciation and amortization	$(2,212)	$(1,398)	$(416)	$(263)	$—	$(4,298)
General and administrative						(2,239)
Mandatorily redeemable instruments interest costs						(3,568)
Interest expense						(3,358)
Other income, net						321
Net loss						$(5,222)
Net loss attributable to non-controlling interests in consolidated joint ventures						(17)
Net loss attributable to JPMREIT stockholders						$(5,205)

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

The following table details the Company’s outstanding interest rate swaps that were non-designated hedges of interest rate risk (notional amount in thousands):

	June 30, 2025
Interest rate swap	Number of Instruments	Notional Amount	Weighted-Average Strike Rate	Index	Weighted-Average Maturity (Years)	Weighted-Average Commencement Date	Weighted-Average Maturity Date
Interest rate swaps – mortgage notes	2	$53,700	3.76%	SOFR	3.1	March 29, 2025	July 18, 2028

The following table details the fair value of the Company's derivative financial instruments ($ in thousands):

	Fair Value of Derivatives(1)
	June 30, 2025	December 31, 2024
5-year Treasury note futures	$—	$(16)
2-year Treasury note futures	—	(1)
Interest rate swaps	(323)	(118)

(1) The derivative liability balances as of June 30, 2025 and December 31, 2024 are included in accounts payable, accrued expenses and other liabilities.

For the three and six months ended June 30, 2025, the Company recorded an unrealized loss related to changes in the fair value of its derivative financial instruments of $0.2 million and $0.1 million, respectively. Changes in fair value of the Company's derivative financial instruments are recorded within other income, net on the Consolidated Statements of Operations.

17. Commitments and Contingencies

Litigation

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2025, the Company was not involved in any material legal proceedings.

18. Subsequent Events

The Company evaluated subsequent events through the issuance date of the financial statements, and determined that except as otherwise disclosed herein there were no additional material subsequent events requiring disclosure.

Transactions

On July 10, 2025, the Company acquired a 76,028 square foot warehouse located in Hempstead, New York. The total purchase price was $18.6 million, excluding closing costs. In connection with the acquisition, the Company assumed a $6.6 million mortgage loan, which bears interest at 4.35% and is interest only through its maturity date of July 2028.

On July 21, 2025, the Company acquired a 257,200 square foot industrial asset located in Jacksonville, Florida. The total purchase price was $20.8 million, excluding closing costs.

Capital Raising and Financing

On July 8, 2025, the Company filed a Registration Statement on Form S-11 for a second public offering of up to $4.8 billion in shares of common stock, consisting of up to $3.8 billion in shares of common stock in the primary offering and up to $1.0 billion in shares of common stock pursuant to the distribution reinvestment plan, which is not yet effective.

As part of the Offering, subsequent to June 30, 2025 through August 11, 2025, the Company sold 20,286 Class D and 398,193 Class I shares of common stock for net proceeds of $0.2 million and $4.2 million, which includes distributions reinvested in accordance with the distribution reinvestment plan.

As part of the private offerings, subsequent to June 30, 2025 through August 11, 2025, the Company issued 114,567 Class I, 2,691,995 Class E and 1,246,096 Class Y shares of common stock for net proceeds of $1.2 million, $29.8 million and $13.7 million, respectively, which includes distributions reinvested in accordance with the distribution reinvestment plan.

JPMIM Subscription Agreement Amendment

On July 14, 2025, the Company entered into a Second Amendment to Subscription Agreement (the “Amendment”) by and among the Company, the Operating Partnership and the Adviser to amend the repurchase terms for shares of the Company and units of the Operating Partnership purchased by the Adviser. Pursuant to the Amendment, following the end of each month after the earlier of (i) the first date that the Company’s net asset value reaches $1.5 billion and (ii) July 22, 2025, the Company and/or the Operating Partnership will automatically, and without any further action by the Company, the Adviser or any affiliate thereof, repurchase or redeem, as applicable, from the Adviser a number of securities in an amount equal to 80% of the net monthly Offerings proceeds of the Company, but not to exceed 80% of any remaining availability of repurchases under the Company’s share repurchase plan, after fulfilling any third-party stockholder repurchase requests with respect to such month pursuant thereto. On July 31, 2025, in accordance with the Amendment, the Company repurchased 535,842 Class E shares and 5,388 Class E units from the Adviser totaling $6.0 million.

Credit Facility

On July 15, 2025, the Operating Partnership, as a borrower and certain subsidiaries of the Operating Partnership party thereto from time to time, as designated borrowers, entered into a credit agreement (the “Credit Agreement”) with Truist Bank (“Truist”), as the administrative agent and a letter of credit issuer, and each lender party thereto from time to time (the “Lenders”). The Credit Agreement provides for unsecured revolving credit commitments in an aggregate amount of up to $325.0 million for revolving loans and letter of credit issuances, with an accordion feature pursuant to which the borrowers may request to increase the revolving commitments and create new term loan tranches in an additional aggregate amount of up to $675.0 million, subject to the satisfaction of certain conditions (the “Credit Facility”). The proceeds of the Credit Facility will be used for general business purposes, including, but not limited to, debt refinancing, property acquisitions, new construction, renovations, capital expenditures, expansions, tenant improvement, leasing commissions, refinancing of existing lines, financing acquisition of permitted investments, dividends, redemptions and closing costs and equity investments primarily associated with commercial real estate property acquisitions or refinancings. The Credit Facility is guaranteed by the Company and certain subsidiaries of the Operating Partnership.

At the Operating Partnership’s election, revolving loans advanced under the Credit Agreement shall bear interest at a rate per annum equal to (a) a forward-looking term rate based on the secured overnight financing rate for the applicable interest period (“Term SOFR”), as selected by the Operating Partnership, plus an applicable margin ranging between 1.30% and 1.80% per annum (“Term SOFR Margin”), or (b) the highest of (i) the federal funds rate plus 0.50%, (ii) Truist’s prime rate, (iii) Term SOFR for a one month tenor in effect on such day plus 1.00%, and (iv) 1.00% (“Base Rate”), plus an applicable margin ranging between 0.30% and 0.80% per annum (“Base Rate Margin”). Letters of credit issued under the Credit Facility will accrue a letter of credit fee equal to the applicable Term SOFR Margin times the daily amount available to be drawn under such letter of credit.

Revolving loans and letters of credit under the Credit Facility will mature on July 15, 2028, subject to any earlier termination in accordance with the terms of the Credit Agreement and to certain extension options detailed therein.

Pursuant to the Credit Agreement, the Company has made certain representations and warranties and must comply with various covenants and reporting requirements customary for facilities of this type. The Credit Agreement contains events of default customary for financings of this type. Upon the occurrence of certain events of default, Truist, as administrative agent, may, and at the instruction of the Lenders will, among other remedies, suspend the commitments of the Lenders and any obligation of the letter of credit issuers to make letter of credit extensions, terminate the commitments of the Lenders and any obligation of the letter of credit issuer to make letter of credit extensions, demand that existing letters of credit be cash collateralized, and declare the outstanding loans and other obligations under the Credit Facility immediately due and payable.

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

On July 8, 2025, we filed a registration statement on Form S-11 for a second public offering of up to $4.8 billion in shares of our common stock (in any combination of purchases of Class D, Class I, Class S and Class T shares of our common stock), consisting of up to $3.8 billion in shares of common stock in our primary offering and up to $1.0 billion in shares of common stock pursuant to our distribution reinvestment plan. This registration statement has not yet been declared effective.

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

Q2 2025 Highlights

Capital raising and distributions

•
Raised net proceeds of $112.1 million from the sale of shares of our common stock during the three months ended June 30, 2025.
•
Declared distributions totaling $8.3 million for the three months ended June 30, 2025, including $1.1 million related to Class E shares and Class E units owned by the Adviser. The details of the average annualized distribution rates and total returns as of June 30, 2025 are shown in the following table:

	Class D	Class I	Class E	Class Y
Average annualized distribution rate(1)	4.33%	4.31%	4.07%	3.28%
Year-to-date total return, without upfront selling commissions(2)	2.18%	2.18%	2.62%	1.91%
Year-to-date total return, assuming maximum upfront selling commissions(2)	0.68%	2.18%	2.62%	-1.53%
Inception-to-date total return, without upfront selling commissions(2) (3)	5.78%	5.86%	7.64%	5.13%
Inception-to-date total return, assuming maximum upfront selling commissions(2) (3)	5.15%	5.86%	7.64%	2.75%

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

Investing

•
On April 10, 2025, the Company acquired a 95% interest in a joint venture with a private real estate investment and development firm, to recapitalize a portfolio of infill, highly functional industrial service facility sites (the “Norfolk Industrial Portfolio”). The portfolio includes seven assets, with six located in the Norfolk, Virginia Metropolitan Statistical Area and one in Rockledge, Florida. The total size of the portfolio is 581,000 square feet and it is 100% leased to 16 tenants. The total purchase price was $71.2 million, excluding closing costs.
•
On May 5, 2025, we acquired eight Class-B, shallow-bay warehouses strategically located in key infill areas across Dallas, Texas. The total purchase price was $53.0 million, excluding closing costs.
•
On May 22, 2025, we acquired a 100-unit multifamily property in South Easton, Massachusetts for $33.0 million, excluding closing costs.
•
On June 10, 2025, we acquired a 300-unit garden style multifamily property in Jacksonville, Florida for $49.0 million, excluding closing costs.
•
On June 17, 2025, we acquired a 16-property industrial outdoor storage portfolio for $95.3 million, excluding closing costs. This strategic transaction was executed as part of a sale-leaseback agreement with a leading North American transportation provider.
•
On June 18, 2025, we acquired a Class-A, 312-unit garden style multifamily property in the Chicago suburb of Oswego, Illinois for $84.0 million, excluding closing costs.
•
On June 23, 2025, we acquired a stabilized 256-unit workforce housing community in the Mesa submarket of Phoenix, Arizona for $52.0 million, excluding closing costs.
•
On June 24, 2025, we originated a $55.7 million commercial mortgage loan to finance the acquisition of Cortland at Armour Yards (the “Cortland CML”), a 372-unit mid-rise apartment community located in Atlanta, Georgia. The mortgage loan has an initial term of two years and three, one-year extension options. The Cortland CML was financed using proceeds from the Repurchase Facility.

Financing

•
On May 22, 2025, in connection with the Elmstead Acquisition, we assumed $21.2 million of mortgage loans, which bear a weighted average fixed interest of 4.30% and are amortized on a 30-year schedule with a maturity date of April 1, 2031.
•
On June 20, 2025, we entered into a $43.7 million mortgage secured by the Norfolk Industrial Portfolio properties, which bears an interest rate of SOFR plus 1.75% and matures on June 19, 2030. We entered into a non-hedge interest rate swap on June 20, 2025, which fixed the rate at 5.41%.
•
On June 24, 2025, we borrowed $41.8 million from the Repurchase Facility to finance the origination of the Cortland CML.

Portfolio

The following chart outlines the percentage of our assets across investments in real estate, real estate debt and real estate-related and other securities based on fair value by category as of June 30, 2025:

Asset Allocation(1)
4%
12%
84%
Real estate
Real estate debt
Real estate-related and other securities

(1) Real estate includes our direct property investments; real estate debt is the Mezzanine Loan and commercial mortgage loans; and real estate-related and other securities consists of our CMBS investments.

The following charts further describe the composition of our investments in real estate based on estimated fair value as of June 30, 2025:

Property Type
6%
27%
62%
5%
Multifamily
Single-family rental
Industrial
Retail

Investments in real estate

As of June 30, 2025, we owned 46 real estate properties which are summarized in the following table ($ in thousands):

Property type	Number of Properties	Sq. Ft. (in thousands)/Number of Units	Occupancy Rate(1)	Gross Asset Value(2)	Revenue(3)	Percent of Revenue
Multifamily	9	2,008 units	90%	$579,714	$49,095	63%
Single-family rental(4)	1	126 units	71%	47,000	2,695	3%
Industrial	35	1,920 sq. ft.	100%	251,948	20,337	26%
Retail	1	100 sq. ft.	90%	53,507	6,453	8%
Total	46			$932,169	$78,580	100%

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

(2) Based on fair value as of June 30, 2025.

(3) Revenue is calculated as annualized revenue inclusive of tenant recoveries, straight-line rent, above-market lease amortization and below-market lease amortization.

(4) The 126 Fiore townhomes are included as a single property.

The following table provides information regarding our real estate properties as of June 30, 2025:

Property Type and Investment	Number of Properties	Location(3)	Acquisition Date	Ownership Interest(1)	Sq. Feet (in thousands)/Number of Units	Occupancy(2)
Multifamily:
Caroline West Gray	1	Houston, TX	November 2022	95%	275 units	91%
Caroline Post Oak	1	Houston, TX	November 2022	95%	238 units	95%
Coda on Centre	1	Pittsburgh, PA	December 2022	100%	175 units	81%
Preserve at Pine Valley	1	Wilmington, NC	February 2025	90%	219 units	80%
Bass Lofts	1	Atlanta, GA	March 2025	100%	133 units	90%
The Elmstead	1	South Easton, MA	June 2025	100%	100 units	97%
The Kensley	1	Jacksonville, FL	June 2025	100%	300 units	91%
Emblem Oswego	1	Oswego, IL	June 2025	100%	312 units	87%
Reflections at Red Mountain	1	Mesa, AZ	June 2025	100%	256 units	89%
Total multifamily	9				2,008 units
Single-family rental:
Fiore(4)	1	Sarasota, FL	December 2023 - September 2024	100%	126 units	71%
Total single-family rental	1				126 units
Industrial:
6200 Bristol	1	Philadelphia, PA	October 2022	100%	424 sq. ft.	100%
Savannah Truck Terminal	1	Savannah, GA	July 2023	100%	136 sq. ft.	100%
PODS	2	Various(5)	November 2024	100%	154 sq. ft.	100%
Norfolk Industrial Portfolio	7	Various(6)	April 2025	88%	581 sq. ft.	100%
Dallas Infill Portfolio	8	Dallas, TX	May 2025	100%	454 sq. ft.	98%
Industrial outdoor storage portfolio	16	Various(7)	June 2025	100%	171 sq. ft.	100%
Total industrial	35				1,920 sq. ft.
Retail:
Shops at Grand Avenue	1	Queens, NY	May 2024	95%	100 sq. ft.	90%
Total retail	1				100 sq. ft.

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

(5) Includes one property located in Tampa, Florida and one located in Pinellas Park, Florida

(6) Includes six properties located in Norfolk, Virginia and one located in Rockledge, Florida

(7) Includes five properties located in Illinois, three properties located in New Jersey, two properties in each of Pennsylvania, New York and Wisconsin and one property in each of Connecticut and Washington.

Lease expirations

The following table details the expiring leases at our retail and industrial properties by annualized base rent as of June 30, 2025 ($ in thousands). The table below excludes our multifamily and single-family rental properties as substantially all leases at such properties expire within 12 months:

	Industrial			Retail
Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Based Rent Expiring	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Based Rent Expiring
2025 (remainder)	2	$231	1%	—	$—	—%
2026	9	1,889	8%	—	—	—%
2027	3	1,026	4%	1	98	3%
2028	4	966	4%	2	505	15%
2029	3	914	4%	—	—	—%
2030	4	4,987	21%	1	117	4%
2031	2	734	3%	1	157	5%
2032	1	1,305	5%	—	—	—%
2033	—	—	—%	1	1,836	55%
2034	1	192	1%	2	393	12%
Thereafter	3	11,817	49%	1	195	6%
Total	32	$24,061	100%	9	$3,301	100%

(1) Annualized base rent is determined from the annualized straight-line rent due to expire in the year of lease expiration and excludes tenant recoveries, above-market lease amortization and below-market lease amortization.

Investments in real estate debt

The following table summarizes our investments in real estate debt as of June 30, 2025 and December 31, 2024 ($ in thousands):

					June 30, 2025			December 31, 2024
Real Estate Debt	Number of Positions	Credit Rating	Weighted-Average Coupon	Weighted-Average Maturity Date	Face Value	Cost Basis	Fair Value	Face Value	Cost Basis	Fair Value
Mezzanine Loan	1	Not Rated	SOFR(1) + 5.22%	September 9, 2025	$16,825	$16,825	$16,825	$16,825	$16,825	$16,825
Commercial mortgage loans	2	Not Rated	SOFR(1) + 2.67%	January 27, 2027	118,100	118,100	118,140	62,400	62,400	62,485
Total investments in real estate debt	3				$134,925	$134,925	$134,965	$79,225	$79,225	$79,310

(1) SOFR on June 30, 2025 and December 31, 2024 was 4.32% and 4.33%, respectively.

Investments in real estate-related and other securities

The following table summarizes our investments in real estate-related and other securities as of June 30, 2025 and December 31, 2024 ($ in thousands):

			June 30, 2025			December 31, 2024
Real Estate-Related and Other Securities	Weighted-Average Coupon	Weighted-Average Maturity Date	Face Amount	Cost Basis	Fair Value	Face Amount	Cost Basis	Fair Value
CMBS	4.4%	April 22, 2035	$40,000	$38,280	$38,858	$5,800	$5,797	$5,829
U.S. Treasury(1)	N/A	April 17, 2025	—	—	—	595	582	588
Total real estate-related and other securities			$40,000	$38,280	$38,858	$6,395	$6,379	$6,417

(1) Includes $0.5 million of securities pledged as collateral related to the treasury note futures contracts as of December 31, 2024.

Results of Operations

The following tables set forth information regarding our consolidated results of operations ($ in thousands, except per share data):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Revenues
Rental revenue	$13,236	$5,873	$7,363	$21,505	$10,950	$10,555
Total revenues	13,236	5,873	7,363	21,505	10,950	10,555
Expenses
Rental property operating	4,436	2,140	2,296	7,469	3,932	3,537
General and administrative	1,551	1,262	289	3,198	2,239	959
Depreciation and amortization	8,132	2,340	5,792	11,690	4,298	7,392
Total expenses	14,119	5,742	8,377	22,357	10,469	11,888
Other income (expense), net
Income from investments in real estate debt	2,084	445	1,639	3,562	891	2,671
Income from investments in real estate-related and other securities	1,053	5	1,048	2,134	11	2,123
Mandatorily redeemable instruments interest costs	(1,552)	(2,729)	1,177	(2,738)	(3,568)	830
Interest expense	(2,992)	(1,768)	(1,224)	(5,480)	(3,358)	(2,122)
Other income, net	2,230	282	1,948	4,973	321	4,652
Total other income (expense), net	823	(3,765)	4,588	2,451	(5,703)	8,154
Net income (loss)	$(60)	$(3,634)	$3,574	$1,599	$(5,222)	$6,821
Net loss attributable to non-controlling interests in consolidated joint ventures	(92)	(1)	(91)	(113)	(17)	(96)
Net income (loss) attributable to JPMREIT stockholders	$32	$(3,633)	$3,665	$1,712	$(5,205)	$6,917
Net income (loss) per share of common stock – basic and diluted	$0.00	$(0.22)	$0.22	$0.03	$(0.34)	$0.37
Weighted-average shares of common stock outstanding – basic	65,443	16,811	48,632	58,122	15,332	42,790
Weighted-average shares of common stock outstanding – diluted	65,449	16,811	48,638	58,127	15,332	42,795

Rental revenue

Due to our acquisitions of real estate since June 30, 2024, our rental revenue for the three and six months ended June 30, 2025 and June 30, 2024 are not comparable. Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, single-family rental, industrial and retail properties. Rental revenue, aside from short-term leases generally less than one year in term, is recognized on a straight-line basis over the life of the lease, including any fixed and measurable rent escalations and abatements.

Rental property operating expenses

Rental property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of rental property operating expenses include insurance, utilities, real estate taxes and repair and maintenance expenses. Due to our acquisitions of real estate since June 30, 2024, our rental property operating expenses for the three and six months ended June 30, 2025 and June 30, 2024 are not comparable.

General and administrative expenses

During the three and six months ended June 30, 2025, general and administrative expenses increased by $0.3 million and $1.0 million, respectively, in comparison to the corresponding periods in 2024 primarily driven by an increase in corporate expenses of $0.4 million and $0.9 million, respectively.

Depreciation and amortization expenses

Depreciation and amortization expenses are impacted by the fair values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. During the three and six months ended June 30, 2025, depreciation and amortization expenses increased by $5.8 million and $7.4 million, respectively, in comparison to the corresponding periods in 2024. Depreciation and amortization expenses increased as compared to the corresponding periods in 2024 due to our acquisitions of real estate since June 30, 2024.

Income from investments in real estate debt

During the three and six months ended June 30, 2025, income from investments in real estate debt increased by $1.6 million and $2.7 million, respectively, in comparison to the corresponding periods in 2024 primarily due to an increase in interest income from the real estate debt originated since June 30, 2024.

Income from investments in real estate-related and other securities

During the three and six months ended June 30, 2025, income from investments in real estate-related and other securities increased by $1.0 million and $2.1 million, respectively, in comparison to the corresponding periods in 2024. The increase in income from investments in real estate-related and other securities for the six months ended June 30, 2025 as compared to the same period in 2024, was primarily due to an increase in interest income of $1.4 million, an increase in realized gains of $0.3 million and an increase in unrealized gains of $0.3 million. The increase in income from investments in real estate-related and other securities for the three months ended June 30, 2025 as compared to the same period in 2024, was primarily due to an increase in interest income of $0.9 million and, an increase in realized gains of $0.3 million, partially offset by an increase in unrealized losses of $0.2 million.

Mandatorily redeemable instruments interest costs

During the three and six months ended June 30, 2025, mandatorily redeemable instruments interest costs increased by $1.2 million and $0.8 million, respectively, in comparison to the corresponding periods in 2024 primarily due to an increase in the allocation of appreciation relating to the redemption value adjustment of the Mandatorily Redeemable Instruments of $0.8 million and $1.2 million, respectively.

Interest expense

During the three and six months ended June 30, 2025, interest expense increased by $1.2 million and $2.1 million, respectively, in comparison to the corresponding periods in 2024. Interest expense primarily consists of interest expense incurred on our mortgage notes and Repurchase Facility. The change in interest expense was primarily attributable to an increase in interest expense relating to our new mortgage notes and an increase in borrowings under the Repurchase Facility since June 30, 2024.

Other income, net

During the three and six months ended June 30, 2025, other income, net increased by $1.9 million and $4.7 million, respectively, in comparison to the corresponding periods in 2024. The increase in other income, net for the three months ended June 30, 2025 as compared to the same period in 2024, was primarily due to an increase in interest income of $1.9 million. The increase in other income, net for the six months ended June 30, 2025 as compared to the same period in 2024, was primarily due to an increase in interest income of $4.2 million, an increase in realized gains on treasury futures of $0.4 million and a net increase in unrealized gains on futures and interest rate swaps of $0.4 million, partially offset by an increase in dead deal costs of $0.4 million.

Net loss attributable to non-controlling interests in consolidated joint ventures

During the three and six months ended June 30, 2025, net loss attributable to non-controlling interests in consolidated joint ventures increased by $0.1 million and $0.1 million, respectively, in comparison to the corresponding periods in 2024 due to the non-controlling interest held by our joint venture partners.

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

The Adviser advanced $7.5 million of organization and offering expenses (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) on our behalf through July 22, 2024. We began reimbursing the Adviser for such advanced expenses ratably over the 60 months following such date. During the three and six months ended June 30, 2025, we reimbursed $0.4 million and $0.8 million to the Adviser, respectively. The outstanding organization and offering expenses due to the Adviser were $6.1 million and $6.9 million as of June 30, 2025 and December 31, 2024, respectively, and are included in due to affiliates on our Consolidated Balance Sheets. In addition, the Adviser will advance on our behalf certain of our operating expenses through the earlier of (i) the first date that our NAV reaches $1 billion and (ii) December 31, 2026, at which point we will reimburse the Adviser for all such advanced expenses ratably over the 60 months following such date. The Adviser advanced, and we accrued, approximately $12.9 million and $11.0 million of operating expenses which are included in due to affiliates on our Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, respectively.

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

Pursuant to a private offering whose commitments have been fully called, as of June 30, 2025, we had sold $67.9 million in Class E shares and $94.2 million in Class E units, including $5.8 million in Class E shares and $94.2 million in Class E units purchased by JPMIM. In addition, as of June 30, 2025, we had sold $5.3 million in Class E shares to employees of the Adviser.

Over time, we generally intend to fund our cash needs for items other than asset acquisitions from operations. Our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock, through the assumption or incurrence of secured or unsecured financings from banks or other lenders and from proceeds from the sales of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

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

On June 20, 2025, we entered into a $43.7 million mortgage secured by the Norfolk Industrial Portfolio properties which bears an interest rate of SOFR plus 1.75% and matures on June 19, 2030. We entered into a non-hedge interest rate swap on June 20, 2025, which fixed the rate at 5.41%.

In connection with the Elmstead Acquisition, we assumed $21.2 million of mortgage loans, which bear a weighted average fixed interest of 4.30% and are amortized on a 30-year schedule with a maturity date of April 1, 2031.

The following table is a summary of our mortgage note indebtedness as of June 30, 2025 and December 31, 2024 ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	June 30, 2025	December 31, 2024
Fixed rate
Caroline West Gray	5.44%	December 1, 2029	$45,911	$45,911
Caroline Post Oak	5.44%	December 1, 2029	40,528	40,528
Coda on Centre	4.28%	May 1, 2029	28,130	28,397
The Elmstead(1)	4.30%	April 1, 2031	21,245	—
Bass Lofts	3.95%	September 7, 2027	15,089	—
Total fixed rate			150,903	114,836
Variable rate
6200 Bristol(2)	SOFR + 2.05%	April 1, 2029	10,000	10,000
Norfolk Industrial Portfolio(3)	SOFR + 1.75%	June 19, 2030	43,700	—
Total variable rate			53,700	10,000
Total loans secured by real estate			204,603	124,836
Deferred financing costs, net			(2,396)	(1,142)
Mortgage discount, net			(1,604)	(603)
Mortgage notes, net			$200,603	$123,091

(1) This loan is comprised of a senior and mezzanine loan. The interest rate and maturity date presented are the weighted average.

(2) We entered into a non-hedge interest rate swap on April 2, 2024, which fixed the rate at 6.26%.

(3) We entered into a non-hedge interest rate swap on June 20, 2025, which fixed the rate at 5.41%.

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

Borrowings from the Repurchase Facility were used to originate the commercial mortgage loans. On June 24, 2025, we financed the Cortland CML using proceeds from the Repurchase Facility.

Borrowings under the Repurchase Facility as of June 30, 2025 and December 31, 2024 are detailed in the following table ($ in thousands):

				Borrowings Outstanding
	Maximum Facility Size	Weighted-Average Interest Rate	Maturity Date	June 30, 2025	December 31, 2024
Repurchase Facility	$150,000	SOFR(1) + 1.66%	August 22, 2027	$88,575	$46,800
Less: Unamortized deferred financing costs				(423)	(417)
	$150,000			$88,152	$46,383

(1) SOFR at was 4.32% and 4.33% at June 30, 2025 and December 31, 2024, respectively.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Net cash provided by operating activities	$14,396	$1,300
Net cash used in investing activities	(555,673)	(66,242)
Net cash provided by financing activities	482,966	58,901
Net change in cash and cash equivalents	$(58,311)	$(6,041)

Cash flows provided by operating activities increased by $13.1 million for the six months ended June 30, 2025 compared to the corresponding period in 2024 primarily due to an increase in interest income from real-estate related and other securities and money market investments and an increase in cash flows from operations from our investments in real estate as a result of growth in the size of our portfolio.

Cash flows used in investing activities increased by $489.4 million for the six months ended June 30, 2025 compared to the corresponding period in 2024 primarily due to an increase of $398.0 million in real estate acquisitions, an increase of $62.7 million of real-estate related and other securities purchases, an increase of $55.7 million in the origination and purchase of investments in real estate debt, partially offset by an increase of $31.1 million of proceeds from real estate-related and other securities.

Cash flows provided by financing activities increased by $424.1 million for the six months ended June 30, 2025 compared to the corresponding period in 2024 primarily due to an increase of net proceeds from the issuance of common stock of $353.7 million, an increase in proceeds from the Repurchase Facility of $41.8 million, an increase in proceeds from mortgage notes of $33.7 million, partially offset be an increase of $4.2 million of total distributions paid.

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

The following tables detail the aggregate distributions declared for each applicable class of common stock:

	For the Three Months Ended June 30, 2025
	Class D	Class I	Class S(2)	Class T	Class E	Class X	Class Y
Gross distributions declared per share of common stock	$0.1125	$0.1125	$—	$—	$0.1125	$—	$0.1125
Stockholder servicing fee per share of common stock(1)	—	—	—	—	—	—	(0.0231)
Net distributions declared per share of common stock	$0.1125	$0.1125	$—	$—	$0.1125	$—	$0.0894

	For the Six Months Ended June 30, 2025
	Class D	Class I	Class S(2)	Class T	Class E	Class X	Class Y
Gross distributions declared per share of common stock	$0.2250	$0.2250	$0.0375	$—	$0.2250	$—	$0.2250
Stockholder servicing fee per share of common stock(1)	—	—	(0.0078)	—	—	—	(0.0460)
Net distributions declared per share of common stock	$0.2250	$0.2250	$0.0297	$—	$0.2250	$—	$0.1790

(1) Stockholder servicing fees only apply to Class D, Class S, Class T and Class Y shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the lifetime cost of the stockholder servicing fee as an offering cost at the time Class D, Class S, Class T and Class Y shares are sold. The stockholder servicing fee on Class D shares was waived as of June 30, 2025, and the NAV attributable to current holders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity. As of June 30, 2025, we had accrued stockholder servicing fees of $4.1 million.

(2) All Class S shares were repurchased prior to the February 28, 2025 record date for distribution.

The following tables summarize our distributions paid on our shares of common stock ($ in thousands):

	Three Months Ended June 30,
	2025		2024
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$3,616	53%	$1,183	66%
Reinvested in shares	3,234	47%	596	34%
Total distributions	$6,850	100%	$1,779	100%
Source of Distributions
Cash flows from operating activities	$6,850	100%	$1,377	77%
Offering proceeds(1)	—	0%	402	23%
Total sources of distributions	$6,850	100%	$1,779	100%
Cash flows from operating activities	$8,890		$1,377

	Six Months Ended June 30,
	2025		2024
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$6,217	54%	$2,259	69%
Reinvested in shares	5,353	46%	996	31%
Total distributions	$11,570	100%	$3,255	100%
Source of Distributions
Cash flows from operating activities	$11,570	100%	$1,300	40%
Offering proceeds(1)	—	0%	1,955	60%
Total sources of distributions	$11,570	100%	$3,255	100%
Cash flows from operating activities	$14,396		$1,300

(1) Includes proceeds from the sale of common stock and units in the Operating Partnership.

In addition to the distributions paid on our common stock, we paid $1.1 million and $2.1 million for Mandatorily Redeemable Instruments during the three and six months ended June 30, 2025, respectively. Such amounts are recorded in mandatorily redeemable instruments interest costs on the Consolidated Statements of Operations.

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

The following valuation methods are used for purposes of calculating our NAV:

•
Investments in real property are valued by our independent valuation advisor and independent third-party appraisal firms using the income approach’s discounted cash flow method. The discounted cash flow method takes into consideration all contractual rent payments over the life of the lease term offset by any capitalized expenditures. Our independent valuation advisor and independent third-party appraisers may supplement the discounted cash flow analysis with a sales comparison approach and the income approach’s direct capitalization method, but typically reconcile exclusively to the discounted cash flow method.
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

The Adviser advanced our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through July 22, 2024. On such date, we began reimbursing the Adviser for all such advanced costs ratably over a period that will continue until 60 months following such date. For purposes of calculating our NAV, the organization and offering expenses paid by the Adviser through July 22, 2024 will not be recognized as expenses, or as a component of equity and reflected in our NAV, until we reimburse the Adviser for these expenses. In addition, the operating expenses paid by the Adviser through the earlier of (i) the first date that our NAV reaches $1 billion and (ii) December 31, 2026, will not be recognized as expenses and reflected in our NAV, until we reimburse the Adviser for these expenses.

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

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. We believe our NAV is a meaningful supplemental non-GAAP operating metric. The following table provides a breakdown of the major components of our NAV as of June 30, 2025 ($ and shares/units in thousands):

Components of NAV	June 30, 2025
Investments in real estate	$932,169
Investments in real estate debt	134,965
Investments in real estate-related and other securities	38,858
Cash and cash equivalents	68,387
Restricted cash	1,694
Other assets	6,083
Debt obligations	(290,889)
Other liabilities	(12,613)
Stockholder servicing fees payable the following month(1)	(42)
Non-controlling interests in joint ventures	(14,478)
Mandatorily Redeemable Instruments(2)	(105,913)
Net Asset Value	$758,221
Number of outstanding shares/units	69,238

(1) Stockholder servicing fees only apply to Class D, Class S, Class T and Class Y shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction to our NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the lifetime cost of the stockholder servicing fee as an offering cost at the time we sell Class D, Class S, Class T and Class Y shares. The stockholder servicing fee on Class D shares was waived as of June 30, 2025, and the NAV attributable to current holders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity. As of June 30, 2025, we had accrued under GAAP $4.1 million of stockholder servicing fees.

(2) Represents Class E units in the Operating Partnership and Class E shares (collectively the “Mandatorily Redeemable Instruments”) held by the Adviser that are mandatorily redeemable and only subject to delays to the continuous obligation to ultimately redeem such shares once sufficient availability exists under the share repurchase agreements. Therefore, the Mandatorily Redeemable Instruments held by the Adviser are classified as a liability pursuant to Topic 480 — Distinguishing Liabilities from Equity and are initially presented at the initial funding amount received, which is equivalent to fair value at the issuance dates. Subsequently, the Mandatorily Redeemable Instruments are carried at their cash redemption value as if the units and shares were repurchased or redeemable at the reporting date, which equals NAV per unit of $11.09. As of June 30, 2025, there were approximately 9.1 million Class E units and approximately 0.5 million Class E shares included in Mandatorily Redeemable Instruments.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of June 30, 2025 ($ and shares/units in thousands except per-share/unit data):

NAV Per Share/Unit	Class D Shares	Class I Shares	Class S Shares	Class T Shares	Class E Shares	Class X Shares	Class Y Shares	Operating Partnership Units(1)	Total
Net asset value	$11,844	$133,605	$—	$—	$551,858	$—	$60,092	$822	$758,221
Number of outstanding shares/units	1,138	12,783	—	—	49,772	—	5,471	74	69,238
NAV per share/unit	$10.40	$10.45	$—	$—	$11.09	$—	$10.98	$11.09

(1) Includes the partnership interest of the Operating Partnership held by the Special Limited Partner.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the June 30, 2025 valuations, based on property types. Once we own more than one single-family rental and one retail property, we will include the key assumptions for such property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	6.86%	5.63%
Industrial	7.98%	5.92%

These assumptions are determined by our independent valuation advisor and reviewed by the Adviser. A change in these assumptions would impact the calculation of the values of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values
Discount Rate	0.25% decrease	1.98%	1.89%
(Weighted average)	0.25% increase	(1.87)%	(1.82)%
Exit Capitalization Rate	0.25% decrease	2.76%	2.88%
(Weighted average)	0.25% increase	(2.51)%	(2.61)%

The following table reconciles stockholders’ equity per our Consolidated Balance Sheets to our NAV as of June 30, 2025 ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	June 30, 2025
Stockholders’ equity under GAAP	$691,062
Redeemable non-controlling interest	822
Total stockholders' equity and Operating Partnership units	691,884
Adjustments:
Organization, offering costs and operating expenses(1)	12,568
Accrued stockholder servicing fees(2)	4,036
Unrealized real estate and borrowings appreciation, net(3)	20,273
Accumulated depreciation and amortization(4)	31,087
Straight-line rent receivable(5)	(1,627)
NAV	$758,221

(1) The Adviser advanced our organization and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through July 22, 2024. On such date, we began reimbursing the Adviser for all such advanced costs ratably over a period that will continue until 60 months following such date. During the six months ended June 30, 2025, we reimbursed $0.8 million to the Adviser. In addition, the Adviser has agreed to advance on our behalf certain of our operating expenses through the earlier of (i) the first date that our NAV reaches $1 billion and (ii) December 31, 2026 at which point we will reimburse the Adviser for all such advanced expenses ratably over the 60 months following such date. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For the purposes of calculating NAV, such costs will be recognized as a reduction to NAV as they are reimbursed ratably over the respective 60-month reimbursement periods.

(2) Stockholder servicing fees only apply to Class D, Class S, Class T and Class Y shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction to our NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the lifetime cost of the stockholder servicing fee as an offering cost at the time we sell Class D, Class S, Class T and Class Y shares. The stockholder servicing fee on Class D shares was waived as of June 30, 2025, and the NAV attributable to current holders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity.

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

We evaluated our portfolio, as of June 30, 2025 and December 31, 2024, for impairment indicators. We did not record any impairment losses for the three and six months ended June 30, 2025 or year ended December 31, 2024.

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

Investments in real estate debt

Our investments in real estate debt consist of investments in the Mezzanine Loan and commercial mortgage loans. Our investments in real estate debt are carried at fair value as we elected the fair value option. Investments with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to interest rate risk with respect to our variable-rate indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We may seek to manage or mitigate our exposure to interest risk through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of June 30, 2025, the outstanding principal balance of our variable rate indebtedness was $142.3 million.

Certain of our mortgage loans and other indebtedness are variable rate and indexed to SOFR. For the three and six months ended June 30, 2025, a 10% increase in SOFR would have resulted in increased interest expense of $0.05 million and $0.1 million, respectively. We have executed interest rate swaps and caps with an aggregate notional amount of $53.7 million as of June 30, 2025, to hedge the risk of increasing interest rates.

We have invested a portion of our portfolio in floating-rate investments in real estate debt and real estate-related and other securities and intend to invest in both fixed- and floating-rate real estate debt investments and securities in the future. On floating-rate investments in real estate debt and real estate-related and other securities, our net income will increase or decrease depending on interest rate movements. For the three and six months ended June 30, 2025, a 10% decrease in the reference rate would have resulted in decreased interest income from our floating-rate investments in real estate debt of $0.1 million and $0.2 million, respectively. Additionally, interest rate movement can impact the valuation of real estate debt and real estate-related and other securities depending on various aspects of the instrument, including the credit rating, duration and structure of the interest rate payments.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered sales of equity securities

All sales of unregistered securities during the three months ended June 30, 2025 were previously disclosed.

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

During the three months ended June 30, 2025, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Period	Total number of shares (or Units) repurchased	Repurchases as a percentage of NAV(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Repurchased Under the Publicly Announced Plans or Programs
April 2025	74,887	0.12%	$10.45	74,887	—
May 2025	34,145	0.05%	10.44	34,145	—
June 2025	—	0.00%	—	—	—

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

As of June 30, 2025, we received gross proceeds of $119.4 million from the Offering. The following table presents information about the Offering and use of proceeds therefrom ($ in thousands):

	Class D Shares	Class I Shares	Class S Shares(3)	Class T Shares	Total
Offering proceeds:
Shares sold(1)	1,175	10,283	57	—	11,515
Gross offering proceeds	$12,170	$106,626	$630	$—	$119,426
Selling commissions and other dealer manager fees	—	—	(15)	—	(15)
Stockholder servicing fees(2)	—	—	—	—	—
Net offering proceeds	$12,170	$106,626	$615	$—	$119,411

(1) Shares sold includes shares issued under our distribution reinvestment plan.

(2) Under GAAP, we accrue the lifetime cost of the stockholder servicing fee as an offering cost at the time we sell Class D, Class S, Class T and Class Y shares. As of June 30, 2025, we had accrued under GAAP $4.1 million of stockholder servicing fees. The stockholder servicing fee on Class D shares has been waived through June 30, 2025, and the NAV attributable to current stockholders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity.

(3) All Class S shares were repurchased as of February 28, 2025.

As of June 30, 2025, we had primarily used the net proceeds from the Offering toward the acquisition of $907.5 million of real estate, investments in real estate debt of $134.9 million and investments of $38.3 million in real estate-related and other securities. In addition, we funded our investments with equity from our private offerings and borrowings. See Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” for additional details on our borrowings.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
3.1

Articles of Amendment and Restatement of J.P. Morgan Real Estate Income Trust, Inc., dated June 2, 2022 (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 filed on June 14, 2022 and incorporated herein by reference).

3.2

Certificate of Correction of Articles of Amendment and Restatement of J.P. Morgan Real Estate Income Trust, Inc., dated June 2, 2022 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 filed on June 14, 2022 and incorporated herein by reference).

3.3	Articles of Amendment, dated November 13, 2023 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 16, 2023 and incorporated herein by reference).
3.4	Articles Supplementary, dated November 13, 2023 (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 16, 2023 and incorporated herein by reference).
3.5	Second Articles of Amendment, dated November 13, 2023 (filed as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on November 16, 2023 and incorporated herein by reference).
3.6	Articles Supplementary, dated April 16, 2024 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 22, 2024 and incorporated herein by reference).
3.7	Bylaws of J.P. Morgan Real Estate Income Trust, Inc. (filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 filed on June 14, 2022 and incorporated herein by reference).
4.1	Third Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2024 and incorporated herein by reference)
10.1

Amendment No. 1 to Third Amended and Restated Advisory Agreement by and among J.P. Morgan Real Estate Income Trust, Inc., J.P. Morgan REIT Operating Partnership, L.P. and J.P. Morgan Investment Management Inc., dated May 8, 2025 (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-11 filed on May 15, 2025 and incorporated herein by reference).

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

J.P. Morgan Real Estate Income Trust, Inc.

Date: August 11, 2025	By:	/s/ Chad Tredway
Chad Tredway
Chairperson of the Board and Chief Executive Officer

Date: August 11, 2025	By:	/s/ Lawrence A. Goodfield, Jr.
Lawrence A. Goodfield, Jr.
Chief Financial Officer and Treasurer