Form 10-Q
period 2025-09-30
J.P. Morgan Real Estate Income Trust, Inc.
filed 2025-11-13
CIK 1893262

. T

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025, the registrant had outstanding 1,008,673 shares of Class D common stock, 13,787,519 shares of Class I common stock, 55,336,188 shares of Class E common stock and 8,424,361 shares of Class Y common stock. There were no outstanding shares of Class S, Class T or Class X common stock.

i

Item 1. Financial Statements.

J.P. Morgan Real Estate Income Trust, Inc.

Condensed Consolidated Balance Sheets (Unaudited) (in thousands, except per-share data)

	September 30,	December 31,
	2025	2024
ASSETS
Investments in real estate, net	$1,042,611	$365,070
Investments in real estate debt	134,925	79,310
Investments in real estate-related and other securities	15,295	6,417
Intangible assets, net	51,317	20,307
Cash and cash equivalents	18,897	127,692
Restricted cash	3,628	700
Deposits on real estate	—	1,000
Other assets, net	21,386	3,500
Total assets	$1,288,059	$603,996
LIABILITIES AND EQUITY
Mortgage notes, net	$266,586	$123,091
Repurchase facility, net	88,166	46,383
Unsecured revolving credit facility	45,175	—
Intangible liabilities, net	5,850	2,797
Mandatorily redeemable instruments	83,803	105,325
Due to affiliates	27,017	20,474
Accounts payable, accrued expenses and other liabilities	27,587	5,357
Total liabilities	544,184	303,427

Commitments and contingencies (Note 17)
Redeemable non-controlling interest	841	—

Equity
Common stock – Class D shares, $0.01 par value per share, 600,000 shares authorized, and 1,017 and 993 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	10	10
Common stock – Class I shares, $0.01 par value per share, 1,500,000 shares authorized, and 13,250 and 10,146 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	133	101
Common stock – Class S shares, $0.01 par value per share, 1,000,000 shares authorized, and 0 and 56 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	1
Common stock – Class E shares, $0.01 par value per share, 600,000 shares authorized, and 52,734 and 18,566 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	527	186
Common stock – Class Y shares, $0.01 par value per share, 600,000 shares authorized, and 7,123 and 2,131 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	71	21
Additional paid-in capital	788,205	329,600
Accumulated deficit	(59,687)	(33,780)
Total stockholders' equity	729,259	296,139
Non-controlling interests in consolidated joint ventures	13,775	4,430
Total equity	743,034	300,569
Total liabilities and equity	$1,288,059	$603,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per-share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Rental revenue	$22,556	$6,853	$44,061	$17,803
Total revenues	22,556	6,853	44,061	17,803
Expenses
Rental property operating	7,435	3,319	14,904	7,251
General and administrative	2,412	1,344	5,610	3,583
Depreciation and amortization	14,363	2,780	26,053	7,078
Total expenses	24,210	7,443	46,567	17,912
Other income (expense), net
Income from investments in real estate debt	2,412	1,524	5,974	2,415
Income from investments in real estate-related and other securities	306	7	2,440	18
Mandatorily redeemable instruments interest costs	(2,045)	(2,268)	(4,783)	(5,836)
Interest expense	(5,567)	(2,123)	(11,047)	(5,510)
Other (expense) income, net	(148)	768	4,825	1,118
Total other expense, net	(5,042)	(2,092)	(2,591)	(7,795)
Net loss	$(6,696)	$(2,682)	$(5,097)	$(7,904)
Net loss attributable to non-controlling interests in consolidated joint ventures	(277)	(29)	(390)	(46)
Net loss attributable to JPMREIT stockholders	$(6,419)	$(2,653)	$(4,707)	$(7,858)
Net loss per share of common stock – basic and diluted	$(0.09)	$(0.14)	$(0.07)	$(0.48)
Weighted-average shares of common stock outstanding – basic and diluted	72,503	18,655	62,968	16,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands, except per-share data)

	Par Value
	Common Stock Class D	Common Stock Class I	Common Stock Class S	Common Stock Class E	Common Stock Class Y	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at June 30, 2025	$11	$128	$—	$498	$55	$735,421	$(45,051)	$691,062	$10,916	$701,978
Common stock issued, net of offering costs	—	7	—	27	16	53,472	—	53,522	—	53,522
Common stock repurchased	(1)	(3)	—	(1)	—	(4,811)	—	(4,816)	—	(4,816)
Distributions declared on common stock	—	—	—	—	—	—	(8,217)	(8,217)	—	(8,217)
Distribution reinvestments	—	1	—	3	—	4,129	—	4,133	—	4,133
Net loss ($8 loss allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(6,419)	(6,419)	(269)	(6,688)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	3,359	3,359
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(231)	(231)
Amortization of restricted stock grants	—	—	—	—	—	20	—	20	—	20
Allocation to redeemable non-controlling interest	—	—	—	—	—	(26)	—	(26)	—	(26)
Balance at September 30, 2025	$10	$133	$—	$527	$71	$788,205	$(59,687)	$729,259	$13,775	$743,034

	Par Value
	Common Stock Class D	Common Stock Class I	Common Stock Class S	Common Stock Class E	Common Stock Class Y	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at June 30, 2024	$8	$77	$1	$79	$9	$174,027	$(24,314)	$149,887	$4,513	$154,400
Common stock issued, net of offering costs	1	13	—	4	4	21,874	—	21,896	—	21,896
Common stock repurchased	—	(1)	—	—	—	(961)	—	(962)	—	(962)
Distributions declared on common stock	—	—	—	—	—	—	(2,078)	(2,078)	—	(2,078)
Distribution reinvestments	—	—	—	—	—	755	—	755	—	755
Net loss	—	—	—	—	—	—	(2,653)	(2,653)	(29)	(2,682)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(27)	(27)
Amortization of restricted stock grants	—	—	—	—	—	25	—	25	—	25
Balance at September 30, 2024	$9	$89	$1	$83	$13	$195,720	$(29,045)	$166,870	$4,457	$171,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands, except per-share data)

	Par Value
	Common Stock Class D	Common Stock Class I	Common Stock Class S	Common Stock Class E	Common Stock Class Y	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2024	$10	$101	$1	$186	$21	$329,600	$(33,780)	$296,139	$4,430	$300,569
Common stock issued, net of offering costs	1	34	—	336	50	456,903	—	457,324	—	457,324
Common stock repurchased	(1)	(5)	(1)	(1)	—	(7,807)	—	(7,815)	—	(7,815)
Distributions declared on common stock	—	—	—	—	—	—	(21,200)	(21,200)	—	(21,200)
Distribution reinvestments	—	3	—	6	—	9,477	—	9,486	—	9,486
Net loss ($6 loss allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(4,707)	(4,707)	(384)	(5,091)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	12,241	12,241
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(2,512)	(2,512)
Amortization of restricted stock grants	—	—	—	—	—	70	—	70	—	70
Allocation to redeemable non-controlling interest	—	—	—	—	—	(38)	—	(38)	—	(38)
Balance at September 30, 2025	$10	$133	$—	$527	$71	$788,205	$(59,687)	$729,259	$13,775	$743,034

	Par Value
	Common Stock Class D	Common Stock Class I	Common Stock Class S	Common Stock Class E	Common Stock Class Y	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2023	$5	$54	$1	$64	$—	$122,915	$(15,679)	$107,360	$2,107	$109,467
Common stock issued, net of offering costs	4	35	—	19	13	72,172	—	72,243	—	72,243
Common stock repurchased	—	(1)	—	—	—	(1,191)	—	(1,192)		(1,192)
Distributions declared on common stock	—	—	—	—	—	—	(5,508)	(5,508)	—	(5,508)
Distribution reinvestments	—	1	—	—	—	1,749	—	1,750	—	1,750
Net loss	—	—	—	—	—	—	(7,858)	(7,858)	(46)	(7,904)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	2,432	2,432
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(36)	(36)
Amortization of restricted stock grants	—	—	—	—	—	75	—	75	—	75
Balance at September 30, 2024	$9	$89	$1	$83	$13	$195,720	$(29,045)	$166,870	$4,457	$171,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,097)	$(7,904)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,051	7,078
Amortization of above- and below-market lease intangibles, net	(1,345)	91
Amortization of deferred financing costs	911	274
Amortization of discount on real estate-related and other securities	(193)	—
Amortization of restricted stock grants	70	75
Realized gain on financial instruments	(559)	(391)
Unrealized loss on financial instruments	547	909
Redemption value adjustment on mandatorily redeemable instruments	1,689	2,613
Change in assets and liabilities:
(Increase) decrease in other assets	(3,333)	(1,511)
Increase in due to affiliates	4,673	2,669
Increase in accounts payable, accrued expenses and other liabilities	4,626	446
Net cash provided by operating activities	28,040	4,349

Cash flows from investing activities:
Acquisitions of real estate	(674,371)	(69,652)
Capital improvements on real estate	(8,814)	(1,021)
Origination of investments in real estate debt	(55,700)	(62,400)
Deposits on real estate acquisitions	(4,691)	—
Variation margin proceeds	188	23
Proceeds from real estate-related and other securities	55,041	840
Purchases of real-estate related and other securities	(63,064)	(885)
Net cash used in investing activities	(751,411)	(133,095)

Cash flows from financing activities:
Proceeds from issuance of common stock	459,854	73,952
Repurchase of common stock	(7,316)	(503)
Repurchase of mandatorily redeemable instruments	(16,386)	—
Borrowings under unsecured revolving credit facility	45,175	—
Contributions from non-controlling interests	6,643	10
Distributions paid on common stock	(10,002)	(3,504)
Distributions to non-controlling interests	(429)	(36)
Proceeds from mortgage notes	104,210	10,000
Proceeds from repurchase facility	41,775	46,800
Principal repayments of mortgage notes	(585)	(379)
Payment of deferred financing costs	(5,435)	(185)
Net cash provided by financing activities	617,504	126,155

Net change in cash, cash equivalents and restricted cash:	(105,867)	(2,591)
Cash, cash equivalents and restricted cash, at the beginning of the period	128,392	32,683
Cash, cash equivalents and restricted cash, at the end of the period	$22,525	$30,092

J.P. Morgan Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$18,897	$29,425
Restricted cash	3,628	667
Total cash, cash equivalents and restricted cash	$22,525	$30,092

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,290	$4,854

Supplemental disclosure of non-cash investing and financing activities:
Assumption of mortgage note, net, in conjunction with acquisition of real estate	$41,787	$—
Assumption of working capital in conjunction with acquisition of real estate	$4,837	$108
Accrued loan and offering costs due to affiliate	$—	$1,391
Accrued distributions	$1,713	$253
Distribution re-investments	$9,486	$1,751
Reclassification of deposits to investments in real estate, net	$5,729	$9,072
Accrued stockholder servicing fee due to affiliate	$3,692	$933
Non-controlling interest contributions to investment in real estate, net	$3,514	$2,422
Accrued redemptions	$7,324	$689
Redeemable non-controlling interest issued as settlement for performance participation allocation	$810	$—
Sale of equity interest to non-controlling interest	$2,083	$—
Accrued deferred financing costs	$603	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

September 30, 2025

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

As of September 30, 2025, the Company owned 57 real estate properties consisting of 39 industrial properties, 15 multifamily properties, two retail properties and 126 single-family townhomes that are included as a single property. The Company also has three commercial mortgage-backed securities (“CMBS”) investments and three real estate debt investments. The Company currently operates in five reportable segments: multifamily, industrial, single-family rental, retail, and investments in real estate debt, real estate-related and other securities. See Note 15 for a description of the Company's segment reporting.

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

On July 22, 2022, the Company commenced its initial public offering of up to $5.0 billion in shares of common stock pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (the “SEC”), consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan, pursuant to which the Company is selling any combination of four classes of shares of its common stock, Class D shares, Class I shares, Class S shares and Class T shares, with a dollar value up to the maximum offering amount (the “Offering”, and together with the Company’s private offerings described below, the “Offerings”). The share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of the Company’s common stock will vary and will generally equal the prior month’s net asset value (“NAV”) per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees, provided that until the Company has any Class S or Class T shares outstanding, the per-share purchase price for the Company’s Class S and Class T shares will equal the most recently determined NAV per share for the Class E shares, plus, applicable upfront selling commissions and dealer manager fees.

On July 8, 2025, the Company filed a Registration Statement on Form S-11 for its second public offering of up to $4.8 billion in shares of common stock, consisting of up to $3.8 billion in shares of common stock in the primary offering and up to $1.0 billion in shares of common stock pursuant to the distribution reinvestment plan, which has not yet been declared effective.

Pursuant to a separate private offering whose commitments have been fully called, as of September 30, 2025, the Company had sold $67.9 million in Class E shares and $94.2 million in Class E units of the Operating Partnership (“Class E units”), including $5.8 million in Class E shares and $94.2 million in Class E units purchased by JPMIM (the “JPM Initial Capitalization” and together with other Class E shares sold pursuant to such private offering, the “Initial Capitalization”). See Note 13 for further details.

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s financial position and results of operations for the interim period. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the SEC. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 18, 2025.

Certain amounts on the Company’s Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 have been reclassified to conform to the current period presentation. Such reclassification has no effect on previously reported totals or subtotals on the Condensed Consolidated Statements of Cash Flows.

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

There is no other comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024, resulting in comprehensive income (loss) equaling net income (loss). Accordingly, the statement of other comprehensive income (loss) is not presented.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and the Company’s subsidiaries in which the Company has a controlling interest. For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities and operations of the joint ventures is included in non-controlling interests on the Company's Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations. The non-controlling partner’s interest is generally computed as the joint venture partner’s ownership percentage.

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

Each of the Company’s joint ventures is considered to be a VIE. The Company consolidated these entities because it has the ability to direct the most significant activities of the joint venture. The total assets and liabilities of the Company’s consolidated VIEs were $368.6 million and $194.5 million and $178.2 million and $89.1 million as of September 30, 2025 and December 31, 2024, respectively. Such amounts are included on the Company’s Condensed Consolidated Balance Sheets.

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

Repairs and maintenance are expensed to operations as incurred and are included in property operating expenses on the Company’s Condensed Consolidated Statements of Operations. Significant improvements to properties are capitalized. When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income or loss for the period.

The Company records acquired above-market and below-market leases at their fair values (using a discount rate which reflects the risks associated with the leases acquired). In the case of an above-market lease, the excess payment (the difference between (1) the contractual amounts to be received pursuant to the lease and (2) management’s estimate of fair-market lease rates for the lease, measured over a period equal to the remaining term of the lease) is recorded as an asset on the Company’s Condensed Consolidated Balance Sheets. In the case of a below-market lease, the difference between (1) the contractual amounts to be received pursuant to the lease and (2) management’s estimate of fair-market lease rates for the lease, measured over a period equal to the initial term plus the term of any below-market fixed-rate renewal options is recorded as a liability on the Company’s Condensed Consolidated Balance Sheets. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions.

In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related expenses. The amortization of acquired above-market and below-market leases is recorded as an adjustment to rental revenue on the Company’s Condensed Consolidated Statements of Operations. The amortization of in-place leases is recorded as an adjustment to depreciation and amortization expense on the Company’s Condensed Consolidated Statements of Operations.

The Company’s management reviews the Company’s real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. Since cash flows on real estate properties considered to be "long-lived assets to be held and used" are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. If the Company determines that an impairment has occurred, the affected assets must be reduced to their estimated fair value. During the three and nine months ended September 30, 2025 and 2024, no such impairments occurred.

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

•
Level 1 — quoted prices are available in active markets for identical investments as of the measurement date. The Company does not adjust the quoted price for these investments.
•
Level 2 — quoted prices are available in markets that are not active, or model inputs are based on inputs that are either directly or indirectly observable as of the measurement date.
•
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

Class E units held by the Adviser that are mandatorily redeemable and only subject to delays to the continuous obligation to ultimately redeem such units once sufficient availability exists under the share repurchase agreements (the “Mandatorily Redeemable Instruments”) are carried at their cash redemption value as if the units were repurchased or redeemable at the reporting date, which equals NAV per unit at the reporting date.

The carrying amounts of financial instruments such as other assets, accounts payable, accrued expenses and other liabilities approximate their fair values due to the short-term maturities and market rates of interest of these instruments.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$—	$134,925	$134,925	$—	$—	$79,310	$79,310
Investments in real estate-related and other securities	—	15,295	—	15,295	588	5,829	—	6,417
Total	$—	$15,295	$134,925	$150,220	$588	$5,829	$79,310	$85,727

Liabilities:
Mandatorily Redeemable Instruments	$—	$—	$83,803	$83,803	$—	$—	$105,325	$105,325
Interest rate swaps(1)	—	888	—	888	—	118	—	118
Treasury note futures contracts(1)	—	—	—	—	17	—	—	17
Total	$—	$888	$83,803	$84,691	$17	$118	$105,325	$105,460

(1) Included in accounts payable, accrued expenses and other liabilities on the Company’s Condensed Consolidated Balance Sheets.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Real Estate Debt (asset)	Mandatorily Redeemable Instruments (liability)
Balance at December 31, 2024	$79,310	$105,325
Additions	55,700	—
Repurchases	—	(23,211)
Distributions declared	—	3,094
Reclassify to distributions payable/paid	—	(3,094)
Redemption value adjustment	—	1,689
Fair value adjustment	(85)	—
Balance at September 30, 2025	$134,925	$83,803

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	September 30, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted - Average Rate	Impact to Valuation from an Increase in Input
Assets:
Investments in real estate debt	$134,925	Discounted cash flow	Market credit spread	SOFR(1) + 2.99%	Decrease

Liabilities:
Mandatorily Redeemable Instruments(2)	$83,803	Discounted cash flow	Discount rate/ Exit capitalization rate/ Market yield	7.53%/ 6.01%/ 6.04%	Decrease

(1) "SOFR" refers to the Secured Overnight Financing Rate, which was 4.13% at September 30, 2025.

(2) Mandatorily Redeemable Instruments are carried at the NAV of the Class E units and Class E shares, which is determined monthly in accordance with the Company's valuation guidelines.

Valuation of assets and liabilities not measured at fair value

The fair value of the Company’s financial instruments (other than mortgage notes, repurchase facility and the unsecured revolving credit facility), including cash and cash equivalents and other financial instruments, approximate their carrying or contract value. The fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value on the Condensed Consolidated Balance Sheets ($ in thousands):

	September 30, 2025		December 31, 2024
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Mortgage notes	$271,524	$270,311	$124,836	$123,252
Repurchase facility	88,575	88,575	46,800	46,832
Unsecured revolving credit facility	45,175	45,175	—	—
Total	$405,274	$404,061	$171,636	$170,084

(1) Carrying value excludes deferred financing costs and discounts.

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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the “OBBBA”). The OBBBA permanently extended certain provisions that were enacted in the Tax Cuts and Jobs Act of 2017. Such extensions included the permanent extension of the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers. The OBBBA also increased the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries (“TRSs”) (the permissible value of TRS securities that a REIT may hold) from 20% to 25% of the value of the REIT’s total assets for taxable years beginning after December 31, 2025. The Company is currently evaluating this legislation to determine its potential impact on the Company’s condensed consolidated financial statements and related disclosures.

4. Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	September 30, 2025	December 31, 2024
Building and building improvements	$748,110	$268,327
Land and land improvements	315,340	106,654
Furniture, fixtures and equipment	8,144	3,881
Total	1,071,594	378,862
Accumulated depreciation	(28,983)	(13,792)
Investments in real estate, net	$1,042,611	$365,070

Acquisitions

On March 7, 2025, the Company entered into a joint venture, of which the Company owns 98%, to originate a geographically diversified portfolio of construction loans that will be used to develop single-tenant net leased retail properties. The joint venture committed $50 million and secured a line of credit for $50 million to finance the loan originations. The joint venture held its first closing in July 2025.

On July 1, 2025, as a follow on to the portfolio acquisition on May 5, 2025, the Company acquired a Class-B, shallow-bay warehouse located in Dallas, Texas. The total purchase price was $12.5 million, excluding closing costs.

On July 10, 2025, the Company acquired a 76,028 square foot warehouse located in Hempstead, New York. The total purchase price was $18.6 million, excluding closing costs.

On July 21, 2025, the Company acquired a 257,200 square foot industrial asset located in Jacksonville, Florida. The total purchase price was $20.8 million, excluding closing costs.

On August 12, 2025, the Company acquired a 185-unit multifamily property located in Highland, New York. The total purchase price was $68.0 million, excluding closing costs.

On August 21, 2025, the Company acquired a multifamily portfolio of 647 workforce housing units across five properties in Charleston, South Carolina. The total purchase price was $86.3 million, excluding closing costs. The portfolio was acquired through a joint venture, of which the Company owns 90%.

On September 19, 2025, as a follow on to the portfolio acquisition on June 17, 2025, the Company acquired an industrial outdoor storage asset for $12.7 million, excluding closing costs. This transaction was executed as part of a sale-leaseback agreement with a leading North American transportation provider.

The following table provides details of the properties acquired during the nine months ended September 30, 2025 ($ and square feet in thousands):

Property Type	Purchase Price(1)	Number of Transactions	Number of Properties	Sq. Ft./Units
Industrial properties	$287,364	7	35	4,751 sq. ft.
Multifamily	442,851	8	12	2,152 units
Total	$730,215	15	47

(1) Purchase price is inclusive of acquisition-related costs.

The following table details the purchase price allocation for the properties acquired during the nine months ended September 30, 2025 ($ in thousands):

For the Nine Months Ended September 30,
2025
Building and building improvements	$471,135
Land and land improvements	208,542
Furniture, fixtures, and equipment	4,103
In-place lease and above market intangibles	42,166
Below market intangibles	(4,891)
Lease inducement asset	11,279
Deferred rental income	(2,119)
Total purchase price	730,215
Mortgage notes, net of discount and financing costs	(101,514)
Net working capital assumed	(4,965)
Deposit applied	(5,756)
Contributions from non-controlling interests	(9,808)
Net purchase price	$608,172

5. Investments in Real Estate Debt

The following table details the Company’s investments in real estate debt ($ in thousands):

					September 30, 2025			December 31, 2024
Real Estate Debt	Number of Positions	Credit Rating	Weighted-Average Coupon	Weighted-Average Maturity Date	Face Value	Cost Basis	Fair Value	Face Value	Cost Basis	Fair Value
Mezzanine loan	1	Not Rated	SOFR(1) + 5.22%	September 9, 2025	$16,825	$16,825	$16,825	$16,825	$16,825	$16,825
Commercial mortgage loans	2	Not Rated	SOFR(1) + 2.67%	January 27, 2027	118,100	118,100	118,100	62,400	62,400	62,485
Total investments in real estate debt	3				$134,925	$134,925	$134,925	$79,225	$79,225	$79,310

(1) SOFR was 4.13% and 4.33% on September 30, 2025 and December 31, 2024, respectively.

On June 24, 2025, the Company originated a $55.7 million commercial mortgage loan to finance the acquisition of Cortland at Armour Yards (the “Cortland Loan”), a 372-unit mid-rise apartment community located in Atlanta, Georgia. The mortgage loan has an initial term of two years and three, one-year extension options. The Cortland Loan was financed using proceeds from the Repurchase Facility (see Note 8).

The following table details the amounts recognized for the Company's investments in real estate debt ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$2,452	$1,527	$6,059	$2,424
Unrealized loss	(40)	—	(85)	—
Other expense, net	—	(3)	—	(9)
Total	$2,412	$1,524	$5,974	$2,415

6. Investments in Real Estate-Related and Other Securities

The following table details the Company’s investments in real estate-related and other securities ($ in thousands):

			September 30, 2025			December 31, 2024
Real Estate-Related and Other Securities	Weighted-Average Coupon	Weighted-Average Maturity Date	Face Amount	Cost Basis	Fair Value	Face Amount	Cost Basis	Fair Value
CMBS	6.9%	September 3, 2039	$15,000	$15,109	$15,295	$5,800	$5,797	$5,829
U.S. Treasury(1)	N/A	April 17, 2025	—	—	—	595	582	588
Total real estate-related and other securities			$15,000	$15,109	$15,295	$6,395	$6,379	$6,417

(1) Includes $0.5 million of securities pledged as collateral related to the treasury note futures contracts as of December 31, 2024.

The following table details the amounts recognized for the Company's investments in real estate-related and other securities ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$342	$7	$1,781	$18
Unrealized (loss) gain	(207)	—	153	—
Realized gain	171	—	506	—
Total income from investments in real estate-related and other securities	$306	$7	$2,440	$18

7. Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	September 30, 2025	December 31, 2024
Intangible assets:
In-place lease intangibles	$62,789	$20,964
Above-market lease intangibles	2,669	2,329
Total intangible assets	65,458	23,293
Accumulated amortization:
In-place lease amortization	(13,377)	(2,526)
Above-market lease amortization	(764)	(460)
Total accumulated amortization	(14,141)	(2,986)
Intangible assets, net	$51,317	$20,307
Intangible liabilities:
Below-market lease intangibles	$(8,050)	$(3,159)
Accumulated amortization:
Below-market lease amortization	2,200	362
Intangible liabilities, net	$(5,850)	$(2,797)

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of September 30, 2025 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Below-market Lease Intangibles
2025 (remaining)	$7,244	$113	$(754)
2026	9,189	450	(1,538)
2027	6,056	440	(876)
2028	5,309	426	(718)
2029	4,180	313	(363)
Thereafter	17,434	163	(1,601)
Total	$49,412	$1,905	$(5,850)

The in-place lease intangible amortization is recorded in depreciation and amortization while the above-market and below-market intangible amortization is recorded in rental revenue on the Company's Condensed Consolidated Statements of Operations.

The weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles and below-market lease intangibles for the properties acquired during the nine months ended September 30, 2025 were 7.0 years, 1.0 years and 2.7 years, respectively.

8. Mortgage Notes, Repurchase Facility and Unsecured Revolving Credit Facility

Mortgage notes

The following is a summary of the mortgage notes secured by the Company’s properties ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	September 30, 2025	December 31, 2024
Fixed rate debt secured by our properties
Caroline West Gray	5.44%	December 1, 2029	$45,911	$45,911
Caroline Post Oak	5.44%	December 1, 2029	40,528	40,528
Coda on Centre	4.28%	May 1, 2029	27,997	28,397
The Elmstead(1)	4.30%	April 1, 2031	21,245	—
Bass Lofts	3.95%	September 7, 2027	14,996	—
One Brooklyn	4.35%	July 1, 2028	6,600	—
Charleston	5.08%	September 1, 2030	59,728	—
Total fixed rate			217,005	114,836
Variable rate debt secured by our properties
6200 Bristol(2)	SOFR + 2.05%	April 1, 2029	10,000	10,000
Norfolk Industrial Portfolio(3)	SOFR + 1.75%	June 19, 2030	43,700	—
Stablewood	SOFR + 3.75%	August 8, 2028	819	—
Total variable rate			54,519	10,000
Total loans secured by real estate			271,524	124,836
Deferred financing costs, net			(3,316)	(1,142)
Mortgage discount, net			(1,622)	(603)
Total debt secured by our properties			$266,586	$123,091

(1) This loan is comprised of a senior and a mezzanine loan. The interest rate and maturity date presented are the weighted average.

(2) The Company entered into a non-hedge interest rate swap on April 2, 2024, which fixed the rate at 6.26%.

(3) The Company entered into a non-hedge interest rate swap on June 20, 2025, which fixed the rate at 5.41%.

The following table details the future principal payments due under the Company’s mortgage notes as of September 30, 2025 ($ in thousands):

Year	Mortgage Notes
2025 (remainder)	$231
2026	1,176
2027	15,458
2028	9,607
2029	125,273
Thereafter	119,779
Total future principal payments	$271,524

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

Advances under the Repurchase Facility accrue interest at a per annum rate equal to the Term SOFR Base Rate (as defined in the Repurchase Facility) for a one-month period plus a margin as agreed upon by the Buyer and the Company for each transaction. The Repurchase Facility contains affirmative and negative covenants and provisions regarding events of default that are normal and customary for similar repurchase facilities. The Operating Partnership has agreed to provide a limited guarantee of the obligations of the Company under the Repurchase Facility.

Borrowings from the Repurchase Facility were used to originate the commercial mortgage loans. On June 24, 2025, the Company financed the Cortland Loan using proceeds from the Repurchase Facility (see Note 5).

The Company’s borrowings from the Repurchase Facility as of September 30, 2025 and December 31, 2024 are detailed in the following table ($ in thousands):

				Borrowings Outstanding
	Maximum Facility Size	Weighted-Average Interest Rate	Maturity Date	September 30, 2025	December 31, 2024
Repurchase Facility	$150,000	SOFR(1) + 1.66%	August 22, 2027	$88,575	$46,800
Less: Unamortized deferred financing costs				(409)	(417)
	$150,000			$88,166	$46,383

(1) SOFR was 4.13% and 4.33% on September 30, 2025 and December 31, 2024, respectively.

The Company is subject to various financial and operational covenants under certain of its mortgage notes and the Repurchase Facility. These covenants require the Company to maintain certain financial ratios, which may include leverage, debt yield, and debt service coverage, among others. As of September 30, 2025, the Company was in compliance with all of its loan covenants that could result in a default under such agreements.

Unsecured revolving credit facility

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

Revolving loans and letters of credit under the Credit Facility will mature on July 15, 2028, subject to any earlier termination in accordance with the terms of the Credit Agreement and to certain extension options detailed therein. As of September 30, 2025, the outstanding balance of borrowings under the Credit Facility was $45.2 million.

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

9. Related Party Transactions

Due to Affiliates

The following table details the components of due to affiliates ($ in thousands):

	September 30, 2025	December 31, 2024
Operating expenses	$14,130	$10,970
Organization and offering costs	5,741	6,868
Stockholder servicing fees	5,299	1,607
Management fee	1,108	218
Accrued performance participation allocation	739	811
Total	$27,017	$20,474

Operating expenses

The Adviser has advanced $14.1 million and $11.0 million of operating expenses on the Company’s behalf as of September 30, 2025 and December 31, 2024, respectively. Pursuant to the Advisory Agreement, the Company will reimburse the Adviser for all advanced operating expenses ratably over the 60 months starting the earlier of (i) the first date that the Company’s NAV reaches $1 billion and (ii) December 31, 2026.

Organization and offering costs

Pursuant to the Advisory Agreement, the Adviser advanced amounts totaling $7.5 million of organization and offering costs (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through July 22, 2024. Commencing on July 22, 2024, the Company began reimbursing the Adviser for all such advanced costs ratably over a 60-month period. During the three and nine months ended September 30, 2025, the Company reimbursed $0.4 million and $1.1 million to the Adviser, respectively.

The outstanding organization and offering expenses due to the Adviser were $5.7 million and $6.9 million as of September 30, 2025 and December 31, 2024, respectively.

Stockholder servicing fees

The Dealer Manager is entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of up to 0.5%, of the transaction price of each Class T share sold in the primary offering, however such amounts may vary at certain participating broker-dealers provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. The Dealer Manager is entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the primary offering. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each share sold in the Class Y private offering. No upfront selling commissions or dealer manager fees will be paid with respect to purchases of Class E, Class I or Class X shares or shares of any class sold pursuant to the distribution reinvestment plan.

The Dealer Manager also receives a stockholder servicing fee of 0.25%, 0.85% and 0.85% per annum of the aggregate NAV of the Company’s outstanding Class D shares, Class S shares and Class T shares, respectively. The Company will cease paying the stockholder servicing fee with respect to any Class D share, Class S share and Class T share sold in the primary offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such share would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such share (including the gross proceeds of any shares issued under the distribution reinvestment plan with respect thereto). At the end of such month, such Class D share, Class S share or Class T share (and any shares issued under the distribution reinvestment plan with respect thereto) will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV of such share. The Company will accrue the cost of the lifetime stockholder servicing fee as an offering cost at the time each Class D, Class S and Class T share is sold during the primary offering. The Company’s obligations to pay stockholder servicing fees with respect to the Class D, Class S and Class T shares distributed in the Offering will survive until such shares are no longer outstanding (including because such shares converted into Class I shares). As of September 30, 2025, the Company had accrued stockholder servicing fees of $5.3 million. Stockholder servicing fees are recorded as a component of due to affiliates on the Company’s Condensed Consolidated Balance Sheets.

With respect to the Company's outstanding Class Y shares, the Company pays the Dealer Manager stockholder servicing fees of 0.85% per annum of the aggregate NAV of the Company’s outstanding Class Y shares. The Company will cease paying the stockholder servicing fee with respect to any Class Y share sold at the end of the month in which the total selling commissions and stockholder servicing fees paid with respect to such share would exceed 8.75% of the gross proceeds from the sale of such share (including the gross proceeds of any Class Y shares issued under the distribution reinvestment plan). At the end of such month, such Class Y share (and any shares issued under the distribution reinvestment plan with respect thereto) that did not previously convert to Class S shares pursuant to certain conversion terms set forth in the Company’s charter (the “Charter”) will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV of such share. Following the conversion of any Class Y shares into Class S shares, the Company will pay the Dealer Manager stockholder servicing fees with respect to such outstanding Class S shares equal to 0.85% per annum of the aggregate NAV of such outstanding Class S shares. The Company will accrue the cost of the lifetime stockholder servicing fee as an offering cost at the time each Class Y share is sold during the private offering of Class Y shares. The Company's obligations to pay stockholder servicing fees with respect to Class Y shares distributed shall survive until such shares are no longer outstanding (including because such shares converted into Class I shares).

There is no stockholder servicing fee with respect to Class E, Class I or Class X shares.

Management fee

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

The Adviser and certain of its Affiliates receive fees and compensation in connection with the ongoing management of the assets of the Company. The Adviser is paid a management fee equal to 1.00% of NAV per annum for Class D, Class I, Class S and Class T shares and 0.75% of NAV per annum for Class X and Class Y shares, payable monthly. The management fee is paid, at the Adviser’s election, in cash, Class E shares, or Class E units. The Class E shares are not subject to the management fee. The Adviser waived its management fee through December 31, 2022. For the three and nine months ended September 30, 2025, the Company incurred management fees of $0.5 million and $1.3 million, respectively. For the three and nine months ended September 30, 2024, the Company incurred management fees of $0.3 million and $0.7 million, respectively. Management fees are recorded as a component of general and administrative expenses on the Company's Condensed Consolidated Statements of Operations. As of September 30, 2025, the Company had accrued management fees of $1.1 million. Management fees are recorded as a component of due to affiliates on the Company’s Condensed Consolidated Balance Sheets.

Accrued performance participation allocation

The Company, as general partner, and the Special Limited Partner entered into the Limited Partnership Agreement of the Operating Partnership on June 3, 2022, which was amended and restated on September 20, 2022, and November 13, 2023.

The Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership equal to (i) 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined in the Operating Partnership limited partnership agreement) with respect to Class D, I, S, and T units of the Operating Partnership and (ii) 10.0% of the annual Class X and Y Total Return, subject to a 7% Class X and Y Hurdle Amount and a Class X and Y High-Water Mark, with a 50% Class X and Y Catch-Up (each term as defined in the Operating Partnership’s limited partnership agreement) with respect to Class X units of the Operating Partnership and Class Y units of the Operating Partnership, respectively. Such allocation is measured on a calendar year basis, settled quarterly and accrued monthly. The performance participation interest is not paid on the Class E shares and Class E units. For the three and nine months ended September 30, 2025, the Company incurred $0.7 million and $0.7 million of performance participation allocation. For the three and nine months ended September 30, 2024, the Company incurred $0.2 million and $0.6 million relating to the performance participation allocation, respectively. The performance participation allocation is recorded as a component of general and administrative expenses on the Company's Condensed Consolidated Statements of Operations. As of September 30, 2025, the Company had accrued performance participation allocation of $0.7 million. The performance participation allocation is recorded as a component of due to affiliates on the Company’s Condensed Consolidated Balance Sheets.

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

JPMIM Investment

Pursuant to a subscription agreement dated February 23, 2022, JPMIM agreed to purchase an aggregate of $100 million in Class E shares or Class E units, provided that, if the Company receives capital commitments from investors in the private placement of Class E shares exceeding $100 million (“Other Seed Investor Commitments”), JPMIM’s commitment may, in JPMIM’s discretion, be reduced by an amount equal to (i) the aggregate amount of Other Seed Investor Commitments, minus (ii) $100 million, provided that such reduction amount will not exceed $75 million.

On May 26, 2022, JPMIM’s Subscription Agreement dated February 23, 2022 for Class E shares or Class E units was amended to provide that the expiration of the JPMIM commitment was August 23, 2023; provided, that following such date JPMIM may, in its discretion, elect to purchase additional Class E shares or Class E units until the earlier to occur of (i) July 22, 2025 and (ii) the date that the Company’s NAV is at least $1.5 billion.

On July 14, 2025, the Company entered into a Second Amendment to Subscription Agreement (the “Amendment”) by and among the Company, the Operating Partnership and the Adviser to amend the repurchase terms for shares of the Company and units of the Operating Partnership purchased by the Adviser. Pursuant to the Amendment, following the end of each month after the earlier of (i) the first date that the Company’s net asset value reaches $1.5 billion and (ii) July 22, 2025, the Company and/or the Operating Partnership will automatically, and without any further action by the Company, the Adviser or any affiliate thereof, repurchase or redeem, as applicable, from the Adviser a number of securities in an amount equal to 80% of the net monthly proceeds from the Offerings, but not to exceed 80% of any remaining availability of repurchases under the Company’s share repurchase plan, after fulfilling any third-party stockholder repurchase requests with respect to such month pursuant thereto. See Note 13 for further details.

10. Other Assets and Liabilities

The following table summarizes the components of other assets ($ in thousands):

	September 30, 2025	December 31, 2024
Lease inducement asset	$11,062	$—
Deferred financing costs, net	3,181	—
Straight-line rent receivable	2,430	976
Pre-acquisition costs	1,009	5
Prepaid expenses	1,341	896
Tenant receivables	1,596	1,131
Interest receivable	756	467
Other	11	25
Total	$21,386	$3,500

The following table summarizes the components of accounts payable, accrued expenses and other liabilities ($ in thousands):

	September 30, 2025	December 31, 2024
Redemptions payable(1)	$7,324	$—
Accrued expenses	6,165	2,482
Real estate taxes payable	3,825	206
Distributions payable(2)	3,146	1,537
Tenant security deposits	2,236	638
Deferred rental income	2,090	—
Accounts payable	464	291
Other	2,337	203
Total	$27,587	$5,357

(1) Includes $6.8 million relating to Mandatorily Redeemable Instruments held by the Adviser as of September 30, 2025.

(2) Includes $0.3 million and $0.4 million as of September 30, 2025 and December 31, 2024, respectively, relating to distributions declared on Class E units and Class E shares held by the Adviser.

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

The following table details the components of operating lease income from the Company's retail and industrial properties ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed lease payments	$6,473	$2,016	$12,935	$4,684

The following table presents the future minimum rents the Company expects to receive from its retail and industrial properties as of September 30, 2025 ($ in thousands):

Year	Amount
2025 (remainder)	$6,681
2026	26,919
2027	25,932
2028	25,318
2029	22,759
Thereafter	142,438
Total	$250,047

12. Equity and Redeemable Non-Controlling Interest

Authorized capital

The Company is authorized to issue preferred stock and seven classes of common stock consisting of Class D shares, Class I shares, Class S shares, Class T shares, Class E shares, Class X shares and Class Y shares. The differences among the common share classes relate to upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. See Note 2 for additional detail on each share class.

As of September 30, 2025, in accordance with the Charter, the Company had authority to issue 5.5 billion shares, consisting of the following (shares in thousands):

Classification	Number of Shares	Par Value
Class D Shares	600,000	$0.01
Class I Shares	1,500,000	0.01
Class S Shares	1,000,000	0.01
Class T Shares	600,000	0.01
Class E Shares	600,000	0.01
Class X Shares	500,000	0.01
Class Y Shares	600,000	0.01
Preferred Stock	100,000	0.01
Total	5,500,000

Common Stock

The following tables detail the movement in the Company’s outstanding shares of common stock (in thousands). There were no outstanding Class S, Class T or Class X shares as of September 30, 2025:

	For the Three Months Ended September 30, 2025
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y	Total
Beginning balance, June 30, 2025:	1,138	12,783	—	—	49,772	—	5,471	69,164
Common stock issued(1)	(120)	775	—	—	3,623	—	1,661	5,939
Common stock repurchased	(1)	(308)	—	—	(661)	—	(9)	(979)
Ending balance, September 30, 2025	1,017	13,250	—	—	52,734	—	7,123	74,124

	For the Nine Months Ended September 30, 2025
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y	Total
Beginning balance, December 31, 2024:	993	10,146	56	—	18,566	—	2,131	31,892
Common stock issued(1)	28	3,632	—	—	34,832	—	5,004	43,496
Common stock repurchased	(4)	(528)	(56)	—	(664)	—	(12)	(1,264)
Ending balance, September 30, 2025	1,017	13,250	—	—	52,734	—	7,123	74,124

(1) Common stock issued includes conversions between share classes.

There was no outstanding preferred stock as of September 30, 2025 and December 31, 2024, respectively.

Share repurchases

The Company repurchased shares of its common stock for $4.8 million and $7.8 million during the three and nine months ended September 30, 2025, respectively. The Company had no unfulfilled repurchase requests during the three and nine months ended September 30, 2025. See Note 13 for further details on repurchases of Mandatorily Redeemable Instruments.

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

The following tables detail the distributions declared for shares of each applicable class of common stock:

	For the Three Months Ended September 30, 2025
	Class D	Class I	Class S(2)	Class T	Class E	Class X	Class Y
Gross distributions declared per share of common stock	$0.1155	$0.1155	$—	$—	$0.1155	$—	$0.1155
Stockholder servicing fee per share of common stock(1)	—	—	—	—	—	—	(0.0235)
Net distributions declared per share of common stock	$0.1155	$0.1155	$—	$—	$0.1155	$—	$0.0920

	For the Nine Months Ended September 30, 2025
	Class D	Class I	Class S(2)	Class T	Class E	Class X	Class Y
Gross distributions declared per share of common stock	$0.3405	$0.3405	$0.0375	$—	$0.3405	$—	$0.3405
Stockholder servicing fee per share of common stock(1)	—	—	(0.0078)	—	—	—	(0.0695)
Net distributions declared per share of common stock	$0.3405	$0.3405	$0.0297	$—	$0.3405	$—	$0.2710

(1) Stockholder servicing fees only apply to Class D, Class S, Class T and Class Y shares. For purposes of NAV, the Company recognizes the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, the Company accrues the lifetime cost of the stockholder servicing fee as an offering cost at the time Class D, Class S, Class T and Class Y shares are sold. The stockholder servicing fee on Class D shares was waived as of September 30, 2025, and the NAV attributable to current holders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity. The Company accrued stockholder servicing fees of $5.3 million and $1.6 million as of September 30, 2025 and December 31, 2024, respectively.

(2) All Class S shares were repurchased prior to the February 28, 2025 record date for distribution.

Redeemable Non-Controlling Interest

In connection with its performance participation interest, the Special Limited Partner holds Class E units. See Note 9 for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class E units for cash, at its election, the Company has classified these Class E units as redeemable non-controlling interest in mezzanine equity on the Company’s Condensed Consolidated Balance Sheets. The redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and distributions, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period which is $0.8 million as of September 30, 2025.

13. Mandatorily Redeemable Instruments

The Class E units and Class E shares held by JPMIM and purchased pursuant to the Initial Capitalization are mandatorily redeemable, and only subject to delays to the continuous obligation to ultimately redeem the instruments once sufficient availability exists under share repurchase agreements. Therefore, the Mandatorily Redeemable Instruments held by JPMIM are classified as a liability pursuant to Topic 480 — Distinguishing Liabilities from Equity and are presented as Mandatorily Redeemable Instruments at the initial funding amount received, which is equivalent to fair value at the issuance dates. Subsequently, the Mandatorily Redeemable Instruments are carried at their cash redemption value as if the Class E units or Class E shares were repurchased or redeemable at the reporting date, which equals NAV per Class E unit or Class E share. The change in carrying value (changes in NAV per Class E unit or Class E share) is classified as Mandatorily redeemable instruments interest costs along with any cash distributions declared in the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2025, the Company recorded $2.0 million and $4.8 million of Mandatorily redeemable instruments interest costs in the Condensed Consolidated Statements of Operations, which consisted of redemption value adjustments of $1.1 million and $1.7 million and distribution expenses of $0.9 million and $3.1 million, respectively.

As an investor in Class E units, JPMIM's interest does not have any voting rights but is entitled to receive distributions at the same rate applicable to other classes of units.

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

As of December 31, 2024, the Company had sold 9.0 million Class E units and 0.5 million Class E shares to the Adviser for an aggregate purchase price of $94.2 million and $5.8 million, respectively. During the three and nine months ended September 30, 2025, the Company did not sell any Class E units or Class E shares to the Adviser that are subject to mandatory repurchase requirements (see Note 2). During the three and nine months ended September 30, 2025, the Company repurchased 0.5 million Class E shares and 1.6 million Class E units amounting to $23.2 million. As of September 30, 2025, there are no outstanding Class E shares held by the Adviser that are subject to mandatory repurchase requirements.

The following table details the Mandatorily Redeemable Instruments activity for the nine months ended September 30, 2025 ($ in thousands):

Amount
Balance at the beginning of the year	$105,325
Repurchases	(23,211)
Distributions declared	3,094
Reclassification to distributions payable/paid	(3,094)
Redemption value adjustment	1,689
Ending balance	$83,803

The following table details the future payments due under the Mandatorily Redeemable Instruments as of September 30, 2025 ($ in thousands):

Year	Total(1)
2025 (remainder)	$83,803
2026	—
2027	—
2028	—
2029	—
Thereafter	—
Total future payments	$83,803

(1) Redemptions of Mandatorily Redeemable Instruments are subject to the share repurchase plan’s 2% monthly and 5% quarterly caps after satisfying repurchase requests from stockholders.

Redemption features

JPMIM has agreed to hold all of the Class E shares and Class E units it purchased as part of the JPM Initial Capitalization until the earlier of (i) the first date that the Company’s NAV reaches $1.5 billion and (ii) July 22, 2025. Following such date, each month the Company and/or the Operating Partnership will automatically, and without any further action by the Company, the Adviser or any affiliate thereof, repurchase or redeem, as applicable, from the Adviser (each, a “JPM Mandatory Repurchase”) a number of securities in an amount equal to 80% of the net monthly Offerings proceeds of the Company, but not to exceed 80% of any remaining availability of repurchases under the Company’s share repurchase plan, after fulfilling any third-party stockholder repurchase requests with respect to such month pursuant thereto. Notwithstanding the foregoing, the Company will not effect any JPM Mandatory Repurchase during any month in which the full amount of all shares requested to be repurchased by stockholders other than JPMIM under the share repurchase plan is not repurchased or when the share repurchase plan has been suspended.

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

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Code. The Mandatorily Redeemable Instruments receive the same gross distribution per share as the Class E common stock. For the three and nine months ended September 30, 2025, distributions declared on the Mandatorily Redeemable Instruments totaled $0.9 million and $3.1 million, respectively. When a distribution is declared, the Company records a distribution expense as a component of Mandatorily redeemable instruments interest cost in the Condensed Consolidated Statements of Operations. A distribution payable is also recorded within accounts payable, accrued expenses and other liabilities on the Company's Condensed Consolidated Balance Sheets until the distribution is paid. The distribution payable for Mandatorily Redeemable Instruments was $0.3 million and $0.4 million as of September 30, 2025 and December 31, 2024, respectively.

14. Earnings Per Share

The Company's net loss and weighted-average number of shares outstanding for the three and nine months ended September 30, 2025 and 2024 consist of the following ($ and shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss attributable to JPMREIT stockholders	$(6,419)	$(2,653)	$(4,707)	$(7,858)
Weighted-average shares of common stock outstanding, basic and diluted	72,503	18,655	62,968	16,448

The calculation of basic and diluted net loss per share amounts for the three and nine months ended September 30, 2025 and 2024 consists of the following ($ and shares in thousands except per-share numbers):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic and Diluted Net Loss per Share Attributable to JPMREIT Stockholders
Numerator:
Net loss attributable to JPMREIT stockholders	$(6,419)	$(2,653)	$(4,707)	$(7,858)
Denominator:
Weighted-average shares of common stock outstanding	72,503	18,655	62,968	16,448
Basic and diluted net loss per share of common stock	$(0.09)	$(0.14)	$(0.07)	$(0.48)

For the three and nine months ended September 30, 2025 and three and nine months ended September 30, 2024, unvested Class E shares awarded to the Company's independent directors as compensation for their service are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculations would be anti-dilutive for the periods. There were no other potentially dilutive, unvested common shares for the three and nine months ended September 30, 2025 and 2024.

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

The following table details the total assets by segment ($ in thousands):

Segment	September 30, 2025	December 31, 2024
Multifamily	$616,812	$174,928
Industrial	409,850	120,741
Single-family rental	44,163	45,005
Retail	58,630	51,081
Investments in real estate debt, real estate-related and other securities	151,095	91,859
Other (corporate)	7,509	120,382
Total assets	$1,288,059	$603,996

The following table details the financial results by segment for the three months ended September 30, 2025 ($ in thousands):

	Multifamily	Industrial	Single-family rental	Retail	Investments in real estate debt, real estate-related and other securities	Total
Revenues
Rental revenue	$12,911	$7,445	$900	$1,300	$—	$22,556
Total revenues	12,911	7,445	900	1,300	—	22,556
Expenses
Rental property operating	5,065	1,171	639	560	—	7,435
Total expenses	5,065	1,171	639	560	—	7,435
Income from investments in real estate debt	—	—	—	—	2,412	2,412
Income from investments in real estate-related and other securities	—	—	—	—	306	306
Segment net operating income	$7,846	$6,274	$261	$740	$2,718	$17,839
Depreciation and amortization	$(8,182)	$(5,267)	$(384)	$(530)	$—	$(14,363)
General and administrative						(2,412)
Mandatorily redeemable instruments interest costs						(2,045)
Interest expense						(5,567)
Other loss, net						(148)
Net loss						$(6,696)
Net loss attributable to non-controlling interests in consolidated joint ventures						(277)
Net loss attributable to JPMREIT stockholders						$(6,419)

The following table details the financial results by segment for the three months ended September 30, 2024 ($ in thousands):

	Multifamily	Industrial	Single-family rental	Retail	Investments in real estate debt, real estate-related and other securities	Total
Revenues
Rental revenue	$3,815	$1,393	$236	$1,409	$—	$6,853
Total revenues	3,815	1,393	236	1,409	—	6,853
Expenses
Rental property operating	1,947	231	616	525	—	3,319
Total expenses	1,947	231	616	525	—	3,319
Income from investments in real estate debt	—	—	—	—	1,524	1,524
Income from investment in real estate-related and other securities	—	—	—	—	7	7
Segment net operating income (loss)	$1,868	$1,162	$(380)	$884	$1,531	$5,065
Depreciation and amortization	$(1,116)	$(699)	$(348)	$(611)	$(5)	$(2,780)
General and administrative						(1,344)
Mandatorily redeemable instruments interest costs						(2,268)
Interest expense						(2,123)
Other income, net						768
Net loss						$(2,682)
Net loss attributable to non-controlling interests in consolidated joint ventures						(29)
Net loss attributable to JPMREIT stockholders						$(2,653)

The following table details the financial results by segment for the nine months ended September 30, 2025 ($ in thousands):

	Multifamily	Industrial	Single-family rental	Retail	Investments in real estate debt, real estate-related and other securities	Total
Revenues
Rental revenue	$23,455	$13,895	$2,229	$4,482	$—	$44,061
Total revenues	23,455	13,895	2,229	4,482	—	44,061
Expenses
Rental property operating	9,335	2,127	1,597	1,845	—	14,904
Total expenses	9,335	2,127	1,597	1,845	—	14,904
Income from investments in real estate debt	—	—	—	—	5,974	5,974
Income from investments in real estate-related and other securities	—	—	—	—	2,440	2,440
Segment net operating income	$14,120	$11,768	$632	$2,637	$8,414	$37,571
Depreciation and amortization	$(12,943)	$(9,571)	$(1,153)	$(2,386)	$—	$(26,053)
General and administrative						(5,610)
Mandatorily redeemable instruments interest costs						(4,783)
Interest expense						(11,047)
Other income, net						4,825
Net loss						$(5,097)
Net loss attributable to non-controlling interests in consolidated joint ventures						(390)
Net loss attributable to JPMREIT stockholders						$(4,707)

The following table details the financial results by segment for the nine months ended September 30, 2024 ($ in thousands):

	Multifamily	Industrial	Single-family rental	Retail	Investments in real estate debt, real estate-related and other securities	Total
Revenues
Rental revenue	$11,150	$4,244	$303	$2,106	$—	$17,803
Total revenues	11,150	4,244	303	2,106	—	17,803
Expenses
Rental property operating	4,530	713	1,223	779	6	7,251
Total expenses	4,530	713	1,223	779	6	7,251
Income from investments in real estate debt	—	—	—	—	2,415	2,415
Income from investment in real estate-related and other securities	—	—	—	—	18	18
Segment net operating income (loss)	$6,620	$3,531	$(920)	$1,327	$2,427	$12,985
Depreciation and amortization	$(3,328)	$(2,097)	$(765)	$(874)	$—	$(7,078)
General and administrative						(3,583)
Mandatorily redeemable instruments interest costs						(5,836)
Interest expense						(5,510)
Other income, net						1,118
Net loss						$(7,904)
Net loss attributable to non-controlling interests in consolidated joint ventures						(46)
Net loss attributable to JPMREIT stockholders						$(7,858)

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

The following table details the Company’s outstanding interest rate swaps that were non-designated hedges of interest rate risk (notional amount in thousands):

	September 30, 2025
Interest rate swap	Number of Instruments	Notional Amount	Weighted-Average Strike Rate	Index	Weighted-Average Maturity (Years)	Weighted-Average Commencement Date	Weighted-Average Maturity Date
Interest rate swaps – mortgage notes	2	$53,700	3.76%	SOFR	2.8	March 29, 2025	July 18, 2028

The following table details the fair value of the Company's derivative financial instruments ($ in thousands):

	Fair Value of Derivatives(1)
	September 30, 2025	December 31, 2024
5-year Treasury note futures	$—	$(16)
2-year Treasury note futures	—	(1)
Interest rate swaps	(888)	(118)

(1) The derivative liability balances as of September 30, 2025 and December 31, 2024 are included in accounts payable, accrued expenses and other liabilities.

For the three and nine months ended September 30, 2025, the Company recorded an unrealized loss related to changes in the fair value of its derivative financial instruments of $0.6 million and $0.6 million, respectively. Changes in fair value of the Company's derivative financial instruments are recorded within other income, net on the Condensed Consolidated Statements of Operations.

17. Commitments and Contingencies

Litigation

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2025, the Company was not involved in any material legal proceedings.

18. Subsequent Events

The Company evaluated subsequent events through the issuance date of the financial statements, and determined that except as otherwise disclosed herein there were no additional material subsequent events requiring disclosure.

On October 2, 2025, the Company entered into a joint venture, of which the Company owns 95%, to acquire a controlling interest in a 133-unit multifamily community in Boston, Massachusetts for $41.0 million, excluding closing costs.

On October 9, 2025, the Company closed on a $106.5 million senior mortgage loan to refinance a five-property, 703-unit, multifamily portfolio located in Tennessee and Alabama. The mortgage loan has an initial three-year term and two, one-year extension options.

On October 31, 2025, in accordance with the Amendment, the Company repurchased 1.0 million Class E units from the Adviser for an aggregate amount of $11.4 million.

On November 5, 2025, the Company acquired a 136,000 square foot neighborhood retail center in Coral Springs, Florida for $53.7 million, excluding closing costs

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References herein to the “Company,” “we,” “us,” or “our” refer to J.P. Morgan Real Estate Income Trust, Inc. together with its consolidated subsidiaries, including J.P. Morgan REIT Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership of which we are the general partner, unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Our board of directors at all times has ultimate oversight and policymaking authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the advisory agreement between us, the Operating Partnership and J.P. Morgan Investment Management Inc. (the “Adviser”) (as amended, the “Advisory Agreement”), however, our board of directors has delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors.

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

Q3 2025 Highlights

Capital raising and distributions

•
Raised net proceeds of $59.3 million from the sale of shares of our common stock including shares issued under our distribution reinvestment plan during the three months ended September 30, 2025.
•
Declared distributions totaling $9.2 million for the three months ended September 30, 2025, including $0.9 million related to Class E shares and Class E units owned by the Adviser. The details of the average annualized distribution rates and total returns as of September 30, 2025 are shown in the following table:

	Class D	Class I	Class E	Class Y
Average annualized distribution rate(1)	4.51%	4.49%	4.21%	3.42%
Year-to-date total return, without upfront selling commissions(2)	3.73%	3.75%	4.97%	3.76%
Year-to-date total return, assuming maximum upfront selling commissions(2)	2.20%	3.75%	4.97%	0.26%
Inception-to-date total return, without upfront selling commissions(2) (3)	5.81%	5.90%	7.78%	5.46%
Inception-to-date total return, assuming maximum upfront selling commissions(2) (3)	5.24%	5.90%	7.78%	3.41%

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

Investing

•
On March 7, 2025, we entered into a joint venture, of which we own 98%, to originate a geographically diversified portfolio of construction loans that will be used to develop single-tenant net leased retail properties. The joint venture committed $50 million and secured a line of credit for $50 million to finance the loan originations. The joint venture held its first closing in July 2025.
•
On July 1, 2025, as a follow on to the portfolio acquisition on May 5, 2025, we acquired a Class-B, shallow-bay warehouse located in Dallas, Texas. The total purchase price was $12.5 million, excluding closing costs.
•
On July 10, 2025, we acquired a 76,028 square foot warehouse located in Hempstead, New York. The total purchase price was $18.6 million, excluding closing costs.
•
On July 21, 2025, we acquired a 257,200 square foot industrial asset located in Jacksonville, Florida. The total purchase price was $20.8 million, excluding closing costs.
•
On August 12, 2025, we acquired a 185-unit multifamily property located in suburban New York. The total purchase price was $68.0 million, excluding closing costs.
•
On August 21, 2025, we acquired a multifamily portfolio of 647 workforce housing units across five properties in Charleston, South Carolina. The total purchase price was $86.3 million, excluding closing costs. The portfolio was acquired through a joint venture, of which we own 90%.
•
On September 19, 2025, as a follow on to the portfolio acquisition on June 17, 2025, we acquired an industrial outdoor storage asset for $12.7 million, excluding closing costs. This transaction was executed as part of a sale-leaseback agreement with a leading North American transportation provider

Financing

•
In connection with the Hempstead, New York acquisition, we assumed a $6.6 million mortgage loan, which bears interest at 4.35% and is interest only through its maturity date of July 2028.
•
In connection with the August 21, 2025 multifamily portfolio acquisition, we obtained five, five-year fixed rate loans totaling $59.7 million at a weighted average interest rate of 5.083% that mature on September 1, 2030.
•
On August 12, 2025, in connection with the acquisition of our 185-unit multi-family property located in suburban New York, we drew $45.2 million under our unsecured revolving credit facility.

Portfolio

The following chart outlines the percentage of our assets across investments in real estate, real estate debt and real estate-related and other securities based on fair value by category as of September 30, 2025:

Asset Allocation(1)
1%
10%
89%
Real estate
Real estate debt
Real estate-related and other securities

(1) Real estate includes our direct property investments; real estate debt is the mezzanine Loan and commercial mortgage loans; and real estate-related and other securities consists of our CMBS investments.

The following charts further describe the composition of our investments in real estate based on estimated fair value as of September 30, 2025:

Property Type
5%
36%
55%
4%
Multifamily
Single-family rental
Industrial
Retail

Investments in real estate

As of September 30, 2025, we owned 57 real estate properties which are summarized in the following table ($ in thousands):

Property type	Number of Properties	Sq. Ft. (in thousands)/Number of Units	Occupancy Rate(1)	Gross Asset Value(2)	Revenue(3)	Percent of Revenue
Multifamily	15	2,840 units	93%	$649,565	$60,552	61%
Single-family rental(4)	1	126 units	81%	47,001	2,991	3%
Industrial(5)	39	5,465 sq. ft.	98%	418,014	30,411	30%
Retail(1)	2	100 sq. ft.	100%	60,272	6,014	6%
Total	57			$1,174,852	$99,968	100%

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

(2) Based on fair value as of September 30, 2025.

(3) Revenue is calculated as annualized revenue inclusive of tenant recoveries, straight-line rent, above-market lease amortization and below-market lease amortization.

(4) The 126 Fiore townhomes are included as a single property.

(5) Includes 3.7 million square feet of land related to industrial outdoor storage and 1.8 million sq. ft of buildings related to other industrial properties.

The following table provides information regarding our real estate properties as of September 30, 2025:

Property Type and Investment	Number of Properties	Location(3)	Acquisition Date	Ownership Interest(1)	Sq. Feet (in thousands)/Number of Units	Occupancy(2)
Multifamily:
Caroline West Gray	1	Houston, TX	November 2022	95%	275 units	95%
Caroline Post Oak	1	Houston, TX	November 2022	95%	238 units	93%
Coda on Centre	1	Pittsburgh, PA	December 2022	100%	175 units	100%
Preserve at Pine Valley	1	Wilmington, NC	February 2025	90%	219 units	90%
Bass Lofts	1	Atlanta, GA	March 2025	100%	133 units	97%
The Elmstead	1	South Easton, MA	June 2025	100%	100 units	94%
The Kensley	1	Jacksonville, FL	June 2025	100%	300 units	83%
Emblem Oswego	1	Oswego, IL	June 2025	100%	312 units	88%
Reflections at Red Mountain	1	Mesa, AZ	June 2025	100%	256 units	89%
Charleston Darby Portfolio	5	Charleston, SC	August 2025	90%	647 units	93%
Vineyard Commons	1	Highland, NY	August 2025	100%	185 units	98%
Total multifamily	15				2,840 units
Single-family rental:
Fiore(4)	1	Sarasota, FL	December 2023 - September 2024	100%	126 units	81%
Total single-family rental	1				126 units
Industrial:
Industrial outdoor storage
6200 Bristol	1	Philadelphia, PA	October 2022	100%	424 sq. ft.	100%
Industrial outdoor storage portfolio	17	Various(7)	June and September 2025	100%	3,284 sq. ft.	100%
Total industrial outdoor storage	18				3,708 sq. ft.
Other industrial
Savannah Truck Terminal	1	Savannah, GA	July 2023	100%	136 sq. ft.	100%
PODS	2	Various(5)	November 2024	100%	154 sq. ft.	100%
Norfolk Industrial Portfolio	7	Various(6)	April 2025	88%	581 sq. ft.	89%
Dallas Infill Portfolio	9	Dallas, TX	May and July 2025	100%	553 sq. ft.	97%
One Brooklyn	1	Hempstead, NY	July 2025	100%	76 sq. ft.	100%
11801 Industry	1	Jacksonville, FL	July 2025	100%	257 sq. ft.	100%
Total other industrial	21				1,757 sq. ft.
Total industrial	39
Retail:
Shops at Grand Avenue	1	Queens, NY	May 2024	95%	100 sq. ft.	100%
Stablewood(2)	1	Various	Various	98%	—	—
Total retail	2				100 sq. ft.

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

(5) Includes one property located in Tampa, Florida and one located in Pinellas Park, Florida

(6) Includes six properties located in Norfolk, Virginia and one located in Rockledge, Florida

(7) Includes five properties located in Illinois, three properties located in New Jersey, two properties in each of Pennsylvania, New York and Wisconsin and one property in each of California, Connecticut and Washington.

Lease expirations

The following table details the expiring leases at our retail and industrial properties by annualized base rent as of September 30, 2025 ($ in thousands). The table below excludes our multifamily and single-family rental properties as substantially all leases at such properties expire within 12 months:

	Industrial			Retail
Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Based Rent Expiring	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Based Rent Expiring
2025 (remainder)	—	$—	—	—	$—	—
2026	11	2,279	10%	—	—	—
2027	3	1,031	5%	1	98	3%
2028	6	1,380	6%	3	609	19%
2029	4	2,178	10%	—	—	—
2030	4	4,555	21%	1	110	3%
2031	2	631	3%	—	—	—
2032	1	519	2%	—	—	—
2033	—	—	—	1	1,784	57%
2034	1	136	1%	2	372	12%
Thereafter	18	9,167	42%	1	173	6%
Total	50	$21,877	100%	9	$3,146	100%

(1) Annualized base rent is determined from the annualized straight-line rent due to expire in the year of lease expiration and excludes tenant recoveries, above-market lease amortization and below-market lease amortization.

Investments in real estate debt

The following table summarizes our investments in real estate debt as of September 30, 2025 and December 31, 2024 ($ in thousands):

					September 30, 2025			December 31, 2024
Real Estate Debt	Number of Positions	Credit Rating	Weighted-Average Coupon	Weighted-Average Maturity Date	Face Value	Cost Basis	Fair Value	Face Value	Cost Basis	Fair Value
Mezzanine loan	1	Not Rated	SOFR(1) + 5.22%	September 9, 2025	$16,825	$16,825	$16,825	$16,825	$16,825	$16,825
Commercial mortgage loans	2	Not Rated	SOFR(1) + 2.67%	January 27, 2027	118,100	118,100	118,100	62,400	62,400	62,485
Total investments in real estate debt	3				$134,925	$134,925	$134,925	$79,225	$79,225	$79,310

(1) SOFR on September 30, 2025 and December 31, 2024 was 4.13% and 4.33%, respectively.

Investments in real estate-related and other securities

The following table summarizes our investments in real estate-related and other securities as of September 30, 2025 and December 31, 2024 ($ in thousands):

			September 30, 2025			December 31, 2024
Real Estate-Related and Other Securities	Weighted-Average Coupon	Weighted-Average Maturity Date	Face Amount	Cost Basis	Fair Value	Face Amount	Cost Basis	Fair Value
CMBS	6.9%	September 3, 2039	$15,000	$15,109	$15,295	$5,800	$5,797	$5,829
U.S. Treasury(1)	N/A	April 17, 2025	—	—	—	595	582	588
Total real estate-related and other securities			$15,000	$15,109	$15,295	$6,395	$6,379	$6,417

(1) Includes $0.5 million of securities pledged as collateral related to the treasury note futures contracts as of December 31, 2024.

Results of Operations

The following tables set forth information regarding our consolidated results of operations ($ in thousands, except per share data):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Revenues
Rental revenue	$22,556	$6,853	$15,703	$44,061	$17,803	$26,258
Total revenues	22,556	6,853	15,703	44,061	17,803	26,258
Expenses
Rental property operating	7,435	3,319	4,116	14,904	7,251	7,653
General and administrative	2,412	1,344	1,068	5,610	3,583	2,027
Depreciation and amortization	14,363	2,780	11,583	26,053	7,078	18,975
Total expenses	24,210	7,443	16,767	46,567	17,912	28,655
Other income (expense), net
Income from investments in real estate debt	2,412	1,524	888	5,974	2,415	3,559
Income from investments in real estate-related and other securities	306	7	299	2,440	18	2,422
Mandatorily redeemable instruments interest costs	(2,045)	(2,268)	223	(4,783)	(5,836)	1,053
Interest expense	(5,567)	(2,123)	(3,444)	(11,047)	(5,510)	(5,537)
Other (expense) income, net	(148)	768	(916)	4,825	1,118	3,707
Total other expense, net	(5,042)	(2,092)	(2,950)	(2,591)	(7,795)	5,204
Net loss	$(6,696)	$(2,682)	$(4,014)	$(5,097)	$(7,904)	$2,807
Net loss attributable to non-controlling interests in consolidated joint ventures	(277)	(29)	(248)	(390)	(46)	(344)
Net loss attributable to JPMREIT stockholders	$(6,419)	$(2,653)	$(3,766)	$(4,707)	$(7,858)	$3,151
Net loss per share of common stock – basic and diluted	$(0.09)	$(0.14)	$0.05	$(0.07)	$(0.48)	$0.41
Weighted-average shares of common stock outstanding – basic and diluted	72,503	18,655	53,848	62,968	16,448	46,520

Rental revenue

Due to our acquisitions of real estate since September 30, 2024, our rental revenue for the three and nine months ended September 30, 2025 and September 30, 2024 are not comparable. Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, single-family rental, industrial and retail properties. Rental revenue, aside from short-term leases generally less than one year in term, is recognized on a straight-line basis over the life of the lease, including any fixed and measurable rent escalations and abatements.

Rental property operating expenses

Rental property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of rental property operating expenses include insurance, utilities, real estate taxes and repair and maintenance expenses. Due to our acquisitions of real estate since September 30, 2024, our rental property operating expenses for the three and nine months ended September 30, 2025 and September 30, 2024 are not comparable.

General and administrative expenses

During the three and nine months ended September 30, 2025, general and administrative expenses increased by $1.1 million and $2.0 million, respectively, in comparison to the corresponding periods in 2024. The increase in general and administrative expenses for the three months ended September 30, 2025 as compared to the same period in 2024, was primarily due to an increase of $0.5 million in performance participation allocation, an increase of $0.2 million in asset management fees, an increase of $0.2 million in legal and professional fees and an increase of $0.1 million in administrative fees. The increase in general and administrative expenses for the nine months ended September 30, 2025 as compared to the same period in 2024, was primarily due to an increase of $0.8 million in legal and professional fees, an increase of $0.7 million in asset management fees, an increase of $0.3 million in administrative fees and an increase of $0.1 million in incentive fees.

Depreciation and amortization expenses

Depreciation and amortization expenses are impacted by the fair values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. During the three and nine months ended September 30, 2025, depreciation and amortization expenses increased by $11.6 million and $19.0 million, respectively, in comparison to the corresponding periods in 2024. Depreciation and amortization expenses increased as compared to the corresponding periods in 2024 due to our acquisitions of real estate since September 30, 2024.

Income from investments in real estate debt

During the three and nine months ended September 30, 2025, income from investments in real estate debt increased by $0.9 million and $3.6 million, respectively, in comparison to the corresponding periods in 2024 primarily due to an increase in interest income from $55.7 million of the real estate debt originated since September 30, 2024.

Income from investments in real estate-related and other securities

During the three and nine months ended September 30, 2025, income from investments in real estate-related and other securities increased by $0.3 million and $2.4 million, respectively, in comparison to the corresponding periods in 2024. The increase in income from investments in real estate-related and other securities for the three months ended September 30, 2025 as compared to the same period in 2024, was primarily due to an increase in interest income of $0.3 million and, an increase in realized gains of $0.2 million, partially offset by an increase in unrealized losses of $0.2 million. The increase in income from investments in real estate-related and other securities for the nine months ended September 30, 2025 as compared to the same period in 2024, was primarily due to an increase in interest income of $1.6 million, an increase in realized gains of $0.5 million and an increase in unrealized gains of $0.2 million.

Mandatorily redeemable instruments interest costs

During the three and nine months ended September 30, 2025, Mandatorily redeemable instruments interest costs decreased by $0.2 million and $1.1 million in comparison to the corresponding periods in 2024 primarily due to a decrease in redemption value adjustment of the Mandatorily redeemable instruments of $0.1 million and $0.9 million, respectively and decrease in distributions declared of of $0.2 million and $0.1 million, respectively.

Interest expense

During the three and nine months ended September 30, 2025, interest expense increased by $3.4 million and $5.5 million, respectively, in comparison to the corresponding periods in 2024. Interest expense primarily consists of interest expense incurred on our mortgage notes, Repurchase Facility and unsecured revolving credit facility. The change in interest expense was primarily attributable to an increase in interest expense relating to our new mortgage notes and an increase in borrowings under the Repurchase Facility and the unsecured revolving credit facility since September 30, 2024.

Other (expense) income, net

During the three and nine months ended September 30, 2025, other expense, net decreased by $0.9 million and increased by $3.7 million, respectively, in comparison to the corresponding periods in 2024. The decrease in other income, net for the three months ended September 30, 2025 as compared to the same period in 2024, was primarily due to a decrease in realized losses on treasury futures of $0.8 million and a decrease in unrealized losses on treasury futures and interest rate swaps of $0.1 million. The increase in other income, net for the nine months ended September 30, 2025 as compared to the same period in 2024, was primarily due to an increase in interest income of $4.2 million, partially offset by an increase in dead deal costs of $0.5 million.

Net loss attributable to non-controlling interests in consolidated joint ventures

During the three and nine months ended September 30, 2025, net loss attributable to non-controlling interests in consolidated joint ventures increased by $0.2 million and $0.3 million, respectively, in comparison to the corresponding periods in 2024 due to the non-controlling interest held by our joint venture partners. We acquired a controlling interest in one and three joint ventures in the three and nine months ended September 30, 2025, respectively.

Liquidity and Capital Resources

Liquidity

Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating fees and expenses and to pay interest on any outstanding indebtedness we may incur. Our offering and operating fees and expenses include the management fee we pay to the Adviser, the performance participation allocation that the Operating Partnership pay to the Special Limited Partner, stockholder servicing fees we pay to the Dealer Manager, legal, audit, tax and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees.

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

Capital resources

The following table is a summary of our indebtedness as of September 30, 2025 and December 31, 2024 ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	September 30, 2025	December 31, 2024
Fixed rate debt secured by our properties
Caroline West Gray	5.44%	December 1, 2029	N/A	$45,911	$45,911
Caroline Post Oak	5.44%	December 1, 2029	N/A	40,528	40,528
Coda on Centre	4.28%	May 1, 2029	N/A	27,997	28,397
The Elmstead(1)	4.30%	April 1, 2031	N/A	21,245	—
Bass Lofts	3.95%	September 7, 2027	N/A	14,996	—
One Brooklyn	4.35%	July 1, 2028	N/A	6,600	—
Charleston	5.08%	September 1, 2030	N/A	59,728	—
Total fixed rate				217,005	114,836
Variable rate debt secured by our properties
6200 Bristol(2)	SOFR + 2.05%	April 1, 2029	N/A	10,000	10,000
Norfolk Industrial Portfolio(3)	SOFR + 1.75%	June 19, 2030	N/A	43,700	—
Stablewood	SOFR + 3.75%	August 8, 2028	$50,000	819	—
Total variable rate				54,519	10,000
Total loans secured by real estate				271,524	124,836
Deferred financing costs, net				(3,316)	(1,142)
Mortgage discount, net				(1,622)	(603)
Total debt secured by our properties				$266,586	$123,091

Repurchase Facility	SOFR + 1.66%	August 22, 2027	$150,000	88,575	46,800
Unsecured revolving credit facility	SOFR + 1.30%	July 15, 2028	$325,000	45,175	—
Total indebtedness				$400,336	$169,891

(1) This loan is comprised of a senior and mezzanine loan. The interest rate and maturity date presented are the weighted average.

(2) We entered into a non-hedge interest rate swap on April 2, 2024, which fixed the rate at 6.26%.

(3) We entered into a non-hedge interest rate swap on June 20, 2025, which fixed the rate at 5.41%.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Net cash provided by operating activities	$28,040	$4,349
Net cash used in investing activities	(751,411)	(133,095)
Net cash provided by financing activities	617,504	126,155
Net change in cash and cash equivalents	$(105,867)	$(2,591)

Cash flows provided by operating activities increased by $23.7 million for the nine months ended September 30, 2025 compared to the corresponding period in 2024 primarily due to an increase in interest income from real-estate related and other securities and money market investments and an increase in cash flows from operations from our investments in real estate as a result of growth in the size of our portfolio.

Cash flows used in investing activities increased by $618.3 million for the nine months ended September 30, 2025 compared to the corresponding period in 2024 primarily due to an increase of $604.7 million in real estate acquisitions, an increase of $62.2 million of real-estate related and other securities purchases and an increase of $7.8 million of capital improvements on real estate, partially offset by an increase of and $54.2 million in proceeds from real estate-related and other securities and a decrease of $6.7 million in the origination of investments in real estate debt.

Cash flows provided by financing activities increased by $491.3 million for the nine months ended September 30, 2025 compared to the corresponding period in 2024 primarily due to an increase of net proceeds from the issuance of common stock of $385.9 million, an increase in proceeds from mortgage notes of $94.2 million and an increase in proceeds from the unsecured credit facility of $45.2 million, partially offset by an increase of $16.4 million of repurchases of Mandatorily Redeemable Instruments, an increase of $6.8 million of repurchase of common stock, an increase of $6.5 million of total distributions paid and a decrease of $5.0 million in proceeds from the Repurchase Facility.

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

The following tables detail the aggregate distributions declared for each applicable class of common stock:

	For the Three Months Ended September 30, 2025
	Class D	Class I	Class S(2)	Class T	Class E	Class X	Class Y
Gross distributions declared per share of common stock	$0.1155	$0.1155	$—	$—	$0.1155	$—	$0.1155
Stockholder servicing fee per share of common stock(1)	—	—	—	—	—	—	(0.0235)
Net distributions declared per share of common stock	$0.1155	$0.1155	$—	$—	$0.1155	$—	$0.0920

	For the Nine Months Ended September 30, 2025
	Class D	Class I	Class S(2)	Class T	Class E	Class X	Class Y
Gross distributions declared per share of common stock	$0.3405	$0.3405	$0.0375	$—	$0.3405	$—	$0.3405
Stockholder servicing fee per share of common stock(1)	—	—	(0.0078)	—	—	—	(0.0695)
Net distributions declared per share of common stock	$0.3405	$0.3405	$0.0297	$—	$0.3405	$—	$0.2710

(1) Stockholder servicing fees only apply to Class D, Class S, Class T and Class Y shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the lifetime cost of the stockholder servicing fee as an offering cost at the time Class D, Class S, Class T and Class Y shares are sold. The stockholder servicing fee on Class D shares was waived as of September 30, 2025, and the NAV attributable to current holders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity. As of September 30, 2025, we had accrued stockholder servicing fees of $5.3 million.

(2) All Class S shares were repurchased prior to the February 28, 2025 record date for distribution.

The following tables summarize our distributions paid on our shares of common stock ($ in thousands):

	Three Months Ended September 30,
	2025		2024
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$3,939	50%	$1,183	66%
Reinvested in shares	4,018	50%	596	34%
Total distributions	$7,957	100%	$1,779	100%
Source of Distributions
Cash flows from operating activities	$7,957	100%	$1,377	77%
Offering proceeds(1)	—	0%	402	23%
Total sources of distributions	$7,957	100%	$1,779	100%
Cash flows from operating activities	$13,644		$3,049

	Nine Months Ended September 30,
	2025		2024
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$10,155	52%	$2,259	69%
Reinvested in shares	9,371	48%	996	31%
Total distributions	$19,526	100%	$3,255	100%
Source of Distributions
Cash flows from operating activities	$19,526	100%	$1,300	40%
Offering proceeds(1)	—	0%	1,955	60%
Total sources of distributions	$19,526	100%	$3,255	100%
Cash flows from operating activities	$28,040		$4,349

(1) Includes proceeds from the sale of common stock and units in the Operating Partnership.

In addition to the distributions paid on our common stock, we paid $0.9 million and $3.1 million for Mandatorily Redeemable Instruments during the three and nine months ended September 30, 2025, respectively. Such amounts are recorded in Mandatorily redeemable instruments interest costs on our Condensed Consolidated Statements of Operations.

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

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. We believe our NAV is a meaningful supplemental non-GAAP operating metric. The following table provides a breakdown of the major components of our NAV as of September 30, 2025 ($ and shares/units in thousands):

Components of NAV	September 30, 2025
Investments in real estate	$1,174,852
Investments in real estate debt	134,925
Investments in real estate-related and other securities	15,295
Cash and cash equivalents	18,897
Restricted cash	3,628
Other assets	7,759
Debt obligations	(404,061)
Other liabilities	(26,583)
Accrued performance participation allocation	(739)
Stockholder servicing fees payable the following month(1)	(55)
Non-controlling interests in joint ventures	(18,684)
Mandatorily Redeemable Instruments(2)	(83,803)
Net Asset Value	$821,431
Number of outstanding shares/units	74,199

(1) Stockholder servicing fees only apply to Class D, Class S, Class T and Class Y shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction to our NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the lifetime cost of the stockholder servicing fee as an offering cost at the time we sell Class D, Class S, Class T and Class Y shares. The stockholder servicing fee on Class D shares was waived as of September 30, 2025, and the NAV attributable to current holders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity. As of September 30, 2025, we had accrued under GAAP $5.3 million of stockholder servicing fees.

(2) Represents Class E units in the Operating Partnership (the “Mandatorily Redeemable Instruments”) held by the Adviser that are mandatorily redeemable and only subject to delays to the continuous obligation to ultimately redeem such shares once sufficient availability exists under the share repurchase agreements. Therefore, the Mandatorily Redeemable Instruments held by the Adviser are classified as a liability pursuant to Topic 480 — Distinguishing Liabilities from Equity and are initially presented at the initial funding amount received, which is equivalent to fair value at the issuance dates. Subsequently, the Mandatorily Redeemable Instruments are carried at their cash redemption value as if the units and shares were repurchased or redeemable at the reporting date, which equals NAV per unit of $11.22. As of September 30, 2025, there were approximately 7.5 million Class E units included in Mandatorily Redeemable Instruments.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of September 30, 2025 ($ and shares/units in thousands except per-share/unit data):

NAV Per Share/Unit	Class D Shares	Class I Shares	Class S Shares	Class T Shares	Class E Shares	Class X Shares	Class Y Shares	Operating Partnership Units(1)	Total
Net asset value	$10,619	$139,060	$—	$—	$591,909	$—	$79,002	$841	$821,431
Number of outstanding shares/units	1,017	13,250	—	—	52,734	—	7,123	75	74,199
NAV per share/unit	$10.44	$10.50	$—	$—	$11.22	$—	$11.09	$11.22

(1) Class E units held by the Special Limited Partner.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the September 30, 2025 valuations, based on property types. Once we own more than one single-family rental and one retail property, we will include the key assumptions for such property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	7.16%	5.76%
Industrial	8.22%	6.37%

These assumptions are determined by our independent valuation advisor and reviewed by the Adviser. A change in these assumptions would impact the calculation of the values of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values
Discount Rate	0.25% decrease	1.95%	1.90%
(Weighted average)	0.25% increase	(1.86)%	(1.90)%
Exit Capitalization Rate	0.25% decrease	2.49%	2.77%
(Weighted average)	0.25% increase	(2.27)%	(2.53)%

The following table reconciles stockholders’ equity per our Condensed Consolidated Balance Sheets to our NAV as of September 30, 2025 ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	September 30, 2025
Stockholders’ equity under GAAP	$729,259
Redeemable non-controlling interest	841
Total stockholders' equity and Operating Partnership units	730,100
Adjustments:
Organization, offering costs and operating expenses(1)	11,709
Accrued stockholder servicing fees(2)	5,244
Unrealized real estate and borrowings appreciation, net(3)	31,672
Accumulated depreciation and amortization(4)	45,130
Straight-line rent receivable(5)	(2,424)
NAV	$821,431

(1) The Adviser advanced our organization and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through July 22, 2024. On such date, we began reimbursing the Adviser for all such advanced costs ratably over a period that will continue until 60 months following such date. During the nine months ended September 30, 2025, we reimbursed $1.1 million to the Adviser. In addition, the Adviser has agreed to advance on our behalf certain of our operating expenses through the earlier of (i) the first date that our NAV reaches $1 billion and (ii) December 31, 2026 at which point we will reimburse the Adviser for all such advanced expenses ratably over the 60 months following such date. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For the purposes of calculating NAV, such costs will be recognized as a reduction to NAV as they are reimbursed ratably over the respective 60-month reimbursement periods.

(2) Stockholder servicing fees only apply to Class D, Class S, Class T and Class Y shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction to our NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the lifetime cost of the stockholder servicing fee as an offering cost at the time we sell Class D, Class S, Class T and Class Y shares. The stockholder servicing fee on Class D shares was waived as of September 30, 2025, and the NAV attributable to current holders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity.

(3) Our investments in real estate are presented at historical cost in our GAAP condensed consolidated financial statements. Additionally, our mortgage notes, Repurchase Facility and the unsecured revolving credit facility ("Borrowings") are presented at their carrying values in our condensed consolidated financial statements. As such, any changes in the fair market values of our investments in real estate or our Borrowings are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and our Borrowings are recorded at fair value.

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

The allocation of the purchase price directly affects the following in our condensed consolidated financial statements:

•
the amount of purchase price allocated to the various tangible and intangible assets and liabilities on our Condensed Consolidated Balance Sheets;
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

We evaluated our portfolio, as of September 30, 2025 and December 31, 2024, for impairment indicators. We did not record any impairment losses for the three and nine months ended September 30, 2025 or year ended December 31, 2024.

Mandatorily Redeemable Instruments

We report our Mandatorily Redeemable Instruments as a liability on our Condensed Consolidated Balance Sheets at JPMIM’s cash redemption value. JPMIM’s cash redemption value is determined based on our NAV per Class E share or Class E unit as of our balance sheet date. For purposes of determining our NAV, our investments in real estate are recorded at fair value based on independent third-party valuations prepared by licensed appraisers in accordance with standard industry practice or in the case of real estate-related and other securities using readily available actively quoted prices.

These fair value estimates of our investments in real estate are particularly important as they are used for the calculation of NAV, which determines the adjustment to the carrying value of our Mandatorily Redeemable Instruments. Significant differences in the fair value of our Mandatorily Redeemable Instruments may result from changes in market conditions that cause our NAV, and thus JPMIM’s redemption value, to increase or decrease during the period which is recorded as a component of Mandatorily redeemable instruments interest costs on our Condensed Consolidated Statements of Operations.

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

Our real estate debt investments are unlikely to have readily available market quotations. As such, we determine fair value by utilizing or reviewing certain of the following (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios and (vii) borrower financial condition and performance. We classify these investments as Level 3 within the valuation hierarchy. Judgments used to determine the fair values of Level 3 instruments are more significant than those required when determining the fair value of instruments classified as Level 1 or 2 due to the inherent uncertainty of the estimates and judgments used. These values may differ materially from the values that would have been used had a ready market for these investments existed. External factors may cause those values and the values of those investments for which readily observable inputs exist, to increase or decrease over time, impacting the value of our investment which is recorded in income from investments in real estate debt on the Condensed Consolidated Statements of Operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to interest rate risk with respect to our variable-rate indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We may seek to manage or mitigate our exposure to interest risk through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of September 30, 2025, the outstanding principal balance of our variable rate indebtedness was $188.3 million.

Certain of our mortgage loans and other indebtedness are variable rate and indexed to SOFR. For the three and nine months ended September 30, 2025, a 10% increase in SOFR would have resulted in increased interest expense of $0.2 million and $0.3 million, respectively. We have executed interest rate swaps and caps with an aggregate notional amount of $53.7 million as of September 30, 2025, to hedge the risk of increasing interest rates.

We have invested a portion of our portfolio in floating-rate investments in real estate debt and intend to invest in both fixed- and floating-rate real estate debt investments in the future. On floating-rate investments in real estate debt, our net income will increase or decrease depending on interest rate movements. For the three and nine months ended September 30, 2025, a 10% decrease in the reference rate would have resulted in decreased interest income from our floating-rate investments in real estate debt of $0.1 million and $0.3 million, respectively. Additionally, interest rate movement can impact the valuation of real estate debt depending on various aspects of the instrument, including the credit rating, duration and structure of the interest rate payments.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently involved in any material litigation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered sales of equity securities

All sales of unregistered securities during the three months ended September 30, 2025 were previously disclosed.

Share repurchase plan

We adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of our shares is limited to 2% of the aggregate NAV per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and 5% of the aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to stockholders as of the end of the immediately preceding three months). Shares are repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year are repurchased at 98% of the transaction price. In the event we determine to repurchase some but not all of the shares submitted for repurchase during any month, shares submitted for repurchase during such month will be repurchased on a pro rata basis based on the amount requested after we have repurchased all shares for which repurchase was requested due to death or disability and other limited exceptions. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests and have established limitations on the amount of funds we may use for repurchase during any calendar month and quarter. See Note 3 “— Share Repurchase Plan” to our 2024 Form 10-K for additional detail regarding our share repurchase plan.

During the three months ended September 30, 2025, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Period	Total number of shares repurchased(1)	Repurchases as a percentage of NAV(2)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Repurchased Under the Publicly Announced Plans or Programs
July 2025	758,925	1.10%	$11.00	223,083	—
August 2025	180,616	0.25%	10.49	180,616	—
September 2025	46,791	0.06%	10.69	46,791	—

(1) Includes 0.5 million Class E shares that were issued as part of the JPM Initial Capitalization.

(2) Represents aggregate NAV of shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.

Use of proceeds

On July 22, 2022, our Registration Statement on Form S-11 (File No. 333-265588), covering our public offering of up to $5 billion of common stock, was declared effective under the Securities Act. The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings.

As of September 30, 2025, we received gross proceeds of $124.8 million from the Offering. The following table presents information about the Offering and use of proceeds therefrom ($ in thousands):

	Class D Shares	Class I Shares	Class S Shares(3)	Class T Shares	Total
Offering proceeds:
Shares sold(1)	1,036	10,930	57	—	12,023
Gross offering proceeds	$10,717	$113,411	$630	$—	$124,758
Selling commissions and other dealer manager fees	—	—	(15)	—	(15)
Stockholder servicing fees(2)	—	—	—	—	—
Net offering proceeds	$10,717	$113,411	$615	$—	$124,743

(1) Shares sold includes shares issued under our distribution reinvestment plan.

(2) Under GAAP, we accrue the lifetime cost of the stockholder servicing fee as an offering cost at the time we sell Class D, Class S, Class T and Class Y shares. As of September 30, 2025, we had accrued under GAAP $5.3 million of stockholder servicing fees. The stockholder servicing fee on Class D shares has been waived through September 30, 2025, and the NAV attributable to current stockholders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity.

(3) All Class S shares were repurchased as of February 28, 2025.

As of September 30, 2025, we had primarily used the net proceeds from the Offering toward the acquisition of $1.1 billion of real estate, investments in real estate debt of $134.9 million and investments of $15.1 million in real estate-related and other securities. In addition, we funded our investments with equity from our private offerings and borrowings. See Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” for additional details on our borrowings.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Submission of Matters to a Vote of Security Holders.

On November 6, 2025, we held a special meeting (the “Special Meeting”) of holders of Class Y shares (the “Class Y Stockholders”). On September 22, 2025, the record date for the Special Meeting, there were 7,139,638.61 Class Y shares of record. A quorum of 4,532,098.70 Class Y shares were represented in person or by proxy at the Special Meeting. The Class Y Stockholders voted on the Charter Amendment Proposal (defined below), which was set forth in the notice for the meeting.

The Charter Amendment Proposal was approved. The vote tabulation for the Charter Amendment Proposal is as follows:

1.
A proposal to delete the definition of “Class Y-S Conversion Rate” from Section (2) of the terms of the Class Y shares, as originally set forth in the Articles Supplementary (the “Articles Supplementary”) filed with, and accepted for record by, the State Department of Assessments and Taxation of Maryland (the “SDAT”) on November 13, 2023 and to delete Section (4) of the terms of the Class Y shares, as originally set forth in the Articles Supplementary (the “Charter Amendment Proposal”).

Votes For	Votes Against	Votes Abstained
4,525,193.23	6,905.47	—

Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

On November 7, 2025, in connection with the approval of the Charter Amendment Proposal, we filed Third Articles of Amendment (the “Third Articles of Amendment”) to our Articles of Amendment and Restatement, dated June 2, 2022 (as amended or supplemented, the “Charter”), with the SDAT. Pursuant to the Third Articles of Amendment, the Class Y shares held by Class Y Stockholders will not convert to Class S shares.

The summary of the Third Articles of Amendment set forth above does not purport to be a complete summary and is qualified in its entirety by reference to the Third Articles of Amendment, a copy of which is filed herewith as Exhibit 3.7 and incorporated herein by reference. Except as described in this Item 5 of Quarterly Report on Form 10-Q, the Third Articles of Amendment did not amend, alter or modify any other terms or provisions of the Charter.

tItem 6. Exhibits.

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

3.3	Articles of Amendment, dated November 13, 2023 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 16, 2023 and incorporated herein by reference).
3.4	Articles Supplementary, dated November 13, 2023 (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 16, 2023 and incorporated herein by reference).
3.5	Second Articles of Amendment, dated November 13, 2023 (filed as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on November 16, 2023 and incorporated herein by reference).
3.6	Articles Supplementary, dated April 16, 2024 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 22, 2024 and incorporated herein by reference).
3.7*	Third Articles of Amendment, dated November 7, 2025
3.8	Bylaws of J.P. Morgan Real Estate Income Trust, Inc. (filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 filed on June 14, 2022 and incorporated herein by reference).
4.1	Third Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2024 and incorporated herein by reference)
10.1

Second Amendment to Subscription Agreement dated July 14, 2025, by and among J.P. Morgan Real Estate Income Trust, Inc., J.P. Morgan REIT Operating Partnership, L.P. and J.P. Morgan Investment Management Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 14, 2025 and incorporated herein by reference).

10.2

Credit Agreement dated July 15, 2025, by and among J.P. Morgan REIT Operating Partnership, L.P., Truist Bank, as administrative agent, and the lenders party thereto from time to time (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 14, 2025 and incorporated herein by reference).

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

J.P. Morgan Real Estate Income Trust, Inc.

Date: November 12, 2025	By:	/s/ Chad Tredway
Chad Tredway
Chairperson of the Board and Chief Executive Officer

Date: November 12, 2025	By:	/s/ Lawrence A. Goodfield, Jr.
Lawrence A. Goodfield, Jr.
Chief Financial Officer and Treasurer