Form 10-K
period 2025-12-31
J.P. Morgan Real Estate Income Trust, Inc.
filed 2026-03-16
CIK 1893262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 333-288565

J.P. Morgan Real Estate Income Trust, Inc.

(Exact name of Registrant as specified in its Charter)

Maryland	87-3439916
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
390 Madison Avenue New York, NY	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 270-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: There is currently no established public market for the Registrant's shares of common stock.

As of March 16, 2026, the registrant had outstanding 1,017,889 shares of Class D common stock, 14,608,062 shares of Class I common stock, 58,092,299 shares of Class E common stock and 9,874,835 shares of Class Y common stock. There were no outstanding shares of Class S common stock, Class T common stock or Class X common stock.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS; RISK FACTOR SUMMARY

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue”, “identify” or other similar words or the negatives thereof. These may include our financial estimates and their underlying assumptions, statements about plans, objectives, intentions and expectations with respect to future operations, repurchases, acquisitions and future performance. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report.

Forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. A summary of principal risk factors that make investing in our securities risky and might cause such actual outcomes or results to differ is set forth below.

•
We have not held our current investments for a long period of time and you will not have the opportunity to evaluate our future investments before we make them, which makes investment in our common stock more speculative.
•
Since there is no public trading market for shares of our common stock, repurchase of shares by us will likely be the only way to dispose of your shares. Our share repurchase plan provides stockholders with the opportunity to request that we repurchase their shares on a monthly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any month. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our board of directors may make exceptions to, modify or suspend our share repurchase plan if in its reasonable judgment it deems such action to be in our best interest and the best interest of our stockholders. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid.
•
Distributions are not guaranteed and may be funded from sources other than cash flow from operations, including the sale of real estate and real estate debt investments, borrowings, return of capital, offering proceeds and advances or the deferral of fees and expense reimbursements, and we have no limits on the amounts we may pay from such sources.
•
The purchase price and repurchase price for shares of our common stock are generally based on our prior month’s net asset value (“NAV”) and are not based on any public trading market. While there may be independent valuations of our properties from time to time, the valuation of properties is inherently subjective, and our NAV may not accurately reflect the actual price at which our investments could be liquidated on any given day.
•
We depend on J.P. Morgan Investment Management Inc. (the “Adviser”), as well as the persons and firms the Adviser retains to provide services on our behalf, to conduct our operations. The Adviser will face conflicts of interest as a result of, among other things, the allocation of investment opportunities among us and Other J.P. Morgan Accounts (defined below), the allocation of time of its investment professionals and the substantial fees that we will pay to the Adviser.
•
If we are not able to raise a substantial amount of capital in the near term, our ability to achieve our investment objectives could be adversely affected.
•
Principal and interest payments on any borrowings will reduce the amount of funds available for distribution or investment in additional real estate assets.
•
There are limits on the ownership and transferability of our shares.
•
If we fail to qualify as a REIT and no relief provisions apply, our NAV and cash available for distribution to our stockholders could materially decrease.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We caution you not to place undue reliance on these forward-looking statements. All written and oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by these cautionary statements. Moreover, unless we are required by law to update these statements, we will not necessarily update or revise any forward-looking statements included or incorporated by reference in this Annual Report after the date hereof, either to conform them to actual results or to changes in our expectations. We urge you to carefully consider the foregoing summary together with the risks discussed in Part I., Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Website Disclosure

We use our website (www.jpmreit.com) as a channel of distribution of company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases and Securities and Exchange Commission filings. The contents of our website are not, however, a part of this report.

PART I

ITEM 1. BUSINESS

References herein to “J.P. Morgan Real Estate Income Trust”, the “Company,” “JPMREIT,” “we,” “us,” or “our” refer to J.P. Morgan Real Estate Income Trust, Inc., a Maryland corporation, and its subsidiaries unless the context requires otherwise.

General Description of Business and Operations

J.P. Morgan Real Estate Income Trust, Inc. was formed on November 5, 2021 as a Maryland corporation and, beginning with our taxable year ended December 31, 2023, qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company invests primarily in stabilized, income-generating real estate properties, and to a lesser extent, real estate debt, real estate-related securities and other securities. The Company is the sole general partner of J.P. Morgan REIT Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). J.P. Morgan REIT OP Special Limited Partner, L.P. (the “Special Limited Partner”), an affiliate of J.P. Morgan Investment Management Inc. (the “Adviser” or “JPMIM” and together with its affiliates “J.P. Morgan”), owns a special limited partner interest in the Operating Partnership. Substantially all of the Company’s business is conducted through the Operating Partnership. The Company and the Operating Partnership are externally managed by the Adviser.

On July 22, 2022, the Securities and Exchange Commission (the “SEC”) declared effective our Registration Statement on Form S-11 (File No. 333-265588) for our initial public offering of common stock of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan. On February 4, 2026, our initial public offering terminated and we commenced our second public offering (we refer to our public offerings together with our private offerings described below, as the “Offerings”), pursuant to which we are currently offering on a continuous basis up to $4.8 billion in shares of common stock, consisting of up to $3.8 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan. We intend to continue selling shares in our second public offering on a monthly basis.

We are selling any combination of four classes of shares of our common stock: Class T shares, Class S shares, Class D shares, and Class I shares in our public offering with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and dealer manager fees and different ongoing stockholder servicing fees. The purchase price per share for each class of our common stock sold in our public offering varies and generally equals our prior month’s NAV per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees. As of December 31, 2025, we had received gross offering proceeds of $127.5 million from the sale of our common stock in our initial public offering.

Pursuant to a separate private offering (the “Initial Capitalization”), we received commitments from the Adviser to purchase shares of our Class E common stock (“Class E shares”) or Class E units in the Operating Partnership (“Class E units”) and commitments from certain accredited investors to purchase Class E shares, all of which have been fully called. As of December 31, 2025, we had sold $67.9 million in Class E shares and $94.2 million in Class E units in the Initial Capitalization. In addition, we had sold $5.6 million in Class E shares and issued $0.5 million in Class E shares under our distribution reinvestment plan to employees of the Adviser.

We are conducting a private offering to accredited investors of Class E and Class I shares, which is separate from the Initial Capitalization. The aggregate purchase price paid by each investor in the private offering of Class E and Class I shares will be allocated equally to the purchase of Class E shares and Class I shares. As of December 31, 2025, we had sold 6.4 million shares in such private offering for gross offering proceeds of $68.1 million, which is inclusive of distributions reinvested in accordance with our distribution reinvestment plan.

We are also conducting a private offering to accredited investors of Class Y shares of our common stock. As of December 31, 2025, we had sold 8.6 million Class Y shares in such private offering for gross proceeds of $95.8 million, which is inclusive of distributions reinvested in accordance with our distribution reinvestment plan.

We conducted a private offering to accredited investors of Class E shares. As of December 31, 2025, we had sold 33.7 million Class E shares in such private offering for gross proceeds of $371.5 million, which is inclusive of distributions reinvested in accordance with our distribution reinvestment plan.

Our Adviser

We and the Operating Partnership are externally managed by J.P. Morgan Investment Management Inc., a Delaware corporation. JPMIM is one of the industry’s premier global real estate investment managers. JPMIM has over 60 years of experience advising and managing some of the world’s most respected corporations, pension plans, governments, institutions and high net worth investors on their real estate investments, with assets under management of approximately $82 billion of debt and equity real estate investments, including approximately $68 billion in assets managed in the United States by its Real Estate Americas (“REA”) platform as of December 31, 2025.

The REA platform has earned a market leadership position through its strategic relationships and information advantage. The REA team includes over 215 professionals across six U.S. offices in Boston, Chicago, Dallas, Los Angeles, New York and San Francisco. The team combines regional and local market expertise with a multidisciplinary approach to investment, including acquisitions, asset management, research, debt capital markets, development and engineering, client strategy, financial, tax, valuations, and product development.

Pursuant to the advisory agreement by and among us, the Operating Partnership and JPMIM (the “Advisory Agreement”), the Adviser has contractual and fiduciary responsibilities to us and our stockholders and is responsible for sourcing, evaluating and monitoring our investment opportunities and making decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors. We or the Adviser may retain other service providers in connection with our operations, including administration, legal and accounting support. The Adviser leverages the global resources of REA to achieve our investment goals and objectives.

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

We cannot assure you that we will achieve our investment objectives. In particular, we note that our NAV may be subject to volatility related to changes in the values of our assets. See Item 1A — “Risk Factors” section of this Annual Report.

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

We also seek to acquire and hold real estate-related securities to generate current income. Our real estate-related securities investments strategy focuses on agency and non-agency residential mortgage-backed securities (“RMBS”), investments in commercial mortgage-backed securities (“CMBS”), collateralized loan obligations (“CLOs”), collateralized debt obligations (“CDOs”) and public equity real estate securities. We believe that our real estate-related securities can help maintain liquidity to satisfy our monthly share repurchases and manage cash before investing subscription proceeds into real estate investments while also seeking attractive investment returns.

Our structure as a perpetual-life REIT will allow us to acquire and manage our investment portfolio in an active and flexible manner. We believe the structure is advantageous to stockholders, as we are not limited by a pre-determined operational period and the need to liquidate assets, potentially in an unfavorable market, to satisfy a liquidity event at the end of that period.

Borrowing Policies

We use financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a broader portfolio. Subject to the limitation on indebtedness for money borrowed in our charter described below, our target leverage ratio range after our ramp-up period is 45% to 60%. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and loan-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the equity in our real estate debt and real estate-related investments. Indebtedness incurred in connection with funding a deposit in advance of the closing of an investment or as other working capital advances will not be included as part of the calculation above. Our real estate debt portfolio is expected to include financial instruments that are designed with embedded leverage such as reverse repurchase agreements and derivatives, including total return swaps, securities lending arrangements and credit default swaps.

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

There is no limit on the amount we may borrow with respect to any individual property or portfolio. However, under our charter we may not incur indebtedness for money borrowed in an amount exceeding 300% of the cost of our net assets, which approximates borrowing 75% of the cost of our investments, unless any excess over this limit is approved by a majority of our independent directors, and disclosed to stockholders in our next quarterly report, along with a justification for such excess. This limitation includes indebtedness for money borrowed with respect to our real estate debt portfolio. “Net assets” is defined as our total assets other than intangibles valued at cost (prior to deducting depreciation, reserves for bad debts and other non-cash reserves) less our total liabilities.

Our charter prohibits us from obtaining loans from any of our directors, the Adviser or any of their affiliates, unless approved by a majority of our board of directors (including a majority of our independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and on terms and conditions not less favorable than comparable loans between unaffiliated parties under the same circumstances. See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Our Taxation as a REIT

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”) beginning with our taxable year ended December 31, 2023. To maintain our REIT qualification, we must meet a number of organizational and operational requirements, including that we are generally required to distribute at least 90% of our REIT taxable income to our stockholders annually. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income (determined without regard to our net capital gain and dividends-paid deduction) to stockholders and maintain our qualification as a REIT. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.

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

Furthermore, we have one or more taxable REIT subsidiaries (“TRSs”) that pay federal, state, and local income tax on their net taxable income. See Item 1A—“Risk Factors—Risks Related to our REIT Status and Certain Other Tax Items” for additional tax disclosures.

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

In the face of this competition, we have access to our Adviser’s and J.P. Morgan’s professionals and their industry expertise and relationships, which we believe provide us with a competitive advantage and help us source, evaluate and compete for potential investments. We believe these relationships will enable us to compete more effectively for attractive investment opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, see Item 1A—“Risk Factors—Risks Related to Investments in Real Estate.”

Sustainability

We integrate financially material sustainability factors (alongside other relevant factors) in investment analysis and investment decisions (“Sustainability Integration”). Subject to our Adviser’s governance process for Sustainability Integration, we systematically consider financially material sustainability information as part of the investment decision-making process with the goals of managing risk and improving long-term returns/value. Environmental issues are defined as issues related to the quality and function of the natural environment and natural systems. Some examples include greenhouse gas emissions, climate change resilience, pollution (air, water, noise, and light), biodiversity/habitat protection and waste management. Social issues are defined as issues related to the rights, well-being, and interests of people and communities. Some examples include workplace safety and data privacy, human rights, local stakeholder relationships, and discrimination prevention. Governance issues are issues related to the way companies are managed and overseen. Some examples include independence of board, fiduciary duty, executive compensation, and bribery. These examples of sustainability issues are provided for illustrative purposes and are not exhaustive.

The impact of Sustainability Integration on our performance is not specifically measurable as investment decisions are discretionary regardless of sustainability considerations. While our approach to Sustainability Integration focuses on financial materiality, not all factors are relevant to a particular investment, asset class, or strategy. Sustainability determinations may not be conclusive and securities of issuers that may be negatively impacted by such factors may be purchased and retained by a sustainability integrated product while a sustainability integrated product may divest or not invest in securities of issuers that may be positively impacted by such factors. Sustainability Integration is dependent upon the availability of sufficient sustainability information relevant to the applicable investment universe. Sustainability factors may not be considered for each and every investment decision. Sustainability Integration does not change a product’s investment objective, exclude specific types of industries or companies or limit the product’s investable universe.

Human Capital

We do not have any employees. We are externally managed by the Adviser pursuant to the Advisory Agreement. Our executive officers serve as officers of the Adviser and are employed by an affiliate of the Adviser. See Item 13—“Certain Relationships and Related Transactions, and Director Independence—The Adviser and J.P. Morgan.”

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

Conflicts of Interest

We are subject to conflicts of interest arising out of our relationship with J.P. Morgan, including the Adviser and its affiliates. See Item 1A—“Risk Factors — Risks Related to Conflicts of Interest.”

Available Information

Stockholders may obtain copies of our filings with the SEC free of charge from either the SEC's website maintained at www.sec.gov or our website at www.jpmreit.com.

We are providing the address to our website solely for the information of investors. The information on our website is not a part of, nor is it incorporated by reference into, this report.

ITEM 1A. RISK FACTORS

An investment in shares of our common stock involves risks. You should specifically consider the following material risks in addition to the other information contained in this Annual Report before you decide to purchase shares of our common stock. The occurrence of any of the following risks might cause you to lose a significant part of your investment. The risks and uncertainties discussed below are not the only ones we face but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. As used herein, the term “you” refers to our current stockholders or potential investors in our common stock as applicable.

Risks Related to Our Organizational Structure

We have not held our current investments for a long period of time and you will not have the opportunity to evaluate our future investments before we make them, which makes your investment more speculative.

Because we have not held our current investments for a long period of time, it may be difficult for investors to evaluate our success in achieving our investment objectives. Because you will be unable to evaluate the economic merit of our future investments before we make them, you will have to rely entirely on the ability of the Adviser to select suitable and successful investment opportunities. Furthermore, the Adviser will have broad discretion in selecting the types of properties we will invest in and, subject to applicable law, the tenants of those properties. We may be subject to similar risks in relation to investments made by entities in which we acquire an interest but do not control, such as other investment funds managed, sponsored, or advised by the Adviser or any asset management affiliate of the Adviser that invests primarily in real estate of the type consistent with one or more of our targeted investments (“JPM-Advised Funds”). These factors increase the risk that your investment may not generate returns comparable to other real estate investment alternatives.

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

There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for you to dispose of your shares. We repurchase shares at a price equal to the transaction price of the class of shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share) and not based on the price at which you initially purchased your shares. Subject to limited exceptions, shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price. As a result, you may receive less than the price you paid for your shares when you sell them to us pursuant to our share repurchase plan.

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

The vast majority of our assets consist of properties that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in our best interests, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Upon suspension of our share repurchase plan, our share repurchase plan requires our board of directors to consider at least quarterly whether the continued suspension of the plan is in the best interests of the Company and our stockholders; however, we are not required to authorize the recommencement of the share repurchase plan within any specified period of time. As a result, your ability to have your shares repurchased by us may be limited and at times you may not be able to liquidate your investment.

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

We may pay distributions from sources other than our cash flow from operations, including the sale of real estate and real estate debt investments, borrowings, return of capital or offering proceeds, and we have no limits on the amounts we may pay from such sources.

We may not generate sufficient cash flow from operations to fully fund distributions to stockholders, particularly during the early stages of our operations. Therefore, we may fund distributions to our stockholders from sources other than cash flow from operations, including the sale of real estate and real estate debt investments, borrowings, return of capital or offering proceeds. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, the extent to which the Adviser elects to receive its management fee in shares of our common stock or Operating Partnership units and the Special Limited Partner elects to receive distributions on its performance participation interest in Operating Partnership units, how quickly we invest the proceeds from this and any future offering and the performance of our investments. Funding distributions from the sale of real estate and real estate debt investments, borrowings or offering proceeds will result in us having less funds available to make new investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment, especially if we sell these securities at prices less than the price you paid for your shares. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.

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

We may also defer expenses or pay expenses (including management fees of the Adviser or distributions to the Special Limited Partner) with shares of our common stock or Operating Partnership units in order to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could adversely affect our operations and reduce the future return on your investment. We may repurchase shares or redeem Operating Partnership units from the Adviser or the Special Limited Partner shortly after issuing such shares or units as compensation. The payment of expenses in shares of our common stock or with Operating Partnership units will dilute your percentage ownership interest in us. There is no guarantee that any of our operating expenses will be deferred and the Adviser and Special Limited Partner are under no obligation to receive fees or distributions in shares of our common stock or Operating Partnership units and may elect to receive such amounts in cash.

Payments to the Adviser or the Special Limited Partner in the form of common stock or Operating Partnership units they elect to receive in lieu of fees or distributions will dilute future cash available for distribution to our stockholders.

The Adviser or the Special Limited Partner may choose to receive our common stock or Operating Partnership units in lieu of certain fees or distributions. The holders of all Operating Partnership units are entitled to receive cash from operations pro rata with the distributions being paid to us and such distributions to the holder of the Operating Partnership units will reduce the cash available for distribution to us and, in turn, to our stockholders. Furthermore, under certain circumstances the Operating Partnership units held by the Adviser or the Special Limited Partner are required to be repurchased, in cash at the holder’s election, and there may not be sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, offering proceeds or other sources to make the payment, which will reduce cash available for distribution to you or for new investments. The Special Limited Partner may receive such distributions of units related to its performance participation interest quarterly, and the frequency of repurchases of units from the Special Limited Partner may increase compared to our operating history prior to such change. Although the Special Limited Partner is required to pay a Quarterly Shortfall Obligation (as defined below) with respect to units received in connection with distributions of Quarterly Allocations (as defined below), there is no guarantee this Quarterly Shortfall Obligation will adequately offset the dilutive impacts on us. Repurchases of our shares or Operating Partnership units from the Adviser paid to the Adviser as a management fee and as a result of an automatic repurchase by the Adviser or the Operating Partnership to comply with certain regulatory requirements are not subject to the monthly and quarterly volume limitations or the early repurchase deduction, resulting in the repurchase at 98% of transaction price (the “Early Repurchase Deduction”), and such repurchases receive priority over other shares subject to repurchase requests during such period. Repurchases of our shares or Operating Partnership units from the Special Limited Partner distributed to the Special Limited Partner with respect to its performance participation interest are not subject to the Early Repurchase Deduction, but, in the case of shares, such repurchases are subject to the monthly and quarterly volume limitations and do not receive priority over other shares subject to repurchase requests during such period.

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

For the purpose of calculating our monthly NAV, our properties will generally initially be valued at cost, which we expect to represent fair value at that time. Thereafter, valuations of properties will be determined by the Adviser based in part on appraisals of each of our properties by independent third-party appraisal firms, reviewed by our independent valuation advisor at least once per year, and interim quarterly appraisals performed by our independent valuation advisor in accordance with valuation guidelines approved by our board of directors. In addition, our independent valuation advisor provides monthly consent of their role in the Adviser’s valuation process. Our real estate-related investments with readily available market quotations will be valued monthly at fair market value. Certain investments, such as mortgages and mezzanine loans, are unlikely to have market quotations. In the case of loans we acquire, the initial value will generally be the acquisition price of the loan. In the case of loans we originate, the initial value will generally be the par value of the loan. Each such loan investment will then be valued by the Adviser within the first three full months after we make such investment and no less than quarterly thereafter. Additionally, the Adviser may in its discretion consider material market data and other information that becomes available after the end of the applicable month in valuing our assets and liabilities and calculating our NAV for a particular month.

Valuations of each of our real properties are based on asset and portfolio level information provided by the Adviser, including historical operating revenues and expenses of the properties, lease agreements on the properties, revenues and expenses of the properties, information regarding recent or planned capital expenditures and any other information relevant to valuing the real property, which information will not be independently verified by our independent valuation advisor.

Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties and certain of our investments will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and real estate-related investments will be only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Adviser and our independent valuation advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. There will be no retroactive adjustment in the valuation of such assets, the offering price of our shares of common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to the Adviser and J.P. Morgan Institutional Investments Inc. (the “Dealer Manager”) to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price you will pay for shares of our common stock in the Offerings, and the price at which your shares may be repurchased by us pursuant to our share repurchase plan are generally based on our prior month’s NAV per share, you may pay more than realizable value or receive less than realizable value for your investment.

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

The methods used to calculate our NAV, including the components used in calculating our NAV, are not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for purposes of establishing the price at which we sell and repurchase shares of our common stock and to calculate certain fees and distributions payable to the Adviser, the Special Limited Partner and the Dealer Manager, and you should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.

In addition, calculations of our NAV, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These valuations may differ from liquidation values that could be realized in the event that we were forced to sell assets.

Additionally, errors may occur in calculating our NAV, which could impact the price at which we sell and repurchase shares of our common stock and the amount of the Adviser’s management fee and the Special Limited Partner’s performance participation interest. In particular, errors could occur in estimating the value of our interests in the JPM-Advised Funds resulting in the overestimation of any performance fee or allocation charged at a JPM-Advised Fund, which could result in a lower repurchase price for a stockholder whose shares are repurchased prior to such fee or allocation being paid. The Adviser has implemented certain policies and procedures to address such errors in NAV calculations. If such errors were to occur, the Adviser, depending on the circumstances surrounding each error and the extent of any impact the error has on the price at which shares of our common stock were sold or repurchased or on the amount of the Adviser’s management fee or the Special Limited Partner’s performance participation interest, may determine in its sole discretion to take certain corrective actions in response to such errors, including, subject to the Adviser’s policies and procedures, making adjustments to prior NAV calculations.

If we are unable to raise substantial funds, we will be limited in the number and type of investments we make, and the value of stockholders’ investments in us will be more dependent on the performance of any of the specific assets we acquire.

Our public offering is being made on a “best efforts” basis, meaning that the Dealer Manager is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any shares. As a result, the amount of proceeds we raise in our public offering may be substantially less than the amount we would need to achieve a broader portfolio of investments. If we are unable to raise substantial funds in our public offering, we will make fewer investments, resulting in less breadth in terms of the type, number, geography and size of investments that we make. In that case, the likelihood that any single asset’s performance would adversely affect our profitability will increase. There is a greater risk that you will lose money in your investment if we have less breadth in our portfolio. Further, we will have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

We face risks associated with the deployment of our capital.

In light of the nature of our continuous public offering as well as ongoing and periodic private offerings and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying and purchasing suitable properties on attractive terms, there could be a delay between the time we receive net proceeds from the sale of shares of our common stock in our public offering or any private offering and the time we invest the net proceeds. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in targeted leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds or times when there are few attractive investment opportunities. We may hold such cash in money market accounts or other similar temporary investments, each of which are subject to the management fees payable to the Adviser.

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

Our board of directors may, in the future, adopt certain measures under Maryland law without stockholder approval that may have the effect of making it less likely that a stockholder would receive a “control premium” for his or her shares.

A corporation organized under Maryland law with a class of equity securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and at least three independent directors is permitted to elect to be subject, by a charter or bylaw provision or a resolution of its board of directors and notwithstanding any contrary charter or bylaw provision, to any or all of five provisions:

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

Further, under the Maryland Business Combination Act, we may not engage in any merger or other business combination with an “interested stockholder” (which is defined as (1) any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock and (2) an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding stock) or any affiliate of that interested stockholder for a period of five years after the most recent date on which the interested stockholder became an interested stockholder. A person is not an interested stockholder if our board of directors approved in advance the transaction by which such person would otherwise have become an interested stockholder. In approving a transaction, our board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms or conditions determined by our board of directors. After the five-year period ends, any merger or other business combination with the interested stockholder or any affiliate of the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least:

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

These supermajority voting provisions do not apply if, among other things, our stockholders receive a minimum price (as defined in the Maryland General Corporation Law (the “MGCL”)) for their common stock and the consideration is received in cash or in the same form as previously paid by the interested stockholder.

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

Our charter permits our board of directors to authorize us to issue preferred stock on terms that may be senior to the rights of the holders of our current common stock or discourage a third party from acquiring us.

Our board of directors is permitted, subject to certain restrictions set forth in our charter, to authorize the issuance of shares of preferred stock without stockholder approval. Further, our board of directors may classify or reclassify any unissued shares of common or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of the stock and may amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of any class or series of stock that we have authority to issue without stockholder approval. Thus, our board of directors could authorize us to issue shares of preferred stock with terms and conditions that could be senior to the rights of the holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common stock.

Maryland law limits, in some cases, the ability of a third party to vote shares acquired in a “control share acquisition.”

The Maryland Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval or shares acquired directly from the corporation. A “control share acquisition” means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply: (1) to shares acquired in a merger, consolidation or statutory share exchange if the Maryland corporation is a party to the transaction; or (2) to acquisitions approved or exempted by the charter or bylaws of the Maryland corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

Maryland law and our organizational documents limit our rights and the rights of our stockholders to recover claims against our directors and officers, which could reduce your and our recovery against them if they cause us to incur losses.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our charter generally limits the personal liability of our directors and officers for monetary damages subject to the limitations of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007 (the “NASAA REIT Guidelines”) and Maryland law. Maryland law and our charter provide that no director or officer shall be liable to us or our stockholders for monetary damages unless the director or officer (1) actually received an improper benefit or profit in money, property or services or (2) was actively and deliberately dishonest as established by a final judgment as material to the cause of action. Moreover, our charter generally requires us to indemnify and advance expenses to our directors and officers for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Further, we have entered into separate indemnification agreements with each of our officers and directors. As a result, you and we may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a manner that causes us to incur losses. In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter provides that we may not indemnify any of our directors, the Adviser or any of its or our affiliates, for any liability or loss suffered by them or hold any of our directors, the Adviser or any of its or our affiliates harmless for any liability or loss suffered by us, unless they have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by any of our non-independent directors, the Adviser or any of its or our affiliates, or gross negligence or willful misconduct by any of our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from the stockholders.

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

Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 5,500,000,000 shares of capital stock, of which 5,400,000,000 shares are classified as common stock, of which 600,000,000 shares are classified as Class T shares, 1,000,000,000 shares are classified as Class S shares, 600,000,000 shares are classified as Class D shares, 1,500,000,000 shares are classified as Class I shares, 600,000,000 shares are classified as Class E shares, 600,000,000 shares are classified as Class Y shares, 500,000,000 shares are classified as Class X shares, and 100,000,000 shares are classified as preferred stock. In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. After you purchase shares of our common stock in our public offering, our board of directors may elect, without stockholder approval, to: (1) sell additional shares in this or future public offerings; (2) issue shares of our common stock or units in the Operating Partnership in private offerings; (3) issue shares of our common stock or units in the Operating Partnership upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares of our common stock or units in the Operating Partnership to the Adviser or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or the performance participation allocation; (5) issue shares of our common stock or units in the Operating Partnership to sellers of properties we acquire; or (6) issue equity incentive compensation to certain employees of affiliated service providers or to third parties as satisfaction of obligations under incentive compensation arrangements. To the extent we issue additional shares of common stock, your percentage ownership interest in us will be diluted. Because we hold all of our assets through the Operating Partnership, to the extent we issue additional units of the Operating Partnership, your percentage ownership interest in our assets will be diluted. Because certain classes of the units of the Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between the Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by the Operating Partnership. Operating Partnership units may have different and preferential rights to the claims of common units of the Operating Partnership which correspond to the common stock held by our stockholders. Certain units in the Operating Partnership may have different and preferential rights to the terms of the common Operating Partnership units which correspond to the common stock held by our stockholders.

We are not required to comply with certain reporting requirements, including those relating to auditor’s attestation reports on the effectiveness of our system of internal control over financial reporting, accounting standards and disclosure about our executive compensation, that apply to other public companies.

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we are not required to (1) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation required of larger public companies or (6) hold stockholder advisory votes on executive compensation.

Once we are no longer an emerging growth company, so long as our shares of common stock are not traded on a securities exchange, we will be deemed to be a “non-accelerated filer” under the Exchange Act, and as a non-accelerated filer, we will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, so long as we are externally managed by the Adviser and we do not directly compensate our executive officers, or reimburse the Adviser or its affiliates for salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Adviser, we do not have any executive compensation, making the exemptions listed in (5) and (6) above generally inapplicable.

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

We intend to conduct our operations so that neither we, the Operating Partnership, nor the subsidiaries of the Operating Partnership are investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). However, there can be no assurance that we and our subsidiaries will be able to successfully avoid registering as an investment company.

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

Our investments in the JPM-Advised Funds are subject to the risk that the JPM-Advised Funds will fail to avoid qualifying as an investment company as well. If any of the JPM-Advised Funds are required to register as an investment company, the extra costs, expenses and limitations on operations resulting from such, as described above, could adversely impact such JPM-Advised Fund’s operations, which would indirectly reduce your investment return, and that registration also could adversely affect our status as an investment company.

Our business may be subject to certain U.S. regulatory regimes applicable to J.P. Morgan and the Adviser, including applicable financial industry rules, which may impact the Adviser’s ability to implement our business strategy and to generate returns to our stockholders.

Certain laws applicable to J.P. Morgan and the Adviser may have an impact on the Adviser’s ability to implement our business strategy and to generate returns to our stockholders. J.P. Morgan is a bank holding company (a “BHC”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is therefore subject to supervision and regulation by the Federal Reserve Board (the “Federal Reserve”). In addition, J.P. Morgan is a financial holding company (a “FHC”) under the BHCA, which is a status available to BHCs that meet certain criteria. FHCs may engage in a broader range of activities than BHCs that are not FHCs. The activities of J.P. Morgan and its subsidiaries, including our company for any time period that we are deemed to be controlled by J.P. Morgan under the BHCA, will be subject to restrictions imposed by the BHCA and related regulations. For the purposes of the BHCA, J.P. Morgan will be deemed to “control” us if it, directly or indirectly, owns or controls 5% or more of any class of our voting securities or 25% or more of our total equity outside of our initial seeding period, which commenced May 26, 2022. Accordingly, for any time period that we are deemed to be controlled for purposes of the BHCA, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, including the Federal Reserve, may restrict our investments, transactions and operations and may restrict the transactions and relationships between the Adviser, J.P. Morgan and their affiliates, on the one hand, and our company on the other hand.

J.P. Morgan and its affiliates may in the future, in their sole discretion and without notice to our stockholders, engage in activities impacting us or the Adviser in order to comply with the BHCA or other legal requirements applicable to, or reduce or eliminate the impact or applicability of any bank regulatory or other restrictions on, J.P. Morgan or us. In addition, J.P. Morgan may cease in the future to qualify as an FHC, which may subject us to additional restrictions. Moreover, there can be no assurance that the bank regulatory requirements applicable to J.P. Morgan and us, or the interpretation thereof, will not change, or that any such change will not have a material adverse effect on us.

In addition, the U.S. Gramm-Leach-Bliley Act of 1999, as amended (the “GLB Act”), amended the BHCA to allow an FHC, such as J.P. Morgan, to make investments in non-financial companies as part of a bona fide merchant banking activity. These investments may be made in any type of ownership interest in any type of non-financial entity (a portfolio company) and may represent any amount of the equity of a portfolio company. Investments made under this authority are referred to as merchant banking investments. The activities of J.P. Morgan and its subsidiaries, including our company for any time period we are deemed to be controlled under the BHCA, will be conducted pursuant to this merchant banking authority.

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

Additionally, under Section 13 of the BHCA, as implemented by final regulations (known as the Volcker Rule), during any time period that we are deemed controlled under the BHCA, we will be subject to the restrictions and prohibitions under the Volcker Rule. J.P. Morgan believes that we will be deemed controlled under the BHCA if J.P. Morgan or its affiliates holds 25% or more of our total equity or 5% or more of any class of our voting shares, outside of our initial seeding period which commenced May 26, 2022. The Volcker Rule restrictions that would apply directly to us during any time period that we are controlled under the BHCA include a prohibition on us acquiring or retaining, as principal, any ownership interest in, or sponsoring, covered funds, as such terms are defined in the final regulations, unless the investment or activity is conducted in accordance with an exclusion or exemption. In addition, during any time period that we are deemed controlled under the BHCA, we will be subject to restrictions on trading that could adversely impact our ability to execute our investment strategy. These restrictions include limits on the types of instruments we may hold or the imposition of minimum holding periods for certain instruments, including securities and derivatives. Should this occur our board of directors, may determine to suspend our share repurchase plan or the Adviser may cause us to enter into or draw on a credit facility to fund repurchase requests, which may result in gains or losses, increased transaction and other costs or adverse tax consequences.

In addition, we are treated as an affiliate of JPMorgan Chase Bank, N.A. (“JPMCB”) for purposes of Sections 23A and 23B of the U.S. Federal Reserve Act, which place certain qualitative and quantitative restrictions on transactions between JPMCB or subsidiaries of JPMCB and its affiliates. Transactions between JPMCB and unrelated third parties may also be subject to Section 23A and 23B of the Federal Reserve Act if the proceeds of the transactions are transferred to, or are used for the benefit of, the affiliate. To the extent that we do business with JPMCB or subsidiaries of JPMCB, such transactions may be subject to these rules and, as such, may be subject to restrictions that make the transactions less advantageous to us than transactions with unaffiliated parties. There may be certain investment opportunities, investment strategies, or actions that the Adviser will not undertake on behalf of us in view of these requirements or J.P. Morgan’s relationship with companies in which we invest.

We depend on the Adviser to develop appropriate systems and procedures to control operational risk.

Operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or from other similar disruption in our operations may cause us to suffer financial losses, the disruption of our business, liability to third parties, regulatory intervention or damage to our reputation. We depend on the Adviser and its affiliates to develop the appropriate systems and procedures to control operational risk. We rely heavily on our financial, accounting and other data processing systems. The ability of our systems to accommodate transactions could also constrain our ability to properly manage our portfolio. Generally, the Adviser will not be liable for losses incurred due to the occurrence of any such errors.

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

Cybersecurity incidents and cyberattacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Additionally, the risk of cybersecurity incidents may be heightened by the increased prevalence and use of artificial intelligence and machine-learning technology. Our information and technology systems as well as those of the Adviser and other related parties, such as service providers, may be vulnerable to damage or interruption from cybersecurity breaches, computer viruses or other malicious code, “phishing” attempts and other forms of social engineering, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks and other security threats could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Cyberattacks and other security threats could also originate from the malicious or accidental acts of insiders, such as the Adviser’s employees, or third-party agents and consultants. There has been an increase in the frequency and sophistication of the cyber and security threats J.P. Morgan faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target J.P. Morgan because J.P. Morgan, as a diversified global financial services firm, holds a significant amount of confidential and sensitive information about its customers, clients, investors, business activities, and its and its clients’ potential transaction activity and investments. As a result, J.P. Morgan and its affiliates, including the Adviser, may face a heightened risk of a security breach or disruption with respect to this information. There can be no assurance that measures J.P. Morgan takes to ensure the integrity of its systems will provide protection, especially because cyberattack techniques used change frequently or are not recognized until successful.

Many jurisdictions in which J.P. Morgan and its affiliates operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation in the European Union. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. While we will endeavor to maintain systems to avoid such breaches and penalties, there can be no assurance that these systems will always be effective in doing so.

There can be no assurance that cybersecurity breaches or incursions with respect to ourselves, the Adviser, its affiliates or any of our investments will not occur in the future, particularly given cyber-attackers may specifically target critical infrastructure in which we invest.

We are subject to risks associated with artificial intelligence and machine learning technology.

AI and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.

Recent technological advances in AI pose risks to us and the Adviser. We could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to us, also use AI in their business activities. We may not be in a position to control the use of AI technology in third-party products or services.

Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming accessible by other third-party AI applications and users. While the Adviser does not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to our business and the Adviser’s business, including by potentially significantly disrupting the markets in which we operate or subjecting us and the Adviser to increased competition and regulation, which could materially and adversely affect the business, financial condition or results of operations of us and the Adviser. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by the Adviser.

Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that we are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on us or our investments.

AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

Compliance with the SEC’s Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital in our public offering, which would harm our ability to achieve our investment objectives.

Broker-dealers must comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on participating dealers cannot be determined at this time, and it may negatively impact whether participating dealers and their associated persons recommend our public offering to certain retail customers. In particular, under SEC guidance concerning Regulation Best Interest, a broker-dealer recommending an investment in our shares should consider a number of factors, including cost and complexity of the investment and reasonably available alternatives in determining whether there is a reasonable basis for the recommendation. Broker-dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe it is in the best interest of a particular retail customer. However, if broker-dealers instead choose alternatives to our shares, many of which likely exist, our ability to raise capital will be adversely affected. If Regulation Best Interest reduces our ability to raise capital in our public offering, it may harm our ability to achieve our objectives.

Risks Related to Investments in Real Estate

Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.

We are subject to risks generally attributable to the ownership of real property, including:

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
•
inflation;
•
increases in interest rates and lack of availability of financing; and
•
changes in government rules, regulations and fiscal policies, including changes in international trade policies and tariffs, increases in property taxes, changes in zoning laws, limitations on rental rates, and increasing costs to comply with environmental laws.

All of these factors are beyond our control. Any negative changes in these factors could affect our performance and our ability to meet our obligations and make distributions to stockholders.

Changes in trade policies, including the imposition of tariffs, their enforcement and downstream consequences, and concerns over the United States’ debt ceiling and budget deficit may have a material adverse impact on the Company’s business, results of operations and outlook.

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

A depression, recession or slowdown in the U.S. real estate market or one or more regional real estate markets, and to a lesser extent, the global economy (or any particular segment thereof) would have a pronounced impact on us, the value of our assets and our profitability, impede the ability of our assets to perform under or refinance their existing obligations, and impair our ability to effectively deploy our capital or realize upon investments on favorable terms. We would also be affected by any overall weakening of, or disruptions in, the financial markets. Any of the foregoing events could result in substantial losses to our business, which losses will likely be exacerbated by the presence of leverage in our capital structure or our investments' capital structures.

Recently, shifts in U.S. trade policy, including new or increased tariffs and uncertainty surrounding existing international trade agreements, have contributed to heightened volatility in global markets and economic conditions. Such uncertainty can influence business activity and supply chains, which may adversely affect general market performance and our operations. Factors including U.S. foreign policy in Venezuela and the Middle East could result in increased energy prices. Additionally, events such as wars (including in the Middle East and Ukraine), terrorism, natural and environmental disasters and public health emergencies may adversely affect the global economy and the markets in which we invest. These events could reduce consumer demand or economic output, result in market closure, and generally have a significant impact on the economy, our operations and our performance.

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

Certain countries have been susceptible to epidemics and pandemics. The outbreak of such epidemics or pandemics, together with any resulting restrictions on travel or quarantines imposed, could have a negative impact on the economy and business activity globally (including in the markets in which we expect to invest), and thereby could adversely affect the performance of our future investments. Furthermore, the rapid development of epidemics or pandemics could preclude prediction as to their ultimate adverse impact on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. These epidemics or pandemics could have particularly adverse impacts on certain industries, such as the hospitality and leisure industries, and may also have particular negative effects on certain regions in which we own investments.

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

We face competition from various entities for investment opportunities in properties, including other REITs, real estate operating companies, pension funds, insurance companies, investment funds and companies, partnerships and developers, some of which are likely a source of reasonable alternatives under Regulation Best Interest. In addition to third-party competitors, other programs sponsored by the Adviser and its affiliates, particularly those with investment strategies that overlap with ours may seek investment opportunities under the Adviser’s prevailing policies and procedures. Some of these entities may have greater access to capital to acquire properties than we have. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets could have a material impact on the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. The lack of available debt on reasonable terms or at all could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, over the past several years, a number of real estate funds and publicly-traded and public, non-listed REITs have been formed and others have been consolidated (and many such existing funds have grown in size) for the purpose of investing in real estate and real estate-related investments. Additional real estate funds, vehicles and REITs with similar investment objectives are expected to be formed in the future by other unrelated parties and further consolidations may occur (resulting in larger funds and vehicles). Consequently, it is expected that increased competition for appropriate investment opportunities would reduce the number of investment opportunities available to us and adversely affect the terms, including price, upon which investments can be made. Additionally, rapid advances in artificial intelligence may intensify competition and disrupt traditional operating models, creating pressures and operational uncertainties across industries. This competition may cause us to acquire properties and other investments at higher prices or by using less-than-ideal capital structures, and in such case our returns will be lower, and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, you may experience a lower return on your investment.

We may make a substantial amount of joint venture investments, including with Other J.P. Morgan Accounts. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.

We may co-invest in the future with investment funds, REITs, vehicles, accounts, products and other similar arrangements sponsored, advised, or managed by J.P. Morgan or its affiliates (“Other J.P. Morgan Accounts”) or third parties in partnerships or other entities that own real estate properties, which we collectively refer to as joint ventures. We likely will acquire non-controlling interests or shared control interests in joint ventures. Even if we have some control in a joint venture, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were another party not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their required capital contributions. Joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests and/or goals and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the joint venture partner would have full control over the joint venture. Disputes between us and joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.

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

From time to time, we may acquire multiple properties in a single transaction. Portfolio acquisitions typically are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on the management of the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package or also include certain additional investments or transactions even though, were it not part of the overall transaction, we may not want to purchase one or more properties included in such portfolio or participate in such additional investments or transactions. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties or investments, or if the seller imposes a lock-out period or other restriction on a subsequent sale, we will be responsible for procuring a property manager or leasing agent to operate such properties or attempt to dispose of such properties or investments (if not subject to a lock-out period). We may also share the acquisition of large portfolios of properties with our affiliates, which can result in conflicts of interest, including as to the allocation of properties within the portfolio and the prices attributable to such properties. See “Risks Related to Conflicts of Interest—We may invest in joint ventures and other co-investment arrangements with Other J.P. Morgan Accounts or divide a pool of investments among us and Other J.P. Morgan Accounts.” It may also be difficult for the Adviser to fully analyze each property in a large portfolio, increasing the risk that properties do not perform as anticipated. We also may be required to accumulate a large amount of cash to fund such acquisitions. We would expect the returns that we earn on such cash to be less than the returns on investments in real property. The risks related to acquiring multiple properties in a single transaction may be more pronounced in single-family residential (“SFR”) acquisitions, where numerous SFR properties each with relatively small values individually are acquired in large portfolio, making it difficult for the Adviser to analyze individual properties. Therefore, acquiring multiple properties in a single transaction may reduce the overall yield on our portfolio.

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

We depend on tenants for our revenue, and therefore our revenue will be dependent on the success and economic viability of our tenants. Our reliance on a single tenant or significant tenants in certain buildings may decrease our ability to lease vacated space and could adversely affect our income, performance, operations and ability to pay distributions.

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

Similarly, some of our properties, including, for example, industrial warehouses and student housing properties, may be leased out to a single tenant or tenants that are otherwise reliant on a single enterprise to remain in business and hotel properties are generally operated by a single operator. Adverse impacts to such tenants, businesses or operators, including as a result of changes in market or economic conditions, natural disasters, outbreaks of an infectious disease, pandemic or any other serious public health concern, wars, political events or other factors that may impact the operation of these properties, may have negative effects on our business and financial results. As a result, such tenants or operators may be required to suspend operations for what could be an extended period of time. Further, if such tenants default under their leases or such operators are unable to operate, we may not be able to promptly enter into a new lease or operating arrangement, rental rates or other terms under any new leases or operating arrangement may be less favorable than the terms of the existing lease or operating arrangement or we may be required to make capital improvements to such properties for a new tenant or operator, any of which could adversely impact our operating results.

We may be unable to renew leases as leases expire.

We may not be able to lease properties that are vacant or become vacant because a tenant decides not to renew its lease or by the continued default of a tenant under its lease. In addition, certain of the properties we acquire may have some level of vacancy at the time of acquisition. Certain other properties may be specifically suited to the particular needs of a tenant and may become vacant after we acquire them. Even if a tenant renews its lease or we enter into a lease with a new tenant, the terms of the new lease may be less favorable than the terms of the old lease. In addition, the resale value of the property could be diminished because the market value may depend principally upon the value of the property’s leases. If we are unable to promptly renew or enter into new leases, or if the rental rates are lower than expected, our results of operations and financial condition will be adversely affected. For example, following the termination or expiration of a tenant’s lease there may be a period of time before we will begin receiving rental payments under a replacement lease. During that period, we will continue to bear fixed expenses such as interest, real estate taxes, maintenance, security, repairs and other operating expenses. In addition, declining economic conditions may impair our ability to attract replacement tenants and achieve rental rates equal to or greater than the rents paid under previous leases. Increased competition for tenants may require us to make capital improvements to properties which would not have otherwise been planned. Any unbudgeted capital improvements that we undertake may divert cash that would otherwise be available for distributions or for satisfying repurchase requests. Ultimately, to the extent that we are unable to renew leases or re-lease space as leases expire, decreased cash flow from tenants will result, which could adversely impact our operating results.

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

Our properties are, and any properties we acquire in the future will be, subject to property taxes that may increase in the future, which could adversely affect our cash flow.

Our properties are, and any properties we acquire in the future will be, subject to real and personal property taxes that may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. Some of our leases may provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the properties that they occupy. As the owner of the properties, however, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable (or not obligated) to make the required tax payments, ultimately requiring us to pay the taxes. In addition, we are generally responsible for property taxes related to any vacant space. If we purchase residential properties, the leases for such properties typically will not allow us to pass through real estate taxes and other taxes to residents of such properties. Consequently, any tax increases may adversely affect our results of operations at such properties.

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

Certain of our industrial properties may be special use or build-to-suit and may be difficult to sell or re-lease upon tenant defaults or lease terminations.

Certain of our industrial properties may include special use or build-to-suit properties. These types of properties are relatively illiquid compared to other types of real estate and financial assets and this illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. With such properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant, finance the property or sell the property. In addition, if we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or re-lease our industrial properties and adversely affect our results of operations at such properties.

We could be negatively impacted by the condition of Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) and by changes in government support for multifamily housing.

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

Short-term leases, including leases associated with any multifamily properties we acquire, may expose us to the effects of declining market rent and could adversely impact our ability to make cash distributions.

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

The multifamily properties in which we invest must comply with the Fair Housing Amendments Act of 1988 (the “FHAA”).

The multifamily properties in which we invest domestically must comply with the FHAA, which requires that multifamily communities first occupied after March 13, 1991 be accessible to handicapped residents and visitors. Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA. Recently there has been heightened scrutiny of multifamily housing communities for compliance with the requirements of the FHAA and the ADA and an increasing number of substantial enforcement actions and private lawsuits have been brought against multifamily communities to ensure compliance with these requirements.

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

Prior to the commencement of each new lease period, we will prepare the units for new incoming residents. Other than revenue generated by in-place leases for returning residents, we will not generally recognize lease revenue during this period referred to as “turn” as we will have no leases in place. In addition, during turn, we may incur expenses preparing our units for occupancy, which we will recognize immediately. This lease turn period may result in seasonality in our operating results, and as a result, we may experience significantly reduced cash flows during such periods.

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

Certain commercial properties subject to net leases in which we invest may be occupied by a single tenant and, therefore, the success of such investments is largely dependent on the financial stability of each such tenant. A default of any such tenant on its lease payments to us would cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, we may also incur significant losses to make the leased premises ready for another tenant and experience difficulty or a significant delay in re-leasing such property.

In addition, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years.

We may acquire these investments through sale-leaseback transactions, which involve the purchase of a property and the leasing of such property back to the seller thereof. If we enter into a sale-leaseback transaction, we will seek to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” for U.S. federal income tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, we cannot assure you that the IRS will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed, and the timing of our income inclusion could differ from that of the lease payments. If a sale-leaseback transaction were so recharacterized (or otherwise not respected as a lease), we might fail to satisfy the REIT qualification “asset tests” or “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the REIT distribution requirement for a taxable year.

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

Inflation in the United States has increased and may increase again in the future. Inflation could have an adverse impact on any floating rate mortgages, credit facility and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, our percentage rents, where applicable.

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

High interest rates could impact the value of our investments.

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

The real estate-related debt and other interests in which we may invest may include secured or unsecured debt at various levels of an issuer’s capital structure. The real estate-related debt in which we may invest may not be protected by financial covenants or limitations upon additional indebtedness, may be illiquid or have limited liquidity, and may not be rated by a credit rating agency. Real estate-related debt investments are also subject to other creditor risks, including (i) the possible invalidation of an investment transaction as a “fraudulent conveyance” under relevant creditors’ rights laws, (ii) so-called lender liability claims by the issuer of the obligation and (iii) environmental liabilities that may arise with respect to collateral securing the obligations. Our investments may be subject to early redemption features, refinancing options, prepayment options, or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by us earlier than expected, resulting in a lower return to us than anticipated or reinvesting in a new obligation at a lower return to us.

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

Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for issuers to satisfy their debt payment obligations, increasing the default risk applicable to issuers, or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of issuers or real estate collateral relating to our investments and may include economic or market fluctuations, including economic impacts resulting from actual or perceived instability in the U.S. banking system, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in real estate fundamentals (including average occupancy, operating income and room rates for hotel properties), the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, political events, trade barriers, currency exchange controls, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, increases in energy prices, outbreaks of an infectious disease, epidemics/pandemics or other serious public health concerns, negative developments in the economy or political climate that depress travel activity (including restrictions on travel or quarantines imposed), environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, war, demand or real estate values generally and other factors that are beyond the control of the Adviser. Such changes may develop rapidly, and it may be difficult to determine the comprehensive impact of such changes on our investments, particularly for investments that may have inherently limited liquidity. These changes may also create significant volatility in the markets for our investments which could cause rapid and large fluctuations in the values of such investments. There can be no assurance that there will be a ready market for the resale of our debt investments because such investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us. The value of securities of companies which service the real estate business sector may also be affected by such risks.

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

Our real estate debt investments involve credit or default risk, which is the risk that an issuer or borrower will be unable to make principal and interest payments on its outstanding debt when due. The risk of default and losses on real estate-related investments will be affected by a number of factors, including global, regional and local economic conditions, interest rates, the commercial real estate market in general, an issuer’s equity and the financial circumstances of the issuer, as well as general economic conditions. Such default risk will be heightened to the extent we make relatively junior investments in an issuer’s capital structure since such investments are structurally subordinate to more senior tranches in such issuer’s capital structure, and our overall returns would be adversely affected to the extent one or more issuers is unable to meet its debt payment obligations when due. To the extent we hold an equity or “mezzanine” interest in any issuer that is unable to meet its debt payment obligations, such equity or mezzanine interest could become subordinated to the rights of such issuer’s creditors in a bankruptcy. See “—We invest in subordinated debt, which is subject to greater credit risk than senior debt” below. Furthermore, the financial performance of one or more issuers could deteriorate as a result of, among other things, adverse developments in their businesses, changes in the competitive environment or an economic downturn. As a result, underlying properties or issuers that we expected to be stable may operate, or expect to operate, at a loss or have significant fluctuations in ongoing operating results, may otherwise have a weak financial condition or be experiencing financial distress and subject our investments to additional risk of loss and default.

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

Debt securities that are, at the time of purchase, rated below investment grade (below Baa by Moody’s and below BBB by S&P and Fitch), an equivalent rating assigned by another nationally recognized statistical rating organization or unrated but judged by the Adviser to be of comparable quality are commonly referred to as “high yield” securities or “junk bonds.”

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

While it is generally anticipated that our real estate-related investments will focus primarily on investments in CMBS and other debt investments that are not considered distressed (based on our belief that there is not a low likelihood of repayment), our investments may become distressed following our acquisition thereof. Additionally, we may invest in real estate-related investments that we believe are available to purchase at “discounted” rates or “undervalued” prices. Purchasing real estate-related securities at what may appear to be “undervalued” or “discounted” levels is no guarantee that these investments will generate attractive returns to us or will not be subject to further reductions in value. There is no assurance that such investments can be acquired at favorable prices, that such investments will not default, or that the market for such interests will improve. In addition, the market conditions for real estate-related securities may deteriorate further, which could have an adverse effect on the performance of our investments.

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

For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment or may be required to accept different terms, including payment over an extended period of time. In addition, under certain circumstances payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment, or similar transactions under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize on collateral for loan positions we held or may adversely affect the economic terms and priority of such loans through doctrines such as equitable subordination or may result in a restructure of the debt through principles such as the “cramdown” provisions of the bankruptcy laws.

However, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such investment, replacement “takeout” financing will not be available, resulting in an inability by the issuer to repay the investment. Although unlikely, it is possible that the Adviser may find it necessary or desirable to foreclose on collateral securing one or more real estate debt investments. The foreclosure process varies jurisdiction by jurisdiction and can be lengthy and expensive. Issuers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses against the holder of a real estate loan, including, lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action, which often prolongs and complicates an already difficult and time-consuming process. In some states or other jurisdictions, foreclosure actions can take up to several years or more to conclude. During the foreclosure proceedings, an issuer may have the ability to file for bankruptcy, potentially staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral property and may result in disrupting ongoing leasing, management, development and other operations of the property. In the event we foreclose on a debt investment, we will be subject to the risks associated with owning and operating real estate.

Certain risks associated with CMBS may adversely affect our results of operations and financial condition.

We may invest a portion of our assets in pools or tranches of CMBS, including horizontal and other risk retention investments. The collateral underlying CMBS generally consists of commercial mortgages on real property that has a multifamily or commercial use, such as retail space, office buildings, warehouse property and hotels. CMBS have been issued in a variety of issuances, with varying structures including senior and subordinated classes. The commercial mortgages underlying CMBS generally face the risks described above in “—We may invest in commercial mortgage loans which are non-recourse and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.”

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

In addition, the securitization of investments in our portfolio might magnify our exposure to losses because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. The inability to securitize our portfolio may hurt our performance and our ability to grow our business. At the same time, the securitization of our loans or investments might expose us to losses, as the residual loans or investments in which we do not sell interests will tend to be riskier and more likely to generate losses. Moreover, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the “Dodd-Frank Act”) contains a risk retention requirement for all asset-backed securities, which requires issuers of both public and private securities to retain not less than 5% of the credit risk of the assets collateralizing any asset-backed security issuance. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interests, the structure of the entities that hold risk retention interests and when and how such risk retention interests may be transferred. Therefore, such risk retention interests will generally be illiquid. As a result of the risk retention requirements, we may be required to purchase and retain certain interests in a securitization into which we sell mortgage loans or when we act as issuer, may be required to sell certain interests in a securitization at prices below levels that such interests have historically yielded or may be required to enter into certain arrangements related to risk retention that we have not historically been required to enter into and, accordingly, the risk retention rules may increase our potential liabilities or reduce our potential profits in connection with securitization of mortgage loans. It is likely, therefore, that these risk retention rules will increase the administrative and operational costs of asset securitizations.

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

The real estate loans backing MBS and other investments may be subject to various laws enacted in the jurisdiction or state of the borrower for the protection of creditors. If an unpaid creditor files a lawsuit seeking payment, the court may invalidate all or part of the borrower’s debt as a fraudulent conveyance, subordinate such indebtedness to existing or future creditors of the borrower or recover amounts previously paid by the borrower in satisfaction of such indebtedness, based on certain tests for borrower insolvency and other facts and circumstances, which may vary by jurisdiction. There can be no assurance as to what standard a court would apply in order to determine whether the borrower was “insolvent” after giving effect to the incurrence of the indebtedness constituting the mortgage backing the MBS and other investments, or that regardless of the method of valuation, a court would not determine that the borrower was “insolvent” after giving effect to such incurrence. In addition, in the event of the insolvency of a borrower, payments made on such mortgage loans could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year and one day) before insolvency.

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

To the extent we invest in RMBS, our investments will be subject to the risks of defaults, foreclosure timeline extension, fraud, home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal accompanying the underlying residential mortgage loans. To the extent that assets underlying our investments are concentrated geographically, by property type or in certain other respects, we may be subject to certain of the foregoing risks to a greater extent. In the event of defaults on the residential mortgage loans that underlie our investments in RMBS and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our investments, and we may incur a loss on these investments. At any one time, a portfolio of RMBS may be backed by residential mortgage loans with disproportionately large aggregate principal amounts secured by properties in only a few states or regions in the United States or in only a few foreign countries. As a result, the residential mortgage loans may be more susceptible to geographic risks relating to such areas, such as adverse economic conditions, adverse political changes, adverse events affecting industries located in such areas and natural hazards affecting such areas, than would be the case for a pool of mortgage loans having more diverse property locations. We may also acquire non-agency RMBS, which are backed by residential property but, in contrast to agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as the Fannie Mae and Freddie Mac and, in the case of the Government National Mortgage Association (“Ginnie Mae”), the U.S. government. In addition, we may invest in government mortgage pass-through securities, which represent participation interests in pools of residential mortgage loans purchased from individual lenders by a federal agency or originated by private lenders and guaranteed by a federal agency, including those issued or guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae certificates are direct obligations of the U.S. Government and, as such, are backed by the “full faith and credit” of the United States. Fannie Mae is a federally chartered, privately-owned corporation and Freddie Mac is a corporate instrumentality of the United States. Fannie Mae and Freddie Mac certificates are not backed by the full faith and credit of the United States but the issuing agency or instrumentality has the right to borrow, to meet its obligations, from an existing line of credit with the U.S. Treasury. The U.S. Treasury has no legal obligation to provide such line of credit and may choose not to do so.

We invest in subordinated debt, which is subject to greater credit risk than senior debt.

We have invested in and may continue to invest in debt instruments, including junior tranches of CMBS and “mezzanine” or junior mortgage loans (e.g., B-Notes), that are subordinated in an issuer’s capital structure. To the extent we invest in subordinated debt of an issuer’s capital structure, including subordinated CMBS bonds or other mezzanine debt, such investments and our remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, will be subject to the rights of holders of more senior tranches in an issuer’s capital structure and, to the extent applicable, contractual inter-creditor, co-lender and participation agreement provisions.

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

With most mezzanine loans, the bulk of the loan balance is payable at maturity with a one-time “balloon payment.” Full satisfaction of the balloon payment by a borrower is heavily dependent on the availability of subsequent financing or a functioning sales market, and full satisfaction of a loan will be affected by a borrower’s access to credit or a functioning sales market. In certain situations, and during periods of credit distress, the unavailability of real estate financing may lead to default by a borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan may be impaired. Moreover, mezzanine loans are usually non-recourse in nature. Therefore, if a borrower defaults on the loan, then the options for financial recovery are limited in nature. To the extent the underlying default rates with respect to the pool or tranche of commercial real estate loans in which we directly or indirectly invest increase, the performance of our investments related thereto may be adversely affected.

B-Notes and A/B Structures may pose additional risks that may adversely affect our results of operations and financial condition.

We may invest in B-notes, which are mortgage loans typically (i) secured by a first mortgage on a commercial property or group of related properties and (ii) subordinated to an A-note portion of the same first mortgage secured by the same collateral (which we would not expect to hold). As a result, if a borrower defaults, there may not be sufficient funds remaining to repay B-note holders after payment to the A-note holders. Since each transaction is privately negotiated, B-notes can vary in their structural characteristics and risks. In addition to the risks described above, certain additional risks apply to B-note investments, including those described herein. The B-note portion of a loan is typically small relative to the overall loan and is in the first loss position. As a means to protect against the holder of the A-note from taking certain actions or receiving certain benefits to the detriment of the holder of the B-note, the holder of the B-note often (but not always) has the right to purchase the A-note from its holder. If available, this right may not be meaningful to us. For example, we may not have the capital available to protect our B-note interest or purchasing the A-note may alter our overall portfolio and risk/return profile to the detriment of our stockholders. In addition, a B-note may be in the form of a “rake bond.” A “rake bond” is a CMBS backed solely by a single promissory note secured by a mortgaged property, which promissory note is subordinate in right of payment to one or more separate promissory notes secured by the same mortgaged property.

We may invest in a wide range of real estate-related investments pursuant to our broad investment guidelines.

Pursuant to our broad investment guidelines, our real estate-related investments may include CMBS, real estate-related corporate credit, mortgages, loans, mezzanine and other forms of debt (including RMBS and other residential credit and debt of real estate-related companies), preferred equity and derivatives, and such investments may not be secured by real estate assets. The Adviser may also employ new investment techniques or invest in new instruments that it believes will help achieve our investment objectives, whether or not such investment techniques or instruments are specifically defined herein, so long as such investments are consistent with the investment guidelines and our charter. New investment techniques or instruments may not be thoroughly tested in the market before being employed and may have operational or theoretical shortcomings which could result in unsuccessful investments and, ultimately, losses to us. In addition, any new investment technique or instrument developed by us may be more speculative than earlier investment techniques or instruments and may involve material and unanticipated risks. Our board of directors may also change our investment guidelines without the consent of our stockholders.

Our ability to redeem all or a portion of our investments in the JPM-Advised Funds is subject to significant restrictions.

If we make investments in the JPM-Advised Funds, those investments will be subject to significant restrictions. Our investments in the JPM-Advised Funds will be treated the same as investments by other investors in the JPM-Advised Funds, and the managers of the JPM-Advised Funds may limit redemptions, including as a result of certain tax, regulatory or other considerations. We may not be able to exit the JPM-Advised Funds or liquidate all or a portion of our interests in the JPM-Advised Funds.

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

These interests are not secured by the underlying real estate, but upon the occurrence of a default, the preferred equity provider typically has the right to effectuate a change of control with respect to the ownership of the property. In addition, equity investments may be illiquid or have limited liquidity due to lock-out periods, limited trading volume or other limitations or prohibitions against their transfer, sale, pledge or disposition, including any necessary registration with the SEC requiring coordination with the issuer for the sale of such securities. Our investments in real estate-related equity securities will involve risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related equity securities are subject to their own operating and other expenses and may be subject to a management fee and performance-based compensation (e.g., promote), which we as equity holders will indirectly bear. Issuers of real estate-related common equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate discussed in “—Risks Related to Investments in Real Estate.”

We may invest in real estate corporate debt, which consists of secured and unsecured obligations issued by companies in the business of owning and operating real estate-related businesses.

We may invest in corporate debt obligations of varying maturities issued by U.S. and foreign corporations and other business entities, which may include loans, corporate bonds, debentures, notes and other similar corporate debt instruments, including convertible securities. Bonds are fixed or variable rate debt obligations, including bills, notes, debentures, money market instruments and similar instruments and securities. Corporate debt is generally used by corporations and other issuers to borrow money from investors. The issuer pays the investor a rate of interest and normally must repay the amount borrowed on or before maturity. The rate of interest on corporate debt may be fixed, floating or variable, and may vary inversely with respect to a reference rate. The rate of return or return of principal on some debt obligations may be linked or indexed to the level of exchange rates between the U.S. dollar and a foreign currency or currencies. Debt instruments may be acquired with warrants attached. Certain bonds are “perpetual” in that they have no maturity date.

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

REITs that invest primarily in real estate or real estate debt are subject to the risks of the real estate debt market and, more generally, the real estate and securities market. REITs may be subject to management fees and other expenses, and so when we invest in REITs, we will bear our proportionate share of the costs of the REITs’ operations. Investing in REITs and real estate-related companies involves certain unique risks in addition to those risks associated with investing in the real estate industry in general. The market value of REIT shares and the ability of the REIT to distribute income may be adversely affected by several factors, including the risks described herein that relate to an investment in our common stock. REITs depend generally on their ability to generate cash flow to make distributions to stockholders, and distributions received by us from REITs may consist of dividends, capital gains or return of capital. Generally, dividends received by us from REIT shares and distributed to our stockholders will not constitute “qualified dividend income” eligible for the reduced tax rate applicable to qualified dividend income. In addition, the performance of a REIT may be affected by changes in the tax laws or by its failure to qualify for tax-free pass-through of income.

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

We will face “spread widening” risk related to our investment in securities.

For reasons not necessarily attributable to any of the risks set forth herein (for example, supply/demand imbalances or other market forces), the market spreads of the securities in which we invest may increase substantially causing the securities prices to fall. It may not be possible to predict, or to hedge against, such “spread widening” risk. The perceived discount in pricing described under “—Some of our real estate-related investments may become distressed, which securities would have a high risk of default and may be illiquid.” may still not reflect the true value of the real estate assets underlying such real estate-related investments in which we may invest, and therefore further deterioration in value with respect thereto may occur following our investment therein. In addition, mark-to-market accounting of our investments will have an interim effect on the reported value prior to realization of an investment.

We may invest in derivatives, which involve numerous risks.

Subject to our compliance with Code provisions related to maintaining our qualification as a REIT, we may enter into derivatives transactions, including interest rate swaps, total return swaps, credit default swaps and other swap agreements for hedging purposes. Derivative instruments, especially when purchased in large amounts, may not be liquid in all circumstances, so that in volatile markets we may not be able to close out a position without incurring a loss. The use of derivatives generally involves leverage in the sense that the investment exposure created by the derivatives may be significantly greater than our initial investment in the derivative. Leverage magnifies investment, market and certain other risks. Thus, the use of derivatives may result in losses in excess of principal and greater than if they had not been used. The value of such derivatives also depends upon the price of the underlying instrument or commodity. Such derivatives and other customized instruments also are subject to the risk of non-performance by the relevant counterparty. In addition, actual or implied daily limits on price fluctuations and speculative position limits on the exchanges or over-the-counter markets in which we may conduct our transactions in derivative instruments may prevent prompt liquidation of positions, subjecting us to the potential of greater losses. Derivative instruments that may be purchased or sold by us may include instruments not traded over-the-counter or on an exchange. The risk of nonperformance by the obligor on such an instrument may be greater and the ease with which we can dispose of or enter into closing transactions with respect to such an instrument may be less than in the case of an exchange-traded instrument. In addition, significant disparities may exist between “bid” and “asked” prices for derivative instruments that are traded over-the-counter and on an exchange. Such over-the-counter derivatives are also subject to types and levels of investor protections or governmental regulation that may differ from exchange traded instruments.

Our ability to successfully use derivative investments depends on the Adviser's ability to implement these strategies effectively. The skills needed to employ derivatives strategies are different from those needed to select portfolio investments and, in connection with such strategies, the Adviser must make predictions with respect to market conditions, liquidity, market values, interest rates or other applicable factors, which may be inaccurate. The use of derivative investments may require us to sell or purchase portfolio investments at inopportune times or for prices below or above the current market values, may limit the amount of appreciation we can realize on an investment or may cause us to hold a security that we might otherwise want to sell. We will also be subject to credit risk with respect to the counterparties to our derivatives contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of over-the-counter instruments). In addition, the use of derivatives will be subject to additional unique risks associated with such instruments including a lack of sufficient asset correlation, heightened volatility in reference to interest rates or prices of reference instruments and duration/term mismatch, each of which may create additional risk of loss.

Absent our ability to rely upon available guidance from the CFTC that we are not a commodity pool, we, our board of directors or our Adviser, would be subject to additional regulation and required to comply with applicable CFTC disclosure, reporting, and recordkeeping requirements.

Registration with the U.S. Commodity Futures Trading Commission (the “CFTC”) as a “commodity pool operator” or any change in our operations (including any change that causes us to be subject to certain specified covered statutory disqualifications) necessary to maintain our ability to rely upon CFTC Letter No. 12-13 or other exclusion from the definition of, or exemption from the requirement to register as, a “commodity pool operator” with the CFTC could adversely affect our ability to implement our investment program, conduct our operations or achieve our objectives and subject us to certain additional costs, expenses and administrative burdens. Furthermore, any determination by us to cease or to limit trading in interests that may be treated as “commodity interests” in order to comply with the regulations of the CFTC may have an adverse effect on our ability to implement our investment objectives and to hedge risks associated with our operations.

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

The protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests may not be adequate. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy or its equivalent, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and potentially result in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value, and in the event of any such foreclosure or other similar real estate owned proceeding, we would also become the subject to various risks associated with direct ownership of real estate, including environmental liabilities. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss.

Risks Related to Debt Financing

We have incurred mortgage indebtedness and other borrowings, which could increase our business risks, hinder our ability to make distributions and could decrease the value of your investment.

The acquisition of our investment properties has been financed in part by borrowing, which increases our exposure to loss. Under our charter, we have a limitation that precludes us from borrowing in excess of 300% of our net assets, which approximates borrowing 75% of the cost of our investments (unless a majority of our independent directors approves any borrowing in excess of the limit and we disclose the justification for doing so to our stockholders in our next quarterly report), but such restriction does not restrict the amount of indebtedness we may incur with respect to any single investment. Our target leverage ratio after our ramp-up period is between 45% and 60% of our gross real estate assets. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and loan-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the equity in our real estate debt and real estate-related investments. See Item 1 — “Business — Borrowing Policies.” We may exceed our target leverage ratio, particularly during a market downturn or in connection with a large acquisition. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investments. Principal and interest payments on indebtedness (including mortgages having “balloon” payments) will have to be made regardless of the sufficiency of cash flow from the properties. Our investments will be impaired by a smaller decline in the value of the properties than is the case where properties are owned with a proportionately smaller amount of debt.

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

Generally, commercial real estate financings are structured as non-recourse to the borrower, which limits a lender’s recourse to the property pledged as collateral for the loan, and not the other assets of the borrower or to any parent of borrower, in the event of a loan default. However, lenders customarily will require that a creditworthy parent entity enter into so-called “recourse carveout” guarantees to protect the lender against certain bad-faith or other intentional acts of the borrower in violation of the loan documents. A “bad boy” guarantee typically provides that the lender can recover losses from the guarantors for certain bad acts, such as fraud or intentional misrepresentation, intentional waste, willful misconduct, criminal acts, misappropriation of funds, voluntary incurrence of prohibited debt and environmental losses sustained by lender. In addition, “bad boy” guarantees typically provide that the loan will be a full personal recourse obligation of the guarantor, for certain actions, such as prohibited transfers of the collateral or changes of control and voluntary bankruptcy of the borrower. These financing arrangements with respect to our investments generally require “bad boy” guarantees from us or the Operating Partnership and in the event that such a guarantee is called, our assets could be adversely affected. Moreover, our “bad boy” guarantees could apply to actions of the joint venture partners associated with our investments. While the Adviser expects to negotiate indemnities from such joint venture partners to protect against such risks, there remains the possibility that the acts of such joint venture partner could result in liability to us under such guarantees. We may provide “bad boy” guarantees on behalf of Other J.P. Morgan Accounts investing alongside us and as such guarantees are not for borrowed money, they will typically not be included under our leverage limitations.

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

Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment is uncertain and may depend upon our ability to obtain replacement financing or our ability to sell particular properties. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. Such a refinancing would be dependent upon interest rates and lenders’ policies at the time of refinancing, economic conditions in general and the value of the underlying properties in particular. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets.

We may use reverse repurchase agreements to finance our securities investments, which may expose us to risks that could result in losses.

We may use reverse repurchase agreements as a form of leverage to finance our securities investments, and the proceeds from reverse repurchase agreements will generally be invested in additional securities. There is a risk that the market value of the securities acquired from the proceeds received in connection with a reverse repurchase agreement may decline below the price of the securities underlying the reverse repurchase agreement that we have sold but remain obligated to repurchase. Reverse repurchase agreements also involve the risk that the counterparty liquidates the securities we delivered to it under the reverse repurchase agreements following the occurrence of an event of default under the applicable repurchase agreement by us. In addition, there is a risk that the market value of the securities we retain may decline. If the buyer of securities under a reverse repurchase agreement were to file for bankruptcy or experience insolvency, we may be adversely affected. Furthermore, our counterparty may require us to provide additional margin in the form of cash, securities or other forms of collateral under the terms of the derivative contract. Also, in entering into reverse repurchase agreements, we will bear the risk of loss to the extent that the proceeds of the reverse repurchase agreement are less than the value of the underlying securities. In addition, the interest costs associated with reverse repurchase agreements transactions may adversely affect our results of operations and financial condition, and, in some cases, we may be worse off than if we had not used such instruments.

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

The Adviser’s power to approve the acquisition of a particular investment, finance or refinance any new or existing investment or dispose of an existing investment rests with the applicable Investment Committee or particular professionals employed by the Adviser, depending on the size and type of the investment. Accordingly, our success depends to a significant degree upon the contributions of certain key real estate professionals employed by the Adviser, each of whom would be difficult to replace. There is ever-increasing competition among alternative asset firms, financial institutions, private equity firms, investment advisors, investment managers, real estate investment companies, real estate investment trusts and other industry participants for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with us or the Adviser, particularly in light of our perpetual-life nature, or that replacements will perform well. Neither we nor the Adviser have employment agreements with these individuals and they may not remain associated with us. We also do not carry key person life insurance with respect to the Adviser’s key real estate professionals. If any of these persons were to cease their association with us, our operating results could suffer. Our future success depends, in large part, upon the Adviser’s ability to attract and retain highly skilled managerial, operational and marketing professionals. If the Adviser loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.

The success of our public offering is dependent, in part, on the ability of the Dealer Manager to retain key employees and associated persons and to successfully build and maintain a network of licensed participating broker-dealers.

The dealer manager for our public offering is J.P. Morgan Institutional Investments Inc. The success of our public offering and our ability to implement our business strategy is dependent upon the ability of our Dealer Manager to retain key employees and associated persons and to build and maintain a network of licensed securities broker-dealers and other agents. If the Dealer Manager is unable to do either, we may not be able to raise adequate proceeds through our public offering to implement our investment strategy. The Dealer Manager’s associated persons may experience conflicts of interest in allocating their time between our public offering and other investment products, which could adversely affect our ability to raise adequate proceeds through our public offering and implement our investment strategy. Further, the participating broker-dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients.

The fees we pay in connection with our public offering and the agreements entered into with J.P. Morgan and its affiliates were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.

The compensation paid to the Adviser, the Dealer Manager and other J.P. Morgan affiliates for services they provide us was not determined on an arm’s-length basis. All service agreements, contracts or arrangements between or among J.P. Morgan and its affiliates, including the Adviser and us, were not negotiated at arm’s-length. Such agreements include our Advisory Agreement, the Operating Partnership’s partnership agreement, our dealer manager agreement (the “Dealer Manager Agreement”), and any property management and other agreements we may enter into with affiliates of the Adviser from time to time.

We do not own the J.P. Morgan name, but we may use it as part of our corporate name pursuant to the Advisory Agreement. Use of the name by other parties or the termination of our license may harm our business.

The Adviser has granted us a fully paid-up, royalty-free, non-exclusive, non-transferable license to use the name “J.P. Morgan Real Estate Income Trust, Inc.” We have a right to use this name for so long as the Adviser serves as our advisor. J.P. Morgan retains the right to continue using the “J.P. Morgan” name. We will be unable to preclude J.P. Morgan from licensing or transferring the ownership of the “J.P. Morgan” name to third parties, some of whom may compete with us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of J.P. Morgan or others. Furthermore, in the event that the Advisory Agreement is terminated, we will be required to, among other things, change our name. Any of these events could disrupt our recognition in the marketplace, damage any goodwill we may have generated and otherwise harm our business.

Risks Related to Conflicts of Interest

Various potential and actual conflicts of interest will arise, and these conflicts may not be identified or resolved in a manner favorable to us.

We are subject to conflicts of interest arising out of our relationship with J.P. Morgan and its affiliates, including the Adviser. The Adviser faces a conflict of interest between its responsibility to act in our best interests, on the one hand, and any benefit that could result to it or its affiliates from our operation, on the other hand. If and to the extent that our interests and those of the Adviser are not aligned due to such conflicts of interest, the execution of our business plan and our results of operations could be adversely affected, which could adversely affect our results of operations and financial condition. J.P. Morgan and our board of directors have adopted policies and procedures reasonably designed to appropriately prevent, limit or mitigate conflicts of interest. In addition, certain activities that could create conflicts of interest are limited or prohibited by applicable law. However, there is no guarantee that the policies and procedures adopted by us, the Adviser, J.P. Morgan and its affiliates, the terms and conditions of our charter and the Advisory Agreement or the restrictions imposed by applicable law will enable us to adequately identify, address or mitigate these conflicts of interest. In an effort to mitigate certain potential conflicts of interest, transactions between us and the Adviser or its affiliates will be subject to approval by a majority of our directors, including a majority of our independent directors not otherwise interested in the transaction, in accordance with the terms of our charter. Not all potential, apparent and actual conflicts of interest are discussed herein, and additional conflicts of interest could arise as a result of new activities, transactions or relationships commenced in the future.

The Adviser will face a conflict of interest because the management fees it will receive are payable regardless of the performance of our portfolio and were not determined by arm's-length negotiations.

We (and, to the extent that the Operating Partnership issues Operating Partnership units to parties other than us, the Operating Partnership) will pay the Adviser a management fee based on our NAV, excluding the NAV of the Class E shares which are not subject to the management fee, regardless of the performance of our portfolio. We will be required to pay the Adviser a management fee in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period. The Adviser’s entitlement to a management fee which is not based or conditioned upon the achievement of performance metrics or goals might reduce the Adviser’s incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. Due to the fact that the management fee is based on our NAV, the Adviser may also be motivated to accelerate acquisitions in order to increase our NAV or, similarly, delay or curtail repurchases of shares to maintain a higher NAV. The Adviser may benefit by us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV. In addition, the management fee that the Adviser is entitled to receive has not been determined by “arm’s-length” negotiations and could be higher than the fees that another unaffiliated adviser might receive.

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

J.P. Morgan, the Adviser and their affiliates will face various conflicts of interest as a result of their relationship with our company.

The Adviser is a member of J.P. Morgan’s asset management businesses. To the extent permitted under applicable law, we may engage from time to time in “principal transactions” with J.P. Morgan, provided that any such transactions will be approved by a majority of our independent directors in accordance with the terms of our charter. A principal transaction occurs when an investment adviser arranges for a security to be purchased from or sold to a client from its own account (which can include a fund in which the investment adviser or its personnel have a substantial ownership interest). J.P. Morgan may also act as our counterparty in connection with swaps, options, forward contracts, currency and interest rate hedging, other derivatives and other transactions, in all cases subject to applicable law and the related party transaction approval requirements in our charter.

J.P. Morgan may also execute from time to time “agency cross transactions” between us and other persons and will receive commissions from both parties to such transactions, in all cases subject to applicable law and the related party transaction approval requirements in our charter. An agency cross transaction occurs when an investment adviser, acting as a broker for a person other than the advisory client, knowingly makes a sale or purchase of any security for the account of that client. Moreover, the Adviser may cause or recommend that we execute the purchase or the sale of investments through J.P. Morgan as agent or select or recommend the selection of J.P. Morgan as executing broker in our transactions, and J.P. Morgan will receive fees or commissions in connection with such transactions. These principal and agency cross transactions create a conflict of interest between the Adviser’s interest in seeking that we receive best execution on all transactions and in limiting or reducing the fees that we pay, and its interest in generating additional profits and fees for J.P. Morgan.

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

Sales of securities for our account may be bunched or aggregated with orders for other accounts of J.P. Morgan or its clients, including other investment funds. Due to prevailing trading activity, it is frequently not possible to receive the same price or execution on the entire volume of securities bought or sold. When this occurs, the various prices may be averaged, which could be disadvantageous to us. In addition, from time to time, the Adviser may use electronic communication networks (“ECNs”) or other alternative trading systems in which J.P. Morgan has an ownership interest. J.P. Morgan typically receives compensation based upon its ownership percentage in relation to the transaction fees charged by the ECNs.

From time to time, JPMIM’s affiliates, including J.P. Morgan’s investment, commercial and private banking divisions, and J.P. Morgan’s corporate functions, will introduce to us a client who has a real estate or real estate-related investment (such as interests in loans or equity related to real estate assets) that it wishes to sell, or who wishes to acquire a real estate or real estate-related investment owned by us. If we pursue the resulting transaction, J.P. Morgan will have a conflict in its representation of the client over the price and terms of our investment or disposal. In addition, J.P. Morgan could provide real estate, investment banking, advisory or other services to our competitors with respect to our existing investments or with respect to certain real estate or real estate-related investments that we are considering. Such activities will present J.P. Morgan with a conflict of interest vis-à-vis our investment and may also result in a conflict with respect to the allocation of resources to those entities.

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

J.P. Morgan is a diversified financial services firm that provides a broad range of services (including financial, consulting, investment banking, advisory, brokerage and other services) and products to its clients and is a major participant in the global currency, equity, commodity, fixed-income, real assets, and other markets in which we may invest. In providing services and products to its clients other than us, the Adviser and its affiliates face conflicts of interest with respect to activities recommended to or performed for us, on one hand, and for J.P. Morgan’s other clients, on the other hand. For example, J.P. Morgan has, and continues to seek to develop, banking and other financial and advisory relationships with numerous U.S. and non-U.S. persons and governments. J.P. Morgan also advises and represents potential buyers and sellers of businesses worldwide. We could invest in, or could wish to invest in, such an entity represented by J.P. Morgan or with which J.P. Morgan has a banking or other financial relationship, and from which J.P. Morgan receives customary compensation. In addition, J.P. Morgan will from time to time recommend activities that would compete with or otherwise adversely affect us or our investments, such as when J.P. Morgan determines to close a line of credit, to not extend credit to, or to foreclose on the assets of, an investment vehicle or a company in which we invest, or when J.P. Morgan advises a client and such advice is adverse to us. Further, any fees or compensation received by J.P. Morgan in connection with such activities (including financial advisory fees, monitoring fees, advisor fees or fees in connection with restructurings or mergers and acquisitions, as well as underwriting or placement fees, financing or commitment fees, trustee fees and brokerage fees) will not be shared with us or any investor. It should be recognized that such relationships at times will indirectly preclude us from engaging in certain transactions and constrain our investment flexibility. Furthermore, the Adviser, from time to time in making or recommending temporary investments, may invest in an investment vehicle on our behalf or on behalf of one or more of its other clients, and thereby hold a significant portion of the interests in such investment vehicle, which will give rise to certain conflicts. For example, preferential terms are granted to J.P. Morgan clients as a result of the aggregate size of the commitments by all of such J.P. Morgan clients to certain investment vehicles, and therefore, the Adviser will have an incentive not to withdraw, or advise on withdrawing, our investment from any such investment vehicle when it might otherwise wish to do so in order to preserve the preferential terms for all of the J.P. Morgan clients.

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

The Adviser allocates investment opportunities between us and Other J.P. Morgan Accounts in accordance with the Adviser’s investment allocation policy and accompanying procedures, which provide that the Adviser will allocate investment opportunities in a manner that it considers, in its sole discretion and consistent with its fiduciary obligations, to be reasonable. The Adviser’s allocation decisions are based upon the Adviser’s good faith assessment of various factors, including (i) the allocation queue, (ii) the timing constraints of the transaction, and (iii) the investment objectives, remaining investment periods, targeted rates of return, available capital, available financing and composition of the applicable Other J.P. Morgan Accounts and us. The allocation queue is managed primarily on a rotational basis. The order among the eligible accounts is based upon the amount of time elapsed since each account’s most recent allocation. Our board of directors (including our independent directors) must ensure that the allocation methodology described above is applied fairly to us.

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

Other J.P. Morgan Accounts with similar investment objectives to ours engage in numerous material real estate transactions each year. There are currently two open-ended, perpetual-life Other J.P. Morgan Accounts with similar U.S. real estate investment objectives to ours that may seek to pursue similar investment opportunities. Total equity investments in the United States by the two Other J.P. Morgan Accounts in each of 2025, 2024, and 2023 were approximately $0.8 billion, $0.3 billion and $0.2 billion, respectively. These two open-ended, perpetual-life Other J.P. Morgan Accounts have a combined net asset value of approximately $25.5 billion as of December 31, 2025. At times, additional Other J.P. Morgan Accounts, generally in the form of separately managed accounts, may seek to pursue similar investment opportunities, but their participation in the queue is relatively infrequent.

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

We may acquire properties and other assets through joint ventures and other co-investment arrangements with affiliates of the Adviser, including Other J.P. Morgan Accounts. Any joint venture with an affiliate of the Adviser must be approved by a majority of our independent directors in accordance with our charter. We may acquire non-controlling interests or shared control interests in such joint ventures. Even if we have some control in such a joint venture, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures with affiliates of the Adviser will present the same inherent risks as all such transactions, including the possibility that joint venture partners might become bankrupt or fail to fund their required capital contributions. Our interests and the interests of a joint venture partner or co-investor may conflict in certain specific situations such as differences in investment strategy, exit strategy or level of leverage. In addition, in connection with investments in which we participate alongside any Other J.P. Morgan Accounts, the Adviser may decline to exercise, or delegate to a third party, certain control, foreclosure and similar governance rights relating to such shared investments for legal, tax, regulatory or other reasons. There is no guarantee that we will be able to co-invest with any Other J.P. Morgan Account in the future. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other J.P. Morgan Accounts. See “—Risks Related to Investments in Real Estate—We may make a substantial amount of joint venture investments, including with Other J.P. Morgan Accounts. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.”

The terms on which affiliates of the Adviser, including Other J.P. Morgan Accounts, co-invest in an investment opportunity could be substantially different, and potentially more favorable, than the terms on which we invest.

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

The Adviser may face conflicts of interest in choosing our service providers and certain service providers may provide services to the Dealer Manager, the Adviser or J.P. Morgan on more favorable terms than those provided to us.

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

We expect to have a diverse stockholder group and the interests of our stockholders may conflict with one another and may conflict with the interests of investors in other vehicles with which we co-invest.

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

We, directly or through J.P. Morgan, the Adviser or certain of their respective affiliates, may come into possession of material non-public information with respect to an issuer in which we have invested or may invest. Should this occur, the Adviser may be restricted from buying or selling securities, derivatives or loans of the issuer on our behalf until such time as the information becomes public or is no longer deemed material. Such restrictions could materially adversely affect our investment results.

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

In connection with JPMIM’s commitment to purchase an aggregate of not less than $25 million in Class E shares or Class E units, or a combination thereof, our board of directors, including a majority of our independent directors, has approved an arrangement to repurchase the shares and units held by JPMIM excluding the Class E shares purchased by JPMIM in its initial investment of $200,000. Pursuant to such arrangement, JPMIM agreed to hold all of the Class E shares and Class E units it owns until July 22, 2025. Following such date, each month we repurchase, without further action by JPMIM, a number of Class E shares or Class E units in an amount equal to 80% of our net monthly public and private offering proceeds, but not to exceed 80% of the amount available under our share repurchase plan’s 2% monthly and 5% quarterly caps (after satisfying repurchase requests from investors who purchase shares pursuant to our public offering and other holders of shares that are otherwise subject to repurchase under our share repurchase plan), until such time as JPMIM’s equity ownership in us has been fully repurchased; provided, that the number of shares subject to each JPM Mandatory Repurchase may be reduced where holders of our Class E shares that are not subject to repurchase under our share repurchase plan request repurchase of their shares, in which case the Class E shares held by JPMIM and such other investors will be repurchased on a pro rata basis based on their respective percentage ownership in us immediately prior to such repurchase (not to exceed an aggregate number of shares equal to the amount available under our share repurchase plan’s 2% monthly and 5% quarterly caps). In addition, subject to certain exceptions, we will, or will cause the Operating Partnership to, automatically and without further action by JPMIM, repurchase or redeem, as applicable, an amount of shares or units from JPMIM as may be necessary to cause the JPM Interest to remain equal to or less than 24.99%.

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

Certain properties owned by us or an Other J.P. Morgan Account will, in certain circumstances, be leased out to tenants that are affiliates of J.P. Morgan, including Other J.P. Morgan Accounts or their respective portfolio companies, which would give rise to a conflict of interest. In such events, the Adviser will seek to resolve any conflicts of interest in a fair and reasonable manner in accordance with its prevailing policies and procedures, subject to applicable oversight of the board of directors.

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

J.P. Morgan may structure certain investments such that one or more mezzanine or other investment funds, structured vehicles or other collective investment vehicles primarily investing in senior secured loans, distressed debt, subordinated debt, high-yield securities, CMBS and other similar debt instruments managed by affiliates of J.P. Morgan (collectively, “Debt Funds”) are offered the opportunity to participate in the debt tranche of an investment owned by us or allocated to us. The Adviser and its affiliates owe fiduciary duties to the Debt Funds as well as to us. If the Debt Funds purchase high-yield securities or other debt instruments related to a property or real estate company that we hold an investment in (or if we make or have an investment in or, through the purchase of debt obligations become a lender to, a company or property in which a Debt Fund or an Other J.P. Morgan Account has a mezzanine or other debt investment), the Adviser and its affiliates will face a conflict of interest in respect of the advice given to, or the decisions made with regard to, the Debt Funds, such Other J.P. Morgan Accounts and us (e.g., with respect to the terms of such high-yield securities or other debt instruments, the enforcement of covenants, the terms of recapitalizations and the resolution of workouts or bankruptcies). Similarly, certain Other J.P. Morgan Accounts can be expected to invest in securities of publicly traded companies that are actual or potential investments of ours. The trading activities of Other J.P. Morgan Accounts may differ from or be inconsistent with activities that are undertaken for our account in any such securities. In addition, we may not pursue an investment otherwise within our investment objectives and guidelines as a result of such trading activities by Other J.P. Morgan Accounts.

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

Certain of the principals and employees of the Adviser or the Dealer Manager may be subject to a variety of conflicts of interest relating to their responsibilities to us and the management of our real estate portfolio. Such individuals may serve in an advisory capacity to other managed accounts or investment vehicles, as members of an investment or advisory committee or a board of directors (or similar such capacity) for one or more investment funds, corporations, foundations or other organizations. Such positions may create a conflict between the services and advice provided to such entities and the responsibilities owed to us. The other managed accounts or investment funds in which such individuals may become involved may have investment objectives that overlap with ours. Furthermore, certain principals and employees of the Adviser may have a greater financial interest in the performance of such other funds or accounts than our performance. Such involvement may create conflicts of interest in making investments on our behalf and such other funds and accounts and other entities. Such principals and employees will seek to limit any such conflicts in a manner that is in accordance with their fiduciary duties to us and such organizations. Although the Adviser will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for us. Also, J.P. Morgan personnel are generally permitted to invest in alternative investment funds, private equity funds, real estate funds, hedge funds and other investment vehicles, as well as engage in other personal trading activities relating to companies, assets, securities or instruments (subject to J.P. Morgan’s Code of Ethics requirements), some of which will involve conflicts of interest. Such personal securities transactions will, in certain circumstances, relate to securities or instruments, which can be expected to also be held or acquired by us or Other J.P. Morgan Accounts, or otherwise relate to companies or issuers in which we have or acquire a different principal investment (including, for example, with respect to seniority). There can be no assurance that conflicts of interest arising out of such activities will be resolved in our favor. Investors will not receive any benefit from any such investments, and the financial incentives of J.P. Morgan personnel in such other investments could be greater than their financial incentives in relation to us.

We may be subject to additional potential conflicts of interest as a consequence of J.P. Morgan’s status as a public company.

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

We, Other J.P. Morgan Accounts and their portfolio entities may, in the ordinary course of our or their respective businesses, make charitable contributions to organizations and political contributions to elected officials, candidates for elected office or political organizations, hire lobbyists or engage in other permissible charitable and political activities with the intent of furthering our or their business interests or otherwise. In certain circumstances, there may be initiatives where such activities are coordinated by J.P. Morgan for the benefit of us, Other J.P. Morgan Accounts or their portfolio entities. The interests advanced by a portfolio entity through such activities may, in certain circumstances, not align with or be adverse to our interests, the interests of our stockholders or the interests of Other J.P. Morgan Accounts or their other portfolio entities. The costs of such activities may be allocated among us, Other J.P. Morgan Accounts and their portfolio entities (and borne indirectly by our stockholders). While the costs of such activities will typically be borne by the entity undertaking such activities, such activities may also directly or indirectly benefit us, Other J.P. Morgan Accounts, their portfolio entities or J.P. Morgan. There can be no assurance that any such activities will be successful in advancing our interests or the interests of Other J.P. Morgan Accounts or a portfolio entity or otherwise benefit such entities.

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

In addition, we may be subject to a federal corporate level tax rate (currently 21%) on the gain recognized from the sale of assets, excluding any sales that result in the deferral of income for U.S. federal income tax purposes, occurring within a specified period (5 years) after the date of our initial REIT election up to the amount of the built-in gain that existed on January 1, 2023, which is based upon the fair market value of those assets in excess of our tax basis on January 1, 2023. This gain can be offset by built-in losses, including (with some limitation) federal net operating loss carryforwards, that exist on such a date. We do not intend to engage in any transaction that will result in federal corporate level tax due on any built-in gain within the specified period.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock.

In recent years, numerous legislative, judicial and administrative changes have been made to the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. On December 22, 2017, tax legislation commonly referred to as the Tax Cuts and Jobs Act was signed into law. This legislation resulted in fundamental changes to the Code, with many of the changes applicable to individuals applying only through December 31, 2025. On July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act was signed into law and extended many of the tax law provisions that were set to expire in 2025. Further changes to the tax laws or changes to the administrative or judicial interpretations of such laws are possible and may apply with retroactive effect.

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

To qualify as a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets, government securities and securities of our taxable REIT subsidiaries) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of any one issuer (other than securities that qualify for the straight-debt safe harbor) unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Code. Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion, or similar factors. Additionally, no more than 5% of the value of our assets (other than government securities, qualified real estate assets and securities of our taxable REIT subsidiaries) can consist of the securities of any one issuer, and for taxable years ending before December 31, 2025, no more than 20% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries. For taxable years beginning in 2026, no more than 25% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions in order to avoid losing our REIT qualification and suffering adverse tax consequences. In order to satisfy these requirements and maintain our qualification as a REIT, we may be forced to liquidate assets from our portfolio or not make otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Our charter does not permit any person or group to own more than 9.9% of our outstanding common stock or of our outstanding capital stock of all classes or series, and attempts to acquire our common stock or our capital stock of all other classes or series in excess of these 9.9% limits would not be effective without an exemption from these limits by our board of directors.

For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year other than the first taxable year in which we are taxed as a REIT. For the purpose of assisting our qualification as a REIT for U.S. federal income tax purposes, our charter prohibits beneficial or constructive ownership by any person or group of more than a certain percentage, which is expected to be 9.9%, by value or by number of shares, whichever is more restrictive, of the outstanding shares of our common stock or of our capital stock of all classes or series, which we refer to as the “Ownership Limits.” The constructive ownership rules under the Code and our charter are complex and may cause shares of the outstanding common stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.9% of our outstanding common stock or our capital stock by a person could cause another person to be treated as owning in excess of 9.9% of our outstanding common stock or our capital stock, respectively, and thus violate the Ownership Limits. There can be no assurance that our board of directors, as permitted in the charter, will not decrease these Ownership Limits in the future. Any attempt to own or transfer shares of our common stock or capital stock in excess of the Ownership Limits without the consent of our board of directors will result either in the shares in excess of the limit being transferred by operation of our charter to a charitable trust, and the person who attempted to acquire such excess shares not having any rights in such excess shares, or in the transfer being void.

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

Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. If we were to fail either gross income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect), we would be subject to tax on the income that does not meet the gross income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, we could elect to cause our stockholders to be treated as if they earned that income and paid the tax we paid. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our domestic taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.

Restrictions on the deduction of all of our interest expense could prevent us from satisfying the REIT distribution requirements and avoiding the incurrence of income or excise taxes.

Certain rules in the Code may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense. Under amended Section 163(j) of the Code, the deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an "electing real property trade or business." A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, depreciation, amortization or depletion, business interest income and business interest expense, net operating losses, any deductions for “qualified business income.” A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The rules for business interest expense will apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.

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

Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders is 20% (excluding the 3.8% Medicare tax). Dividends payable by REITs, however, are not eligible for the reduced rate except to the extent designated as capital gain dividends or qualified dividend income. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. However, non-corporate U.S. taxpayers may be entitled to claim a deduction in determining their taxable income of up to 20% of “qualified REIT dividends” (dividends not designated as capital gain dividends or qualified dividend income), subject to certain limitations. You are urged to consult with your tax advisor regarding the effect of this change on your effective tax rate with respect to REIT dividends.

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

For taxable years ending before December 31, 2025, no more than 20% of the value of our total assets may consist of stock or securities of one or more taxable REIT subsidiaries. For taxable years beginning on and after January 1, 2026, this requirement is increased to 25%. This requirement limits the extent to which we can conduct our activities through taxable REIT subsidiaries. The values of some of our assets, including assets that we hold through taxable REIT subsidiaries, may not be subject to precise determination, and values are subject to change in the future. Furthermore, if a REIT lends money to a taxable REIT subsidiary, the taxable REIT subsidiary may be unable to deduct all or a portion of the interest paid to the REIT, which could increase the tax liability of the taxable REIT subsidiary. In addition, as a REIT, we must pay a 100% penalty tax on certain payments that we receive if the economic arrangements between us and any of our taxable REIT subsidiaries are not comparable to similar arrangements between unrelated parties. We intend to structure transactions with any taxable REIT subsidiary on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above; however, the IRS may successfully assert that the economic arrangements of any of our inter-company transactions are not comparable to similar arrangements between unrelated parties.

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

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.

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

To qualify as a REIT, we must annually satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” In order for rents paid to the Operating Partnership by the taxable REIT subsidiary lessee pursuant to leases of our qualified lodging facility properties to qualify as "rents from real property" for purposes of the gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, financing arrangements, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we may fail to qualify as a REIT.

If any hotel managers that we may engage do not qualify as “eligible independent contractors,” or if any hotels that we may acquire are not “qualified lodging facilities,” we may fail to qualify as a REIT.

Rent paid by a lessee that is a “related party tenant” of ours generally will not be qualifying income for purposes of the two gross income tests applicable to REITs, but an exception is provided, however, for leases of “qualified lodging facilities” to a taxable REIT subsidiary so long as the hotels are managed by an “eligible independent contractor” and certain other requirements are satisfied. We expect to lease all or substantially all of any hotels that we may acquire to the taxable REIT subsidiary lessee, which is a disregarded subsidiary that is intended to qualify as a taxable REIT subsidiary. We expect that the taxable REIT subsidiary lessee will engage hotel managers and third-party property managers that are intended to qualify as "eligible independent contractors.” Among other requirements, in order to qualify as an eligible independent contractor, the hotel manager must not own, directly or through its equity owners, more than 35% of our outstanding stock, and no person or group of persons can own more than 35% of our outstanding stock and the equity interests of the hotel manager, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35% thresholds are complex, and monitoring actual and constructive ownership of our stock by our hotel managers and their owners may not be practical. Accordingly, there can be no assurance that these ownership levels will not be exceeded.

In addition, for a hotel management company to qualify as an eligible independent contractor, such company or a related person must be actively engaged in the trade or business of operating “qualified lodging facilities” (as defined below) for one or more persons not related to the REIT or its taxable REIT subsidiary at each time that such company enters into a hotel management contract with a taxable REIT subsidiary or its taxable REIT subsidiary lessee. No assurances can be provided that any hotel managers that we may engage will in fact comply with this requirement in the future. Failure to comply with this requirement would require us to find other managers for future contracts, and if we hired a management company without knowledge of the failure, it could jeopardize our status as a REIT.

Finally, each property that we lease to our taxable REIT subsidiary lessee must be a “qualified lodging facility.” A “qualified lodging facility” is a hotel, motel, or other establishment more than one-half of the dwelling units in which are used on a transient basis, including customary amenities and facilities, provided that no wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who is legally authorized to engage in such business at or in connection with such facility. The REIT provisions of the Code provide only limited guidance for making determinations under the requirements for qualified lodging facilities, and there can be no assurance that these requirements will be satisfied.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.

We may purchase real properties and lease them back to the sellers of such properties. We cannot guarantee that the IRS will not challenge our characterization of any sale-leaseback transactions. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or the “gross income tests” and, consequently, lose our REIT status. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirements for a taxable year.

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

There are special considerations that apply to investing in our shares on behalf of a pension, profit sharing, 401(k) or other employer-sponsored retirement plan, health or welfare plans, IRAs, or “Keogh” plans. If you are investing the assets of any of the entities identified in the prior sentence in our common stock, you should satisfy yourself that:

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
•
the investment will not produce “unrelated business taxable income” for the plan or IRA;
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

If our assets at any time are deemed to constitute “plan assets” under ERISA, that may lead to the rescission of certain transactions, tax or fiduciary liability and our being held in violation of certain ERISA and Code requirements.

Stockholders subject to ERISA should consult their own advisors as to the effect of ERISA on an investment in the shares. If our assets are deemed to constitute “plan assets” of stockholders that are Covered Plans (as defined below) (i) certain transactions that we might enter into in the ordinary course of our business might have to be rescinded and may give rise to certain excise taxes and fiduciary liability under Title I of ERISA or Section 4975 of the Code; (ii) our management, as well as various providers of fiduciary or other services to us (including the Adviser), and any other parties with authority or control with respect to us or our assets, may be considered fiduciaries or otherwise parties in interest or disqualified persons for purposes of the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and Section 4975 of the Code; and (iii) the fiduciaries of stockholders that are Covered Plans would not be protected from “co-fiduciary liability” resulting from our decisions and could be in violation of certain ERISA requirements.

Accordingly, prospective investors that are (i) “employee benefit plans” (within the meaning of Section 3(3) of ERISA), which are subject to Title I of ERISA; (ii) “plans” defined in Section 4975 of the Code, which are subject to Section 4975 of the Code (including “Keogh” plans and IRAs); or (iii) entities whose underlying assets are deemed to include plan assets within the meaning of Section 3(42) of ERISA and the regulations thereunder (e.g., an entity of which 25% or more of the total value of any class of equity interests is held by “benefit plan investors”) (each such plan, account and entity described in clauses (i), (ii) and (iii) we refer to as “Covered Plans”) should consult with their own legal, tax, financial and other advisors prior to investing to review these implications in light of such investor’s particular circumstances. The sale of our common stock to any Covered Plan is in no respect a representation by us or any other person associated with the offering of our shares of common stock that such an investment meets all relevant legal requirements with respect to investments by plans generally or any particular plan, or that such an investment is appropriate for plans generally or any particular plan.

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

Investments are usually governed by a complex series of legal documents and contracts. As a result, the risk of dispute over interpretation or enforceability of the documentation may be higher than for other investments. In addition, it is not uncommon for investments to be exposed to a variety of other legal risks. These can include environmental issues, land expropriation and other property-related claims, industrial action and legal action from special interest groups.

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

J.P. Morgan’s Information Security Program includes the following functions:

•
Cyber Operations, which is responsible for implementing and maintaining controls designed to detect and defend us, the Adviser, J.P. Morgan, and its affiliates against cyber attacks, and includes a dedicated function for incident response and ongoing monitoring for cybersecurity threats and vulnerabilities, including those among our, the Adviser's, J.P. Morgan's and its affiliates’ third-party suppliers.
•
Technology Governance, Risk & Controls, which is responsible for operationalizing technology risk and control frameworks, analyzing regulatory developments that may impact J.P. Morgan, and developing control catalogs and assessments of controls, as well as overseeing governance and reporting of technology and cybersecurity risk.
•
Security Awareness, which provides awareness and training that reinforces information risk and security management practices and compliance with J.P. Morgan’s policies, standards and practices. The training is mandatory for all employees globally on a periodic basis, and it is supplemented by firmwide testing initiatives, including periodic phishing tests. J.P. Morgan also provides specialized security training to employees in specific roles, such as application developers. J.P. Morgan’s Global Privacy Program requires all employees to take periodic training on data privacy that focuses on confidentiality and security, as well as responding to unauthorized access to or use of information.
•
Technology Resiliency, which establishes control requirements for planning and testing the prioritized recovery of technology services in the event of degradation or outage, including incident response planning, data backup and retention, and recovery readiness in support of J.P. Morgan’s Business Resiliency Program and operational risk management practices.

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

ITEM 2. PROPERTIES

For an overview of our real estate investments, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio.”

Our principal executive and administrative offices are located at 390 Madison Avenue, New York, New York 10017. We consider these facilities to be suitable and adequate for the management and operations of our business.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2025, we were not involved in any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Offerings of Common Stock

We are conducting a public offering of our common stock. Our public offering consists of four classes of shares of our common stock: Class T shares, Class S shares, Class D shares, and Class I shares. The purchase price per share for each class of our common stock is the transaction price, which is generally equal to our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees.

Pursuant to a separate private offering, which we previously defined as the Initial Capitalization, we sold $67.9 million in Class E shares and $94.2 million in Class E units. In addition, we sold $5.6 million Class E shares to employees of the Adviser.

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

As of March 16, 2026, we had 222 holders of Class D, 913 holders of Class I, 254 holders of Class E and 389 holders of Class Y shares of common stock. The share classes have different upfront selling commissions, dealer manager fees, ongoing stockholder servicing fees and management fees. Other than the differences in upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees and management fees, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market, and there is no established public trading market for our common stock.

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

(1) As of March 16, 2026, our board of directors had not yet approved the sale of Class X shares.

For Class S shares sold in the primary offering, investors will pay upfront selling commissions of up to 3.5% of the transaction price. For Class T shares sold in the primary offering, investors will pay upfront selling commissions of up to 3.0% of the transaction price and upfront dealer manager fees of 0.5% of the transaction price, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. For Class D shares sold in the primary offering, investors will pay upfront selling commissions of up to 1.5% of the transaction price. For Class Y shares sold in a private offering, investors will pay upfront selling commissions of up to 3.5% of the transaction price. There are no upfront selling commissions or dealer manager fees with respect to Class I shares, Class E shares or Class X shares. For the year ended December 31, 2025, we incurred upfront selling commissions of $1.1 million.

The Dealer Manager, a registered broker-dealer affiliated with the Adviser, serves as the dealer manager for the Offerings and is entitled to receive stockholder servicing fees of 0.85% per annum of the aggregate NAV for Class T shares and Class S shares. For Class T shares, such stockholder servicing fee includes an investment professional stockholder servicing fee of 0.65% per annum and a dealer stockholder servicing fee of 0.20% per annum of the aggregate NAV for the Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the investment professional stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. For Class D shares, the Dealer Manager is entitled to a stockholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares. The stockholder servicing fee on Class D shares was waived during the year ended December 31, 2025, and the NAV attributable to current stockholders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity. For Class Y shares, the Dealer Manager is entitled to a stockholder servicing fee equal to 0.85% per annum of the aggregate NAV for the Class Y shares. There is no stockholder servicing fee with respect to Class I shares, Class E shares or Class X shares. For the year ended December 31, 2025, the ratio of the cost of raising equity capital to the gross amount of equity capital raised inclusive of all offerings was less than 1%.

The Dealer Manager anticipates that all or a portion of the upfront selling commissions, dealer manager and stockholder servicing fees will be paid to participating broker-dealers. Through December 31, 2025, the Dealer Manager has not retained any upfront selling commissions, dealer manager or stockholder servicing fees.

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
•
Liabilities include the fees payable to the Adviser and the Dealer Manager, accounts payable, accrued operating expenses, property-level mortgages, the Master Repurchase Agreement (the “Repurchase Facility”), any portfolio-level credit facilities and other liabilities, where applicable. Other than property-level mortgages and the Repurchase Facility, we include the cost basis of our liabilities as part of NAV, which approximates fair value. These carrying amounts are meant to reasonably approximate fair value due to the liquid and short-term nature of the instruments. We include as part of NAV the fair value of our property-level mortgages and Repurchase Facility, which are valued monthly by an independent valuation services firm. For most loans valued from the borrower’s perspective, our independent debt valuation services firm utilizes a discounted cash flow analysis in evaluating its fair value conclusions. Additional inputs or adjustments to fair value conclusions may be applicable based on observations of market participant behavior.

The following table presents our monthly NAV per share for each of the seven classes of shares from January 31, 2023 through December 31, 2025:

	Class D Shares	Class I Shares	Class S Shares(1)	Class T Shares	Class E Shares	Class X Shares	Class Y Shares
January 31, 2023	10.06	10.05	—	—	10.08	—	—
February 28, 2023	10.70	10.69	—	—	10.83	—	—
March 31, 2023	10.39	10.51	—	—	10.88	—	—
April 30, 2023	10.51	10.50	—	—	10.83	—	—
May 31, 2023	10.48	10.53	—	—	10.87	—	—
June 30, 2023	10.48	10.53	—	—	10.89	—	—
July 31, 2023	10.48	10.53	—	—	10.90	—	—
August 31, 2023	10.47	10.51	10.87	—	10.89	—	—
September 30, 2023	10.48	10.53	10.90	—	10.93	—	—
October 31, 2023	10.51	10.56	10.92	—	10.98	—	—
November 30, 2023	10.27	10.34	10.66	—	10.71	—	—
December 31, 2023	10.25	10.29	10.60	—	10.65	—	—
January 31, 2024	10.24	10.28	10.59	—	10.65	—	10.70
February 29, 2024	10.16	10.20	10.51	—	10.58	—	10.61
March 31, 2024	10.20	10.24	10.55	—	10.63	—	10.69
April 30, 2024	10.20	10.24	10.56	—	10.64	—	10.68
May 31, 2024	10.18	10.22	10.53	—	10.63	—	10.66
June 30, 2024	10.30	10.34	10.70	—	10.80	—	10.78
July 31, 2024	10.34	10.39	10.76	—	10.88	—	10.82
August 31, 2024	10.36	10.41	10.80	—	10.92	—	10.83
September 30, 2024	10.35	10.40	10.79	—	10.93	—	10.86
October 31, 2024	10.40	10.44	10.85	—	11.00	—	10.92
November 30, 2024	10.41	10.46	10.87	—	11.03	—	10.95
December 31, 2024	10.40	10.45	10.88	—	11.03	—	10.96
January 31, 2025	10.41	10.46	10.89	—	11.05	—	10.97
February 28, 2025	10.42	10.46	—	—	11.07	—	10.99
March 31, 2025	10.39	10.43	—	—	11.04	—	10.95
April 30, 2025	10.39	10.44	—	—	11.05	—	10.96
May 31, 2025	10.38	10.43	—	—	11.05	—	10.96
June 30, 2025	10.40	10.45	—	—	11.09	—	10.98
July 31, 2025	10.42	10.46	—	—	11.11	—	11.00
August 31, 2025	10.44	10.49	—	—	11.18	—	11.06
September 30, 2025	10.44	10.50	—	—	11.22	—	11.09
October 31, 2025	10.47	10.52	—	—	11.27	—	11.13
November 30, 2025	10.58	10.63	—	—	11.43	—	11.23
December 31, 2025	10.56	10.61	—	—	11.42	—	11.24

(1) There have been no outstanding Class S shares since February 28, 2025.

Our total NAV presented in the following tables includes the aggregate NAV of our common stock, as well as partnership interests of the Operating Partnership held by the Special Limited Partner. The following table provides a breakdown of the major components of our NAV as of December 31, 2025 ($ and shares/units in thousands):

Components of NAV	December 31, 2025
Investments in real estate	$1,328,349
Investments in real estate debt	224,600
Investments in real estate-related and other securities	15,323
Cash and cash equivalents	18,416
Restricted cash	4,689
Other assets	8,086
Debt obligations	(605,306)
Other liabilities	(26,461)
Accrued performance participation allocation	(1,365)
Stockholder servicing fees payable the following month(1)	(70)
Non-controlling interests in joint ventures	(18,336)
Mandatorily redeemable instruments(2)	(54,794)
Net Asset Value	$893,131
Number of outstanding shares/units	79,402

(1) Stockholder servicing fees only apply to Class T, Class S, Class D and Class Y shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under accounting principles generally accepted in the United States of America (“GAAP”), we accrue the lifetime cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S, Class D and Class Y shares. The stockholder servicing fee on Class D shares was waived as of December 31, 2025, and the NAV attributable to current holders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity. As of December 31, 2025, we had accrued under GAAP stockholder servicing fees of $6.3 million.

(2) Represents Class E units in the Operating Partnership (the “Mandatorily Redeemable Instruments”) held by the Adviser that are mandatorily redeemable and only subject to delays to the continuous obligation to ultimately redeem such units once sufficient availability exists under the share repurchase agreements. Therefore, the Mandatorily Redeemable Instruments held by the Adviser are classified as a liability pursuant to Topic 480 — Distinguishing Liabilities from Equity and are initially presented at the initial funding amount received, which is equivalent to fair value at the issuance dates. Subsequently, the Mandatorily Redeemable Instruments are carried at their cash redemption value as if the units were repurchased or redeemable at the reporting date, which equals NAV per Class E unit of $11.42. As of December 31, 2025, there were approximately 4.8 million Class E units included in Mandatorily Redeemable Instruments.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of December 31, 2025 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share/Unit	Class D Shares	Class I Shares	Class S Shares	Class T Shares	Class E Shares	Class X Shares	Class Y Shares	Operating Partnership Units(1)	Total
Net asset value	$10,654	$147,996	$—	$—	$637,178	$—	$96,439	$864	$893,131
Number of outstanding shares/units	1,009	13,949	—	—	55,790	—	8,578	76	79,402
NAV per share/unit	$10.56	$10.61	$—	$—	$11.42	$—	$11.24	$11.42

(1) Class E units held by the Special Limited Partner.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the December 31, 2025 valuations, based on property types. Once we value more than one single-family rental community and more than one retail property, we will include the key assumptions for such property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	7.32%	5.88%
Industrial	8.00%	6.42%

These assumptions are determined by our independent valuation advisor and reviewed by the Adviser. A change in the assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values
Discount Rate	0.25% decrease	1.99%	1.89%
(weighted average)	0.25% increase	(1.83)%	(1.92)%
Exit Capitalization Rate	0.25% decrease	2.47%	2.65%
(weighted average)	0.25% increase	(2.26)%	(2.53)%

The following table reconciles stockholders’ equity per our Consolidated Balance Sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	December 31, 2025
Stockholders’ equity under GAAP	$770,901
Redeemable non-controlling interest	864
Total stockholders’ equity and Operating Partnership units	771,765
Adjustments:
Organization, offering costs and operating expenses(1)	9,592
Accrued stockholder servicing fees(2)	6,231
Unrealized real estate and borrowings appreciation, net(3)	46,639
Accumulated depreciation and amortization(4)	62,172
Straight-line rent receivable(5)	(3,268)
NAV	$893,131

(1) The Adviser advanced our organization and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through July 22, 2024. On such date, we began reimbursing the Adviser for all such advanced costs ratably over a period that will continue until 60 months following such date. During the year ended December 31, 2025, we reimbursed $1.5 million to the Adviser. In addition, the Adviser has agreed to advance on our behalf certain of our operating expenses through the earlier of (i) the first date that our NAV reaches $1 billion and (ii) December 31, 2026 at which point we will reimburse the Adviser for all such advanced expenses ratably over the 60 months following such date. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For the purposes of calculating NAV, such costs will be recognized as a reduction to NAV as they are reimbursed ratably over the respective 60-month reimbursement periods.

(2) Stockholder servicing fees only apply to Class D, Class S, Class T and Class Y shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction to our NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the lifetime cost of the stockholder servicing fee as an offering cost at the time we sell Class D, Class S, Class T and Class Y shares. The stockholder servicing fee on Class D shares was waived as of December 31, 2025, and the NAV attributable to current holders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity.

(3) Our investments in real estate are presented at historical cost in our GAAP consolidated financial statements. Additionally, our mortgage notes, Repurchase Facility and the Credit Facility (“Borrowings”) are presented at their carrying values in our consolidated financial statements. As such, any changes in the fair market values of our investments in real estate or our Borrowings are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and our Borrowings are recorded at fair value.

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

The following table details the aggregate distribution declared for each of our share classes for the years ended December 31, 2025 and 2024:

	For The Year Ended December 31, 2025
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y
Aggregate gross distributions declared per share of common stock	0.4634	0.4634	0.0375	—	0.4634	—	0.4634
Stockholder servicing fee per share of common stock(1)	—	—	(0.0078)	—	—	—	(0.0934)
Net distributions declared per share of common stock	$0.4634	$0.4634	$0.0297	$—	$0.4634	$—	$0.3700

	For The Year Ended December 31, 2024
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y
Aggregate gross distributions declared per share of common stock	0.4500	0.4500	0.4500	—	0.4500	—	0.4500
Stockholder servicing fee per share of common stock(1)	—	—	(0.0913)	—	—	—	(0.0919)
Net distributions declared per share of common stock	$0.4500	$0.4500	$0.3587	$—	$0.4500	$—	$0.3581

(1) Stockholder servicing fees only apply to Class D, Class S, Class T and Class Y shares. For purposes of NAV, the Company recognizes the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is incurred. Under GAAP, the Company accrues the full cost of the stockholder servicing fee as an offering cost at the time the Company sells Class D, Class S, Class T and Class Y shares. The stockholder servicing fee on Class D shares was waived during the year ended December 31, 2025, and the NAV attributable to current stockholders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity. As of December 31, 2025 and 2024, the Company had accrued stockholder servicing fees of $6.3 million and $1.6 million, respectively.

The following table outlines the tax character of our distributions paid in 2025, 2024 and 2023 as a percentage of total distributions. The distribution declared in December 2025 was paid in January 2026, and is excluded from the analysis below as it will be a 2026 tax event.

Record Date	Ordinary Income	Capital Gains	Return of Capital
2023 Tax Year	—%	—%	100%
2024 Tax Year	6%	—%	94%
2025 Tax Year	25%	—%	75%

The following table summarizes our distributions paid on our shares of common stock during the years ended December 31, 2025 and 2024 ($ in thousands):

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$14,128	50%	$4,936	65%
Reinvested in shares	14,347	50%	2,709	35%
Total distributions	$28,475	100%	$7,645	100%
Source of Distributions
Cash flows from operating activities	$28,475	100%	$5,974	78%
Offering proceeds(1)	—	—	1,671	22%
Total sources of distributions	$28,475	100%	$7,645	100%
Cash flows from operating activities	$39,033		$5,974

(1) Includes proceeds from the sale of common stock and units in our Operating Partnership.

In addition to the distributions paid on our common stock, we paid $3.9 million and $4.3 million for Mandatorily Redeemable Instruments during the years ended December 31, 2025 and 2024, respectively. Such amounts are recorded in mandatorily redeemable instruments interest costs on the Consolidated Statements of Operations and distributions declared but not yet paid as of December 31, 2025 and 2024 are recorded in accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets, respectively.

Unregistered Sales of Equity Securities

All sales of unregistered securities during the year ended December 31, 2025 were previously disclosed.

Use of Offering Proceeds

On July 22, 2022, our Registration Statement on Form S-11 (File No. 333-265588) for our initial public offering was declared effective under the Securities Act. On February 4, 2026, we commenced our second public offering and our initial public offering automatically terminated, before the sale of all securities registered in connection with the initial public offering. The transaction price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings. The purchase price is equal to the transaction price plus applicable upfront selling commissions and dealer manager fees.

As of December 31, 2025, we received net proceeds of $131.1 million from our initial public offering. The following table summarizes certain information about our initial public offering proceeds ($ and shares in thousands):

	Class D Shares	Class I Shares	Class S Shares	Class T Shares	Total
Offering proceeds:
Shares sold(1)	1,210	11,364	57	—	12,631
Gross offering proceeds	$12,536	$117,951	$629	$—	$131,116
Selling commissions and other dealer manager fees	—	—	(14)	—	(14)
Stockholder servicing fees(2)	—	—	—	—	—
Net offering proceeds	$12,536	$117,951	$615	$—	$131,101

(1) Shares sold includes shares issued under our distribution reinvestment plan.

(2) Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time we sell Class D, Class S, and Class T shares. As of December 31, 2025, we had accrued under GAAP $6.3 million of stockholder servicing fees. The stockholder servicing fee on Class D shares was waived during the year ended December 31, 2025, and the NAV attributable to current stockholders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity.

As of December 31, 2025, we primarily used the net proceeds from the unregistered sales along with the proceeds received from our initial public offering toward the acquisition of $1.3 billion of real estate, investments in real estate debt of $241.4 million and investments of $15.3 million in real estate-related and other securities. In addition to the net proceeds from our initial public offering, we financed our investments with offering proceeds from our private offerings, financing from the Credit Facility, Repurchase Facility and mortgage notes, including assumed mortgage loans. See Item 7 — "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" for additional details on our borrowings.

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

During the three months ended December 31, 2025, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period:

Period	Total number of shares repurchased	Repurchases as a percentage of NAV(1)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Repurchased Under the Publicly Announced Plans or Programs
October 2025	74,300	0.10%	$10.76	51,942	—
November 2025	67,662	0.09%	10.68	67,662	—
December 2025	79,885	0.10%	10.87	79,885	—

(1) Represents aggregate NAV of shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.

Class E Share Repurchase Rights

Class E Shares Issued in the Initial Capitalization. The Class E shares issued in the Initial Capitalization are not eligible for repurchase pursuant to our share repurchase plan. Such Class E shares will only be eligible for repurchase by us either (depending on the terms negotiated with the holder) (a) following July 22, 2025 or (b) on or after January 1, 2030. Following the applicable holding period, holders of Class E shares (other than the Class E shares purchased by JPMIM as part of the Initial Capitalization, which are subject to special terms discussed below) may request that we repurchase their Class E shares on a monthly basis. We will repurchase Class E shares at a price per share equal to the most recently determined NAV per Class E share as of the repurchase date.

On July 14, 2025, we entered into a Second Amendment to the Subscription Agreement (the “Amendment”) by and among us, the Operating Partnership and the Adviser to amend the repurchase terms for our shares and units of the Operating Partnership purchased by the Adviser. Pursuant to the Amendment, following the end of each month after the earlier of (i) the first date that our net asset value reaches $1.5 billion and (ii) July 22, 2025, we will automatically, and without any further action by us, the Adviser or any affiliate thereof, repurchase or redeem, as applicable, from the Adviser a number of securities in an amount equal to 80% of the net monthly proceeds from the Offerings, but not to exceed 80% of any remaining availability of repurchases under the Company’s share repurchase plan, after fulfilling any third-party stockholder repurchase requests with respect to such month pursuant thereto.

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

Although the Class E shares issued in the Initial Capitalization are not eligible for repurchase pursuant to our share repurchase plan, the Class E shares that we issue to employees or affiliates of J.P. Morgan in a private offering and Class E shares issued to our independent directors in connection with their compensation, are eligible for repurchase pursuant to our share repurchase plan in the same manner as publicly offered shares. In addition, Class E shares issued to certain accredited investors in a private offering of Class E shares will be eligible for repurchase pursuant to our share repurchase plan.

Class E and Class I Shares Issued in a Private Offering of Class E and Class I Shares. The Class E and Class I shares issued in a private offering of Class E and Class I shares were not eligible for repurchase pursuant to the share repurchase plan until July 22, 2025. As a result, holders of such Class E and Class I shares may request that we repurchase such shares on a monthly basis, provided that such holders request that we repurchase an equal dollar amount of Class E and Class I shares, and subject to the terms and limitations set forth in our share repurchase plan. We will repurchase Class E and Class I shares at a price per share equal to the most recently determined NAV per Class E and Class I share, respectively, as of the repurchase date.

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

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part I Item 1A — “Risk Factors” in this Annual Report.

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

On July 8, 2025, we filed a Registration Statement on Form S-11 (File No. 333-288565) for our second public offering to register up to $4.8 billion of shares of common stock, consisting of up to $3.8 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan. On February 4, 2026, we commenced our second public offering and our initial public offering automatically terminated. In addition to our public offerings, we are conducting several private offerings.

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

2025 Highlights

Capital raising and distributions

•
Raised net proceeds of $531.6 million from the sale of shares of our common stock, including shares issued under our distribution reinvestment plan, during the year ended December 31, 2025.
•
Declared distributions totaling $34.4 million for the year ended December 31, 2025, including $3.8 million related to Class E shares and Class E units owned by the Adviser.

The details of the average annualized distribution rates and total returns as of December 31, 2025 are shown in the following table:

	Class D	Class I	Class E	Class Y
Average annualized distribution rate(1)	4.72%	4.70%	4.37%	3.58%
Year-to-date total return, without upfront selling commissions(2)	6.11%	6.11%	7.97%	6.11%
Year-to-date total return, assuming maximum upfront selling commissions(2)	4.55%	6.11%	7.97%	2.54%
Inception-to-date total return, without upfront selling commissions(2) (3)	6.12%	6.17%	8.09%	5.95%
Inception-to-date total return, assuming maximum upfront selling commissions(2) (3)	5.59%	6.17%	8.09%	4.14%

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

Investing

•
On February 12, 2025, we acquired a 90% interest in the Preserve at Pine Valley, a 219-unit, Class-B housing community in Wilmington, North Carolina for a total purchase price of $32.1 million, excluding closing costs.
•
On March 7, 2025, we entered into a joint venture, of which we own 98%, to originate a geographically diversified portfolio of construction loans that will be used to develop single-tenant net leased retail properties. The joint venture committed $50 million and secured a line of credit for $50 million to finance the loan originations. The joint venture held its first closing in July 2025.
•
On March 25, 2025, we acquired a 133-unit, adaptive reuse, Class-A multifamily property located in the intown neighborhood of Little Five Points in Atlanta, Georgia for a total purchase price of $34.8 million, excluding closing costs.
•
On April 10, 2025, we acquired a 95% interest in a joint venture with a private real estate investment and development firm, to recapitalize a portfolio of infill, highly functional industrial service facility sites (the “Norfolk Industrial Portfolio”). The portfolio includes seven assets, with six located in the Norfolk, Virginia Metropolitan Statistical Area and one in Rockledge, Florida. The total size of the portfolio is 581,000 square feet and it is 100% leased to 16 tenants. The total purchase price was $71.2 million, excluding closing costs.
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
•
On October 2, 2025, we entered into a joint venture, of which we own 95%, to acquire a controlling interest in a 133-unit multifamily community in Boston, Massachusetts for $41.0 million, excluding closing costs.
•
On October 9, 2025, we originated a $106.5 million senior mortgage loan to refinance a five-property, 703-unit, multifamily portfolio located in Tennessee and Alabama. The portfolio is 94.3% occupied and consists of three traditional multifamily properties and two student housing properties. The mortgage loan has an initial three-year term and two, one-year extension options.
•
On November 5, 2025, we acquired a 136,340 square foot neighborhood retail center in Coral Springs, Florida for $53.7 million, excluding closing costs.
•
On December 23, 2025, we acquired a 198,531 square foot warehouse and manufacturing building located in the Worcester, Massachusetts Metropolitan Statistical Area for $32.6 million, excluding closing costs.

Financings

•
On March 25, 2025, in connection with the 133-unit, adaptive reuse, Class-A multifamily property acquisition, we assumed a $15.2 million mortgage loan, which bears fixed interest at 3.95% and is amortized on a 30-year schedule with 2.4 years of remaining term.
•
On May 22, 2025, in connection with the Elmstead Acquisition, we assumed $21.2 million of mortgage loans, which bear a weighted average fixed interest of 4.30% and are amortized on a 30-year schedule with a maturity date of April 1, 2031.
•
On June 20, 2025, we entered into a $43.7 million mortgage secured by the Norfolk Industrial Portfolio properties, which bears an interest rate of SOFR plus 1.75% and matures on June 19, 2030. We entered into an interest rate swap that was not designated as a hedge on June 20, 2025, which fixed the rate at 5.41%.
•
On June 24, 2025, we borrowed $41.8 million from the Repurchase Facility to finance the origination of the Cortland Loan.
•
On July 10, 2025, in connection with the Hempstead, New York acquisition, we assumed a $6.6 million mortgage loan, which bears interest at 4.35% and is interest only through its maturity date of July 2028.
•
On August 21, 2025, in connection with the multifamily portfolio acquisition in Charleston, South Carolina, we obtained five, five-year fixed-rate loans totaling $59.7 million at a weighted average interest rate of 5.08% that mature on September 1, 2030.
•
On October 2, 2025, in connection with the acquisition of a 133-unit multifamily community in Dorchester, Boston, we assumed a $23.5 million mortgage loan, which bears a fixed interest rate of 3.91% and is interest only through its maturity date of January 2028.
•
On December 10, 2025, in connection with the Preserve at Pine Valley Acquisition, we entered into a $21.2 million mortgage loan, which bears an interest rate of SOFR plus 1.50% and matures on December 10, 2030. We entered into an interest rate swap that was not designated as a hedge on the same day, which fixed the rate at 4.90%.

•
On December 10, 2025, in connection with the Vineyard Acquisition, we entered into a $45.2 million mortgage loan, which bears an interest rate of SOFR plus 1.40% and matures on January 1, 2030. We entered into an interest rate swap that was not designated as a hedge on the same day, which fixed the rate at 4.88%.
•
On December 16, 2025, in connection with the origination of $106.5 million senior mortgage loan on October 9, 2025, we borrowed $79.9 million from the Repurchase Facility to finance the origination.

Portfolio

The following chart outlines the percentage of our assets across investments in real estate, investments in real estate debt and investments in real estate-related and other securities based on fair value by category as of December 31, 2025:

Asset Allocation(1)
1%
14%
85%
Real estate
Real estate debt
Real estate-related and other securities

(1) Real estate includes our direct property investments; real estate debt consists of commercial mortgage loans; and real estate-related and other securities consists of our CMBS investments.

The following charts further describe the composition of our investments in real estate based on estimated fair value as of December 31, 2025:

Investments in real estate

As of December 31, 2025, we owned 60 real estate properties, which are summarized in the following table ($ in thousands):

Property type	Number of Properties	Sq. Ft. (in thousands)/ Number of Units(1)	Occupancy Rate(1)(2)	Gross Asset Value(3)	Revenue(4)	% of Revenue
Multifamily	16	2,973 units	89%	$700,353	$39,250	55%
Single-family rental(5)	1	126 units	83%	46,403	3,031	4%
Industrial(6)	40	5,664 sq. ft.	100%	461,241	22,107	31%
Retail(7)	3	236 sq. ft.	96%	120,352	6,956	10%
Total	60			$1,328,349	$71,344	100%

(1) Excludes properties under development related to one of our retail investment.

(2) Reflects real estate operating property investments only. Occupancy for our multifamily and single-family rental properties is measured monthly by dividing property market rent for occupied units by the gross market rent potential of all units. Gross market rent potential is the average monthly market rent of all units at the property. For our retail and industrial properties, occupancy represents the percentage of all leased square footage divided by the total available square footage as indicated. An operating property is an existing property that was purchased, regardless of current occupancy. For a newly developed property, operating is defined as reaching 60% occupancy or having been available for occupancy for a year from its certificate of occupancy.

(3) Based on fair value as of December 31, 2025.

(4) Revenue is calculated as annual revenue inclusive of tenant recoveries, straight-line rent, above-market lease amortization and below-market lease amortization.

(5) Represents 126 Fiore townhomes that are included as a single property in the number of properties.

(6) Includes 3.7 million square feet of land related to industrial outdoor storage and 2.0 million square feet of buildings related to other industrial properties.

(7) Includes four retail developments that are represented as a single property in the number of properties.

The following table provides information regarding our real estate properties as of December 31, 2025:

Property Type and Investment	Number of Properties	Location(1)	Acquisition Date	Ownership Interest(2)	Sq. ft. (in thousands)/Number of Units(3)	Occupancy(4)
Multifamily:
Caroline West Gray	1	Houston, TX	November 2022	95%	275 units	92%
Caroline Post Oak	1	Houston, TX	November 2022	95%	238 units	91%
Coda on Centre	1	Pittsburgh, PA	December 2022	100%	175 units	94%
Preserve at Pine Valley	1	Wilmington, NC	February 2025	90%	219 units	88%
Bass Lofts	1	Atlanta, GA	March 2025	100%	133 units	93%
The Elmstead	1	Providence, RI	June 2025	100%	100 units	91%
The Kensley	1	Jacksonville, FL	June 2025	100%	300 units	79%
Emblem Oswego	1	Chicago, IL	June 2025	100%	312 units	82%
Reflections at Red Mountain	1	Mesa, AZ	June 2025	100%	256 units	90%
Charleston Darby Portfolio	5	Charleston, SC	August 2025	90%	647 units	92%
Vineyard Commons	1	Kingston, NY	August 2025	100%	185 units	94%
Baker Chocolate Factory	1	Boston, MA	October 2025	95%	133 units	87%
Total multifamily	16				2,973 units
Single-family rental:
Fiore(5)	1	Sarasota, FL	December 2023 - September 2024	100%	126 units	83%
Total single-family rental	1				126 units
Industrial:
Industrial outdoor storage
6200 Bristol	1	Philadelphia, PA	October 2022	100%	424 sq. ft.	100%
Industrial outdoor storage portfolio	17	Various(6)	June and September 2025	100%	3,284 sq. ft.	100%
Total industrial outdoor storage	18				3,708 sq. ft.
Other industrial
Savannah Truck Terminal	1	Savannah, GA	July 2023	100%	136 sq. ft.	100%
PODS	2	Various(7)	November 2024	100%	154 sq. ft.	100%
Norfolk Industrial Portfolio	7	Various(8)	April 2025	88%	581 sq. ft.	100%
Dallas Infill Portfolio	9	Dallas, TX	May and July 2025	100%	553 sq. ft.	100%
One Brooklyn	1	New York, NY	July 2025	100%	76 sq. ft.	100%
11801 Industry	1	Jacksonville, FL	July 2025	100%	257 sq. ft.	100%
125 Fisher Street	1	Worcester, MA	December 2025	100%	199 sq. ft.	90%
Total other industrial	22				1,956 sq. ft.
Total industrial	40
Retail:
Shops at Grand Avenue	1	New York, NY	May 2024	95%	100 sq. ft.	90%
Stablewood	1	Various(9)	Various	98%	—	—
Shoppes at Heron Lakes	1	Miami, FL	November 2025	100%	136 sq. ft.	100%
Total retail	3				236 sq. ft.

(1) Refers to the metropolitan statistical area.

(2) Certain of the joint venture agreements entered into by us provide the other partner a profits interest based on certain internal rate of return hurdles being achieved.

(3) Excludes properties under development related to one of our retail investments.

(4) Reflects real estate operating property investments only. Occupancy for our multifamily properties is measured monthly by dividing property market rent for occupied units by the gross market rent potential of all units. Gross market rent potential is the average monthly market rent of all units at the property. For our retail and industrial investments, occupancy represents the percentage of all leased square footage divided by the total available square footage as indicated. An operating property is an existing property that was purchased, regardless of current occupancy. For a newly developed property, operating is defined as reaching 60% occupancy or having been available for occupancy for a year from its certificate of occupancy.

(5) Represents 126 Fiore townhomes that are included as a single property in the number of properties.

(6) Includes five properties located in Illinois, three properties located in New Jersey, two properties in each of Pennsylvania, New York and Wisconsin and one property in each of California, Connecticut and Washington.

(7) Represents one property located in Tampa, Florida and one located in Pinellas Park, Florida.

(8) Represents six properties located in Norfolk, Virginia and one located in Rockledge, Florida.

(9) Represents four retail developments including one in Greenville, South Carolina, one in Denver, Colorado, one in Pensacola, Florida and one in Holland, Michigan.

Lease expirations

The following table details the expiring leases at our industrial and retail properties by annualized base rent as of December 31, 2025 ($ in thousands). The table below excludes our multifamily and single-family rental properties as substantially all leases at such properties expire within 12 months:

	Industrial			Retail
Year	Number of Expiring Leases	Annualized Rent(1)	% of Total Annualized Rent Expiring	Number of Expiring Leases	Annualized Rent(1)	% of Total Annualized Rent Expiring
2026	10	$2,136	8%	—	$—	—
2027	4	1,038	4%	5	837	12%
2028	6	1,416	6%	9	1,132	17%
2029	4	2,204	9%	5	314	5%
2030	5	5,914	23%	11	1,065	15%
2031	2	631	3%	—	—	—
2032	2	1,616	6%	1	98	1%
2033	—	—	0%	1	1,784	26%
2034	1	136	1%	3	433	6%
2035	1	1,101	4%	2	214	3%
Thereafter	19	9,060	36%	2	1,035	15%
Total	54	$25,252	100%	39	$6,912	100%

(1) Annualized rent is determined from the annualized straight-line rent due to expire in the year of lease expiration and excludes tenant recoveries, above-market lease amortization and below-market lease amortization.

Investments in real estate debt

The following table summarizes our investments in real estate debt as of December 31, 2025 and December 31, 2024 ($ in thousands):

					December 31, 2025			December 31, 2024
Real Estate Debt	Number of Positions	Credit Rating	Weighted-Average Coupon	Weighted-Average Maturity Date	Face Value	Cost Basis	Fair Value	Face Value	Cost Basis	Fair Value
Mezzanine Loan(1)	—	—	—	—	$—	$—	$—	$16,825	$16,825	$16,825
Commercial Mortgage Loan	3	Not Rated	SOFR(2) + 2.69%	November 28, 2027	224,600	224,600	224,600	62,400	62,400	62,485
Total investments in real estate debt	3				$224,600	$224,600	$224,600	$79,225	$79,225	$79,310

(1) Mezzanine loan outstanding as of December 31, 2024 was paid off during the year at maturity.

(2) “SOFR” refers to the Secured Overnight Financing Rate.

Investments in real estate-related and other securities

The following table summarizes our investment in real estate-related and other securities as of December 31, 2025 and December 31, 2024 ($ in thousands):

			December 31, 2025			December 31, 2024
Real Estate-Related and Other Securities	Weighted-Average Coupon	Weighted-Average Maturity Date	Face Amount	Cost Basis	Fair Value	Face Amount	Cost Basis	Fair Value
CMBS	6.7%	September 6, 2039	$15,000	$15,107	$15,323	$5,800	$5,797	$5,829
U.S. Treasury(1)	—	—	—	—	—	595	582	588
Total real estate-related and other securities			$15,000	$15,107	$15,323	$6,395	$6,379	$6,417

(1) Includes $0.5 million of securities pledged as collateral related to the treasury note futures contracts as of December 31, 2024.

Results of Operations

The following table sets forth information regarding our consolidated results of operations (in thousands, except per share data):

	For the Years Ended December 31,
	2025	2024	Change
Revenues
Rental revenue	$71,344	$25,253	$46,091
Total revenues	71,344	25,253	46,091
Expenses
Rental property operating	24,334	9,947	14,387
General and administrative expenses	7,091	4,641	2,450
Depreciation and amortization	43,385	10,057	33,328
Total expenses	74,810	24,645	50,165
Other income (expense), net
Income from investments in real estate debt	10,989	4,125	6,864
Income from investments in real estate-related and other securities	2,721	109	2,612
Mandatorily redeemable instruments interest costs	(6,562)	(7,870)	1,308
Interest expense	(19,375)	(8,116)	(11,259)
Other income, net	5,310	1,349	3,961
Total other expense, net	(6,917)	(10,403)	3,486
Net loss	$(10,383)	$(9,795)	$(588)
Net loss attributable to non-controlling interests in consolidated joint ventures	(603)	(52)	(551)
Net loss attributable to JPMREIT stockholders	$(9,780)	$(9,743)	$(37)
Net loss per share of common stock – basic and diluted	$(0.15)	$(0.52)	$0.37
Weighted-average shares of common stock outstanding - basic and diluted	66,691	18,731	47,960

Rental revenue

Due to our acquisitions of real estate since December 31, 2024, our rental revenue for the years ended December 31, 2025 and 2024 are not comparable. Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, single-family rental, industrial and retail properties. Rental revenue, aside from short-term leases generally less than one year in term, is recognized on a straight-line basis over the life of the lease, including any fixed and measurable rent escalations and abatements.

Rental property operating expenses

Rental property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of rental property operating expenses include insurance, utilities, real estate taxes and repair and maintenance expenses. Due to our acquisitions of real estate since December 31, 2024, our rental property operating expenses for the years ended December 31, 2025 and 2024 are not comparable.

General and administrative expenses

During the year ended December 31, 2025, general and administrative expenses increased by $2.5 million in comparison to the corresponding period in 2024. The increase in general and administrative expenses was driven by an increase in accrued asset management fees of $0.9 million, an increase in accrued performance participation fees of $0.6 million, and an increase of $0.8 million in professional fees.

Depreciation and amortization expenses

Depreciation and amortization expenses are impacted by the fair values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. During the year ended December 31, 2025, depreciation and amortization expenses increased by $33.3 million in comparison to the corresponding period in 2024 due to our acquisitions of real estate since December 31, 2024.

Income from investments in real estate debt

During the year ended December 31, 2025, income from our investments in real estate debt increased by $6.9 million in comparison to the corresponding period in 2024 primarily due to an increase in interest income of $6.1 million due to our acquisitions of new investments in real estate debt during 2025 and an increase in origination fees of $1.0 million.

Income from investments in real estate-related and other securities

During the year ended December 31, 2025, income from our investments in real estate-related and other securities increased by $2.6 million in comparison to the corresponding period in 2024 primarily due to an increase of $2.0 million in interest income and $0.5 million increase in realized gains on securities.

Mandatorily redeemable instruments interest costs

During the year ended December 31, 2025, mandatorily redeemable instruments interest costs decreased by $1.3 million in comparison to the corresponding period in 2024 due to a decrease in the allocation of appreciation of $0.8 million relating to the change in the redemption value adjustment of Mandatorily Redeemable Instruments and a decrease in distribution expense of $0.5 million due to repurchases during the year.

Interest expense

During the year ended December 31, 2025, interest expense increased by $11.3 million in comparison to the corresponding period in 2024. Interest expense primarily consists of interest expense incurred on our mortgage notes, Credit Facility and Repurchase Facility. The change in interest expense was primarily attributable to an increase in interest expense relating to new mortgage notes and new borrowings under the Credit Facility and Repurchase Facility.

Other income, net

During the year ended December 31, 2025, other income, net increased by $4.0 million in comparison to the corresponding period in 2024 primarily due to an increase of $3.9 million in interest income from our investment in a money market fund.

Net loss attributable to non-controlling interests in consolidated joint ventures

During the year ended December 31, 2025, net loss attributable to non-controlling interests in consolidated joint ventures increased by $0.6 million in comparison to the corresponding period in 2024 primarily due to the non-controlling interest held by our joint venture partners in properties acquired during the year.

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

Capital resources

The following table is a summary of our total indebtedness as of December 31, 2025 and December 31, 2024 ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	December 31, 2025	December 31, 2024
Fixed rate debt secured by our properties
Caroline West Gray	5.44%	December 1, 2029	N/A	$45,911	$45,911
Caroline Post Oak	5.44%	December 1, 2029	N/A	40,528	40,528
Coda on Centre	4.28%	May 1, 2029	N/A	27,860	28,397
The Elmstead(1)	4.30%	April 1, 2031	N/A	21,245	—
Bass Lofts	3.95%	September 5, 2027	N/A	14,902	—
One Brooklyn	4.35%	July 1, 2028	N/A	6,600	—
Charleston	5.08%	September 1, 2030	N/A	59,728	—
Baker Chocolate	3.91%	January 1, 2028	N/A	23,500	—
Total fixed rate				240,274	114,836
Variable rate debt secured by our properties
6200 Bristol(2)	SOFR + 2.05%	April 1, 2029	N/A	10,000	10,000
Norfolk Industrial Portfolio(3)	SOFR + 1.75%	June 19, 2030	N/A	43,700	—
Preserve at Pine Valley(4)	SOFR + 1.50%	December 10, 2030	N/A	21,200	—
Vineyard Commons(5)	SOFR + 1.40%	January 1, 2030	N/A	45,175	—
Stablewood	SOFR + 3.75%	August 8, 2028	$50,000	5,292	—
Total variable rate				125,367	10,000
Total loans secured by real estate				365,641	124,836
Deferred financing costs, net				(4,327)	(1,142)
Mortgage discount, net				(1,869)	(603)
Total debt secured by our properties				$359,445	$123,091

Repurchase Facility	SOFR + 1.58%	August 22, 2027	$250,000	168,450	46,800
Unsecured revolving credit facility	SOFR + 1.30%	July 15, 2028	$325,000	73,000	—
Total indebtedness				$600,895	$169,891

(1) This loan is comprised of a senior and mezzanine loan. The interest rate and maturity date presented are the weighted average.

(2) The Company entered into an interest rate swap that was not designated as a hedge on April 2, 2024, which fixed the rate at 6.26%.

(3) The Company entered into an interest rate swap that was not designated as a hedge on June 20, 2025, which fixed the rate at 5.41%.

(4) The Company entered into an interest rate swap that was not designated as a hedge on December 10, 2025, which fixed the rate at 4.90%.

(5) The Company entered into an interest rate swap that was not designated as a hedge on December 10, 2025, which fixed the rate at 4.88%.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	For the Years Ended December 31,
	2025	2024
Net cash provided by operating activities	$39,033	$5,974
Net cash used in investing activities	(953,219)	(167,459)
Net cash provided by financing activities	808,899	257,194
Net change in cash and cash equivalents	$(105,287)	$95,709

Cash flows provided by operating activities increased by $33.1 million for the year ended December 31, 2025 compared to the corresponding period in 2024 primarily due to an increase in interest income from real-estate related and other securities and money market investments and an increase in cash flows from operations from our investments in real estate as a result of growth in the size of our portfolio.

Cash flows used in investing activities increased by $785.8 million for the year ended December 31, 2025 compared to the corresponding period in 2024 primarily due to an increase of $682.3 million in real estate acquisitions, an increase of $155.6 million of originations of real estate debt and purchases of real-estate related and other securities and an increase of $15.8 million in capital improvements on real estate, partially offset by an increase of $53.7 million in proceeds from real estate-related and other securities.

Cash flows provided by financing activities increased by $551.7 million for the year ended December 31, 2025 compared to the corresponding period in 2024 primarily due to an increase of net proceeds from the issuance of common stock of $306.1 million, an increase in proceeds from mortgage notes of $165.1 million, an increase of $74.9 million in proceeds from the Repurchase Facility and an increase in net proceeds from the Credit Facility of $73.0 million, partially offset by an increase of $47.2 million of repurchases of Mandatorily Redeemable Instruments, an increase of $9.2 million of total distributions paid and an increase of $7.4 million of repurchases of common stock.

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
•
the amounts allocated to the value of above-market and below-market lease values are amortized to rental income over the remaining non-cancelable terms of the respective leases. The amounts allocated to all other tangible and intangible assets are recognized in depreciation or amortization expense. Thus, depending on the amounts allocated between land and other depreciable assets, changes in the purchase price allocation among our assets could have a material impact on our net income; and
•
the period of time over which tangible and intangible assets are depreciated varies greatly, and thus, changes in the amounts allocated to these assets will have a direct impact on our results of operations. Intangible assets are generally amortized over the respective life of the leases. We depreciate our buildings over a maximum of 40 years, but do not depreciate our land. These differences in timing could have a material impact on our results of operations.

Impairment of long-lived assets

We review real estate properties (including any related amortizable intangible assets or liabilities) for impairment each quarter or when there is an indicator, including property operating performance, changes in anticipated holding period and general market conditions, that the value of the real estate properties may be impaired. Our estimate of the expected future cash flows in testing for impairment is subjective and based on, among other things, our estimates regarding future market conditions, rental rates, occupancy levels, costs of tenant improvements, assumptions regarding the residual value of our properties at the end of our anticipated holding period, discount rates, exit capitalization rates and the length of our anticipated holding period. In preparing the projection of undiscounted future cash flows, we estimate exit capitalization rates and market rental rates using information that we obtain from market comparability studies and other comparable sources and apply the undiscounted cash flows against our expected holding period. These assumptions could differ materially from actual results. If changes in our strategy or the market conditions result in a reduction in the holding period and an earlier sale date, an impairment loss could be recognized and such loss could be material. If impairment was indicated, the carrying value of the property would be written down to its estimated fair value based on our best estimate of the property's discounted future cash flows using market derived capitalization rates, discount rates and market rental rates applied against our expected hold period.

Using the methodology discussed above, we evaluated our portfolio, as of December 31, 2025 and 2024, for impairment indicators. We did not record any impairment losses for the years ended December 31, 2025 or 2024.

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

Investments in real estate debt

Our investments in real estate debt consist of commercial mortgage loans. Our investments in real estate debt are carried at fair value as we elected the fair value option. Investments with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

Recent Accounting Pronouncements

See Note 3 — “Summary of Significant Accounting Policies” to our consolidated financial statements in this Annual Report for a discussion concerning recent accounting pronouncements.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to interest rate risk with respect to our variable-rate indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We may seek to manage or mitigate our exposure to interest rate risk through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of December 31, 2025, the outstanding principal balance of our variable rate indebtedness was $246.7 million.

Certain of our mortgage loans and other indebtedness are variable rate and indexed to SOFR. For the year ended December 31, 2025, a 10% increase in SOFR would have resulted in increased interest expense of $0.5 million. We have executed interest rate swaps with an aggregate notional amount of $120.1 million as of December 31, 2025 to hedge the risk of increasing interest rates.

We have invested a portion of our portfolio in floating-rate investments in real estate debt and real estate-related and other securities and intend to invest in both fixed- and floating-rate real estate debt investments and securities in the future. On floating-rate investments in real estate debt and real estate-related and other securities, our net income will increase or decrease depending on interest rate movements. For the year ended December 31, 2025, a 10% decrease in the reference rate would have resulted in decreased interest income from our floating-rate investments in real estate debt of $0.5 million. Additionally, interest rate movement can impact the valuation of real estate debt and real estate-related and other securities depending on various aspects of the instrument, including the credit rating, duration and structure of the interest rate payments.

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

Real estate market value risk

Real estate property values are subject to volatility and may be adversely affected by a number of factors, including: national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our principal executive officer and principal financial officer, evaluated as of December 31, 2025, the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2025.

The rules of the SEC do not require, and this Annual Report does not include, an attestation report of an independent registered public accounting firm regarding internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Fourth Amended and Restated Advisory Agreement

On March 11, 2026, we, the Operating Partnership, and our Adviser entered into that certain Fourth Amended and Restated Advisory Agreement (the “Fourth A&R Advisory Agreement”). The Fourth A&R Advisory Agreement amends and restates the prior version of the advisory agreement. The amendments make certain updates to the terms requested by a state securities examiner and also allow us to reimburse the Adviser for all expenses, at the Adviser’s discretion, in cash or cash equivalent aggregate NAV amounts of Class E shares, Class I shares, Class I units or Class E units.

Trading Arrangements

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers are set forth below.*

Name	Age	Position
Chad Tredway	41	Chairperson of the Board and Chief Executive Officer
Douglas A. Schwartz	55	Co-President
Dave S. Esrig	59	Co-President
Lawrence A. Goodfield, Jr.	47	Chief Financial Officer and Treasurer
Christian P. Porwoll	59	Secretary
J. Scott Napier	56	Senior Vice President - Head of Investor Relations
Randy A. Daniels	74	Independent Director
Justin M. Murphy	59	Independent Director
Yvonne D. Nelson	67	Independent Director
William L. Ramseyer	84	Lead Independent Director

*As of March 16, 2026.

Chad Tredway has served as our Chairperson of the Board, Chief Executive Officer and member of our board of directors since March 2024. Mr. Tredway has been a Managing Director of JPMIM since December 2023, Head of Real Estate Americas since February 2024 and Head of JPMAM’s Global Real Estate platform since May 2025. Previously, Mr. Tredway founded and led Trio Investment Group (“Trio”), a boutique real estate investment management firm, specializing in institutional sale leaseback strategies, now part of JPMAM’s Real Estate Americas. Prior to founding Trio in 2021, Mr. Tredway was a Managing Director and Head of J.P. Morgan’s Real Estate Banking business. In this role, Mr. Tredway oversaw more than $20 billion in commercial real estate loan exposure and led a national team of 250 professionals. Furthermore, Mr. Tredway held senior roles within Commercial Term Lending at J.P. Morgan, where he helped build the largest multifamily lending portfolio in the United States. Mr. Tredway holds a B.A. in Accounting and Finance from Loyola University Chicago.

Mr. Tredway is a valuable member of our board of directors because of his extensive real estate investment and real estate debt experience and his tenure with J.P. Morgan.

Douglas A. Schwartz has served as our Co-President since June 2022. Mr. Schwartz has been a Managing Director of JPMIM since April 2010 and joined J.P. Morgan in August 2004. Most recently, Mr. Schwartz served as Chief Investment Officer at JPMAM – Real Estate Americas, where he was responsible for all transactions and asset management. He is a voting member of the Real Estate Americas Investment Committees and non-voting member of the Management Committee and Risk and Oversight Committee. From June 2012 to December 2016, Mr. Schwartz was portfolio manager of an open-end, value-added real estate fund managed by a J.P. Morgan affiliate. From June 2008 to June 2012, Mr. Schwartz was Head of West Coast Real Estate Acquisitions, where he was responsible for sourcing, underwriting and closing office, industrial, retail and multi-family transactions. Before joining J.P. Morgan in 2004, Mr. Schwartz held real estate investment roles with Lowe Enterprises, Bristol Group and Sedway & Associates. Mr. Schwartz is a former Director of Carr Properties and Edens Investment Trust. He is an ambassador for J.P. Morgan’s Women-On-The-Move Program and an active member in Urban Land Institute (“ULI”), including acting as former ULI Industrial and Office Park Development Council Chair. Mr. Schwartz holds a B.A. in Mathematics from the University of Pennsylvania and an M.B.A. from the University of California, Los Angeles.

Dave S. Esrig has served as our Co-President since June 2022. Mr. Esrig has been a Managing Director of JPMIM since April 2007. Since joining J.P. Morgan in March 1997, Mr. Esrig has served as Director of Research and Data Science at JPMAM – Real Estate Americas where he leads Real Estate Americas’ effort to generate investment insights from J.P. Morgan’s proprietary data as well as designed, founded and launched J.P. Morgan Asset Management’s industry-leading suite of defined contribution direct property strategies. Mr. Esrig is a member of the Real Estate Americas’ Management Committee and a voting member of the Real Estate Americas Investment Committees and the J.P. Morgan Infrastructure Investments Group Investment Committee. Mr. Esrig holds a B.A. in Economics and History from the University of Virginia and an M.A. in Economics from the University of Pennsylvania. Mr. Esrig holds the Chartered Financial Analyst® (CFA®) designation.

Lawrence A. Goodfield, Jr. has served as our Chief Financial Officer and Treasurer since June 2022. Mr. Goodfield has been a Managing Director of JPMIM since January 2022 and is a non-voting member of the Real Estate Americas Investment Committees. Prior to joining J.P. Morgan, Mr. Goodfield served in various roles at Drive Shack Inc. (NYSE: DS) (formerly Newcastle Investment Corp. (NYSE:NCT)), a real estate-related investment and finance company (“Drive Shack”), including as Chief Accounting Officer and Treasurer (September 2016 – January 2022), Interim Chief Financial Officer (March 2020 – September 2020) and Chief Financial Officer (September 2016 – November 2018). During his time at Drive Shack, Mr. Goodfield led its financial evaluation and transition from external to internal management, as well as oversaw finance and accounting, tax, investor relations and capital markets. From September 2016 to January 2018, Mr. Goodfield was a Managing Director at Fortress Investment Group (“Fortress”). Prior to joining Fortress, Mr. Goodfield served as Senior Vice President and Controller at W.P. Carey Inc. (NYSE: WPC) from January 2016 to September 2016, where he was responsible for directing accounting, financial reporting and internal controls. Mr. Goodfield also served as a Senior Manager in the audit and advisory practices, with a specialization in real estate, at PricewaterhouseCoopers from 2001 to December 2015. Mr. Goodfield, a Certified Public Accountant, holds a B.S. in Accounting from Pennsylvania State University and is also a member of its Real Estate Advisory Board. Mr. Goodfield also holds the Chartered Financial Analyst® (CFA®) designation.

Christian P. Porwoll has served as our Secretary since November 2021. Mr. Porwoll has been a Managing Director of JPMIM since April 2015. Since joining J.P. Morgan in January 2008, Mr. Porwoll served as the Head of Product Development-Americas for J.P. Morgan’s Global Real Assets platform, and since May 2017, as Head of Product Development-Americas for J.P. Morgan’s GRE and Global Transportation platforms, where he is responsible for assisting in the development and administration of its real estate and transportation equity and debt strategies. He is involved in strategy analysis, structuring, client negotiation, implementation and maintenance of real asset and real asset-related investment strategies through the entire investment strategy life cycle, including investment acquisition, asset management and disposition processes. Before joining J.P. Morgan in January 2008, Mr. Porwoll was an attorney in the investment company and corporate departments of a large Wall Street law firm. Mr. Porwoll holds a B.A. in Political Science from Columbia College at Columbia University and a J.D. from Fordham Law School at Fordham University.

J. Scott Napier has served as our Senior Vice President – Head of Investor Relations since March 2024. In his role, Mr. Napier leads a team of investment specialists focused on advising clients on real estate strategies and execution. Prior to joining J.P. Morgan in August 2022, Mr. Napier was Senior Vice President, Head of Intermediary Distribution at Heitman LLC, where he led distribution, product development and operations for the Wealth Management business from May 2018 to August 2022. Mr. Napier has also held senior leadership roles at Invesco and Oppenheimer Funds. Mr. Napier is on the Board of the Institute for Portfolio Alternatives and holds the Certified Investment Management Analyst (CIMA) designation. Mr. Napier maintains the Series 7, 66, 63 and 24 FINRA licenses and received an M.B.A. from Emory University Goizueta School of Business and a B.A. from The University of Texas.

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

Justin M. Murphy has served as an Independent Director since June 2022. Mr. Murphy has served as an independent counsel member for Prologis Targeted U.S. Logistics Fund, L.P., an industrial real estate investments fund focused on core investments in the United States since January 2013. From September 1999 to June 2012, Mr. Murphy was a Managing Director of JPMIM, where he served as a portfolio manager of an open-end, value-added real estate fund managed by a J.P. Morgan affiliate from 2007 to 2012 and on Real Estate Americas’ Real Estate Acquisitions and Dispositions team from 1993 to 2006. Prior to working at JPMAM, Mr. Murphy was a commercial real estate appraiser from July 1992 to September 1993. Mr. Murphy holds a B.S. in Real Estate and Urban Economic Studies from the University of Connecticut.

Mr. Murphy is a valuable member of our board of directors because of his extensive experience with real estate investments.

Yvonne D. Nelson has served as an Independent Director since June 2022. Ms. Nelson served in various roles at the New York City Comptroller, Bureau of Asset Management from February 2005 to her retirement in August 2021. From 2008 to 2021, she served as Head of Real Estate and investment advisor to five New York City pension systems with a joint allocation of nearly $20 billion to separate core and non-core real estate investment programs. From 2005 to 2008, Ms. Nelson was a senior real estate investment officer where her primary responsibility was the underwriting of new investment opportunities as well as the preservation of capital for existing investments. Before joining the Bureau of Asset Management, Ms. Nelson was Vice President of The Community Development Trust, a private REIT that provides debt and equity capital to create and preserve affordable rental housing throughout the United States, from September 2002 to January 2005. From 2017 to 2025, Ms. Nelson served as Secretary and a member of the Audit Committee and Grants Committee of the Pension Real Estate Association (PREA) Foundation, a nonprofit organization that fosters the inclusion of under- represented groups in commercial real estate. Ms. Nelson also served on the board of PREA from 2010 to 2016, including as Chair from 2014 to 2015. She was also a member of PREA Institutional Investor Council from 2017 to 2021. Since 2022, Ms. Nelson has served as an Independent Advisory Board member for a private industrial real estate fund and as an Independent Trustee of a private real estate debt fund. Ms. Nelson holds a B.A. in Urban Design from New York University and an M.B.A. in Finance from Rutgers University.

Ms. Nelson is a valuable member of our board of directors because of her extensive institutional real estate investment experience and her experience serving as a board member of the PREA foundation.

William L. Ramseyer has served as an Independent Director since June 2022 and as our Lead Independent Director since November 2022. Following retirement in 2008, Mr. Ramseyer has served as an advisor to numerous real estate investment management organizations focusing on refinement of investment and growth strategies. Mr. Ramseyer served as a Managing Director of Cornerstone Real Estate Advisers (“Cornerstone”) from January 2001 to March 2008, where he served as a member of the Investment Committee and Co-Manager of the Business Development Group. Prior to joining Cornerstone, Mr. Ramseyer was a Managing Director at Heitman and Chairman of its real estate securities group. Mr. Ramseyer has extensive experience in the institutional real estate management business beginning as a Co-Founder of Pension Realty Advisors, an investment consulting firm which provided real estate advisory services to institutional investors including corporate pension plans, public employee retirement systems, endowments and foundations. Mr. Ramseyer is a member of the Counselors of Real Estate, where he served as Chairman in 2003. He also served as Chairman of PREA in 1990. Mr. Ramseyer holds a B.A. in Business Administration from the University of Puget Sound and completed the Advanced Management Program at the Harvard Business School.

Mr. Ramseyer is a valuable member of our board of directors because of his extensive experience in the real estate industry.

Each director will serve until the next annual meeting of stockholders and until his or her successor is duly elected and qualifies. Each executive officer is elected by our board of directors for such term as our board of directors may determine.

Although most of the services provided to us by the individuals who are executive officers are in their respective roles as executive officers of the Adviser, they have certain duties as executive officers of our company arising from Maryland law, our charter and our bylaws. These duties include executing contracts and other instruments in our name and on our behalf and such other duties as may be prescribed by our board of directors from time to time.

Our executive officers will act as our agents, execute contracts and other instruments in our name and on our behalf, and in general perform all duties incident to their offices and such other duties as may be prescribed by our board of directors from time to time. Our officers will devote such portion of their time to our affairs as is required for the performance of their duties, but they are not required to devote all of their time to us.

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

Our Code of Business Conduct and Ethics is available on our website, www.jpmreit.com. Stockholders may also request a copy of the Code of Business Conduct and Ethics, which will be provided without charge, by writing to J.P. Morgan Real Estate Income Trust, Inc. at 390 Madison Avenue, New York, NY 10017, Attention: Secretary. If, in the future, we amend, modify or waive a provision in the Code of Business Conduct and Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website as necessary.

Insider Trading Policy

We have an insider trading policy governing the purchase, sale, repurchase and other dispositions of our securities that applies to our directors, the Adviser, our employees (if any), all employees of the Adviser who provide services to the Adviser related to us, including our officers, and other covered persons. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report.

Audit Committee

Our board of directors has established an audit committee, which consists of Randy A. Daniels, Justin M. Murphy, William L. Ramseyer and Yvonne D. Nelson. Mr. Daniels serves as the chairperson of the audit committee and qualifies as an “audit committee financial expert” as that term is defined by the SEC. The SEC has determined that the audit committee financial expert designation does not impose on a person with that designation any duties, obligations or liability that are greater than the duties, obligations or liability imposed on such person as a member of the audit committee of the board of directors in the absence of such designation. The audit committee assists the board of directors in overseeing:

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

The audit committee has adopted procedures for the processing of complaints relating to accounting, internal control and auditing matters. The audit committee oversees the review and handling of any complaints submitted pursuant to the foregoing procedures and of any whistleblower complaints subject to Section 21F of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Independent Director Compensation

We compensate each of our independent directors with an annual retainer of $75,000, consisting of $50,000 paid in equal quarterly installments in cash or Class E shares based on the most recent prior month’s NAV, or a combination thereof, at the election of the director, and $25,000 in the form of an annual grant of restricted stock. The restricted stock will vest one year from the date of grant and will be based on the per share price of our common stock offered in our public offering at the grant date. In addition, the chairperson of our audit committee receives an additional annual cash retainer of $10,000. We do not intend to pay our directors additional fees for attending board meetings, but we reimburse each of our directors for reasonable out-of-pocket expenses incurred in attending board and committee meetings (including airfare, hotel and food). Our directors who are affiliated with the Adviser or J.P. Morgan do not receive additional compensation for serving on the board of directors or committees thereof.

The following table sets forth the compensation to our directors for the fiscal year ended December 31, 2025:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Chad Tredway	$—	$—	$—
Randy A. Daniels	10,000	75,000	85,000
Justin M. Murphy	50,000	25,000	75,000
Yvonne D. Nelson	25,000	50,000	75,000
William L. Ramseyer	33,333	41,667	75,000

(1) Includes the total value in restricted and unrestricted Class E shares awarded to each of our independent directors during 2025. The grants of Class E restricted shares were made on August 8, 2025 and vest on August 8, 2026. The restricted stock grants were valued based on a NAV per share of $11.11, the then-current NAV per share of our Class E shares.

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

Although we do not pay our executive officers any cash compensation, we pay fees to the Adviser and the performance participation to the Special Limited Partner as described in Item 13 — “Certain Relationships and Related Transactions, and Director Independence” below.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFITICAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2025, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time:

Plan category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by the security holders	—	$—	462,537
Equity compensation plans not approved by the security holders	N/A	N/A	N/A
Total	—	$—	462,537

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 16, 2026, information regarding the number and percentage of shares owned by each director, our chief executive officer, each executive officer, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of outstanding shares of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the directors and executive officers and 5% stockholders named below is in care of our principal executive offices at 390 Madison Avenue, New York, New York 10017.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	% of common shares
Directors and Named Executive Officers
Chad Tredway	—	—
Douglas A. Schwartz	136,884	*
Dave S. Esrig	8,295	*
Lawrence A. Goodfield, Jr.	5,716	*
Christian P. Porwoll	5,711	*
J. Scott Napier	3,777	*
Randy A. Daniels	21,081	*
Justin M. Murphy	10,192	*
Yvonne D. Nelson	18,792	*
William L. Ramseyer	19,626	*
All directors and executive officers as a group (10 persons)	230,074	<1%

* Less than 1%

(1) All shares listed in the table are Class E shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our charter and corporate governance guidelines require a majority of the members of our board of directors to be “independent” directors. Our audit committee charter also requires that all members of our audit committee be independent. Based upon its review, our board of directors determined that each of Randy A. Daniels, Justin M. Murphy, Yvonne D. Nelson and William L. Ramseyer are “independent” members of our board of directors under our charter and the applicable rules of the SEC and the listing standards of the New York Stock Exchange, including with respect to their committee service on our audit committee.

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

The Adviser and J.P. Morgan

We are externally managed by J.P. Morgan Investment Management Inc. JPMIM is one of the industry’s premier global real estate investment managers. JPMIM has over 60 years of experience advising and managing some of the world’s most respected corporations, pension plans, governments, institutions and high net worth investors on their real estate investments, with assets under management of approximately $82 billion of debt and equity real estate investments, including approximately $68 billion in assets managed in the United States by its Real Estate Americas platform as of December 31, 2025.

Real Estate Americas (“REA”) refers to J.P. Morgan Asset Management Holdings Inc. and its respective affiliates and subsidiaries and, where applicable, any successor thereto comprising the investment management businesses of JPMIM, JPMorgan Chase & Co. and their respective affiliates and subsidiaries and, where applicable, any successor thereto, with expertise in real estate and real estate-related investments in the United States. The REA platform has earned a market leadership position through its strategic relationships and information advantage. The REA team includes over 215 professionals across six U.S. offices in Boston, Chicago, Dallas, Los Angeles, New York and San Francisco. The team combines regional and local market expertise with a multidisciplinary approach to investment, including acquisitions, asset management, research, debt capital markets, development and engineering, client strategy, financial, tax, valuations, and product development.

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

Term and termination rights

The current term of the Advisory Agreement expires on December 12, 2026, subject to renewals by our board of directors for an unlimited number of successive one-year periods. Our independent directors will evaluate the performance of the Adviser before renewing the Advisory Agreement. The Advisory Agreement may be terminated:

•
immediately by us (1) for “cause”, (2) upon the bankruptcy of the Adviser or (3) upon a material breach of the Advisory Agreement by the Adviser;
•
upon 60 days’ written notice by us without cause or penalty upon the vote of a majority of our independent directors; or
•
upon 60 days’ written notice by the Adviser.

“Cause” is defined in the Advisory Agreement to mean fraud, criminal conduct, willful misconduct or willful or negligent breach of fiduciary duty by the Adviser under the Advisory Agreement.

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

During the fiscal year ended December 31, 2025, we incurred a management fee expense of $1.9 million.

Expense reimbursement

Under the Advisory Agreement, and subject to the limitations described below under “—Reimbursement by the Adviser,” the Adviser is entitled to reimbursement of all costs and expenses incurred by it or its affiliates on our behalf, provided that the Adviser is responsible for the expenses related to any and all personnel of the Adviser who provide investment advisory services to us pursuant to the Advisory Agreement (including each of our executive officers and any directors who are also directors, officers or employees of the Adviser or any of its affiliates), including salaries, bonus and other wages, payroll taxes and the cost of employee benefit plans of such personnel, and costs of insurance with respect to such personnel. Without limiting the generality of the foregoing, costs eligible for reimbursement include out-of-pocket costs and expenses the Adviser incurs in connection with the services it provides to us related to (1) legal, accounting, printing, mailing and subscription processing fees and other expenses attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by the Adviser (as described further below), (2) the actual cost of goods and services used by us and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other services providers, and brokerage fees paid in connection with the purchase and sale of investments and securities, (3) expenses of managing and operating our properties, whether payable to an affiliate or a non-affiliated person, and (4) out-of-pocket expenses in connection with the selection, evaluation, structuring, acquisition, origination, financing and development of properties and real estate-related securities, whether or not such investments are acquired. Such out-of-pocket costs and expenses will include expenses relating to compliance-related matters and regulatory filings relating to our activities (including expenses relating to the preparation and filing of any reports, disclosures, and other regulatory filings relating to our activities (including our pro rata share of the costs of the Adviser and its affiliates of regulatory expenses that relate to us)).

The Adviser will advance on our behalf certain operating expenses through the earlier of (i) the first date that our NAV reaches $1 billion and (ii) December 31, 2026. We will reimburse the Adviser for all such advanced operating expenses ratably over the 60 months following such date.

We reimburse the Adviser for any organization and offering expenses associated with our public offering that it incurs on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent and platform service providers, and expense reimbursements for actual costs incurred by employees of the Dealer Manager in the performance of wholesaling activities, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) as and when incurred. The Adviser currently pays wholesaling compensation expenses and certain related expenses of persons associated with the Dealer Manager without reimbursement from us. After the termination of the primary offering and again after termination of our public offering under our distribution reinvestment plan, the Adviser has agreed to reimburse us to the extent that the organization and offering expenses that we incur exceed 15% of our gross proceeds from the applicable offering.

The Adviser advanced our organization and offering expenses on our behalf through July 22, 2024. After July 22, 2024, we began reimbursing the Adviser for all such advanced expenses ratably in 60 equal monthly installments. We will reimburse the Adviser for any organization and offering expenses that it incurs on our behalf as and when incurred.

As of December 31, 2025, we have reimbursed the Adviser $2.1 million for organization and offering costs.

Reimbursement by the Adviser

The Adviser will reimburse us for any expenses that cause our Total Operating Expenses in any four consecutive fiscal quarters to exceed the greater of: (1) 2% of our Average Invested Assets and (2) 25% of our Net Income.

For purposes of these limits:

•
“Total Operating Expenses” are all costs and expenses paid or incurred by us, as determined under GAAP, including the management fee and the performance participation, but excluding: (i) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and listing of our capital stock, (ii) property-level expenses incurred at each property, (iii) interest payments, (iv) taxes, (v) non-cash expenditures such as depreciation, amortization and bad debt reserves, (vi) incentive fees paid in compliance with our charter, (vii) acquisition fees and acquisition expenses related to the selection and acquisition of assets, whether or not a property is actually acquired, (viii) real estate commissions on the sale of property and (ix) other fees and expenses connected with the acquisition, disposition and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property).
•
“Average Invested Assets” means, for any period, the average of the aggregate book value of our assets, invested, directly or indirectly, in equity interests in and loans secured by real estate, including all properties, mortgages and real estate-related securities and consolidated and unconsolidated joint ventures or other partnerships, before deducting depreciation, amortization, bad debt reserves or other non-cash reserves, computed by taking the average of such values at the end of each month during such period.
•
“Net Income” means, for any period, total revenues applicable to such period, less the total expenses applicable to such period other than additions to, or allowances for, non-cash charges such as depreciation, amortization, impairments and reserves for bad debt or other similar non-cash reserves.

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

For the year ended December 31, 2025, we were in compliance with this requirement as our Total Operating Expenses were 0.7% of Average Invested Assets and were 20.5% of Net Income.

Performance Participation

So long as the Advisory Agreement has not been terminated (including by means of non-renewal), the Special Limited Partner will hold a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership equal to 12.5% of the Total Return, subject to a 5% Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined in the limited partnership agreement of Operating Partnership) with respect to Operating Partnership units and 10.0% of the Total Return, subject to a 7% Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined in the limited partnership agreement of the Operating Partnership) with respect to Class X units of the Operating Partnership (“Class X Units”) and Class Y units of the Operating Partnership (“Class Y Units”), respectively. Such allocation will be measured on a calendar year basis, settled quarterly and accrued monthly. The performance participation interest is not paid on the Class E units, and as a result, it is a class-specific expense. The Special Limited Partner earned $1.4 million performance participation interest for the year ended December 31, 2025.

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

We have agreed to indemnify and hold harmless the Adviser and its affiliates performing services for us from specific claims and liabilities arising out of the performance of their obligations under the Advisory Agreement, subject to certain limitations. See “—Limited Liability and Indemnification of Directors, Officers, the Adviser and Other Agents” below.

Agreements with the Dealer Manager

We entered into agreements with the Dealer Manager in connection with the Offerings, pursuant to which the Dealer Manager agreed to, among other things, manage our relationships with third-party broker-dealers engaged by the Dealer Manager to participate in the distribution of shares of our common stock, which we refer to as “participating broker-dealers,” and other intermediaries and investment professionals. The Dealer Manager also coordinates our marketing and distribution efforts with participating broker-dealers, their registered representatives and other investment professionals with respect to communications related to the terms of the Offerings, our investment strategies, material aspects of our operations and subscription procedures. We do not pay referral or similar fees to any accountants, attorneys or other persons in connection with the distribution of our shares. The payments the Dealer Manager makes to participating broker-dealers and other intermediaries and financial professionals may create a conflict of interest by influencing the broker-dealer, intermediary or financial professional to recommend investing in our shares over another investment.

In connection with our public offering, we entered into the Dealer Manager Agreement, which provides for the distribution of our common stock in our public offering. Pursuant to the Dealer Manager Agreement, the Dealer Manager is entitled to receive upfront selling commissions and dealer manager fees as described below under “—Upfront Selling Commissions and Dealer Manager Fees” and stockholder servicing fees as described below under “—Stockholder Servicing Fees.”

Also in connection with our public offering, we entered into an engagement letter (the “Participating Dealer Agreement”) with the Dealer Manager, the Adviser and an affiliate of the Adviser (the “Affiliated Participating Dealer”), which authorized the distribution by the Participating Dealer of Class S shares, Class I shares or Class D shares in our public offering. Pursuant to the Participating Dealer Agreement, the Dealer Manager will reallow all or a portion of the upfront selling commissions and stockholder servicing fees payable with respect to the shares sold by the Participating Dealer.

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

Upfront selling commissions and dealer manager fees

Subject to any discounts, the Dealer Manager is entitled to receive (1) upfront selling commissions of up to 3.0%, and dealer manager fees of up to 0.5% of the NAV per share of each Class T share sold in the primary offering, (2) upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering, (3) upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the primary offering and (4) upfront selling commissions of up to 3.5% of the transaction price of each Class Y share sold in the private offering of Class Y shares. Upfront selling commissions on Class D shares were waived during the year ended December 31, 2025, and the NAV attributable to current stockholders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity. The Dealer Manager anticipates that all or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed (paid) to, participating broker-dealers. During the year ended December 31, 2025, we incurred $1.1 million in upfront selling commissions or dealer manager fees.

Stockholder servicing fees

Subject to FINRA limitations on underwriting compensation and certain other limitations described below, we pay the Dealer Manager selling commissions over time as a stockholder servicing fee (i) with respect to our outstanding Class T shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class T shares, consisting of an investment professional stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares; however, with respect to Class T shares sold through certain participating broker-dealers, the adviser stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares, (ii) with respect to our outstanding Class S shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class S shares, (iii) with respect to our outstanding Class D shares equal to 0.25% per annum of the aggregate NAV of our outstanding Class D shares and (iv) with respect to our outstanding Class Y shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class Y shares. We do not pay a stockholder servicing fee with respect to our outstanding Class I shares, Class E shares or Class X shares. The stockholder servicing expenses borne by the participating brokers may be different from and substantially less than the amount of stockholder servicing fees charged.

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

We will cease paying the stockholder servicing fee with respect to any Class T share, Class S share, Class D share or Class Y share held in a stockholder’s account at the end of the month in which the Dealer Manager in conjunction with the transfer agent determines that total upfront selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder within such account would exceed, in the aggregate, 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in the applicable agreement between the Dealer Manager and a participating broker-dealer at the time such Class T shares were issued) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under our distribution reinvestment plan upon the reinvestment of distributions paid with respect thereto or with respect to any shares issued under our distribution reinvestment plan directly or indirectly attributable to such shares). At the end of such month, such Class T share, Class S share, Class D or Class Y share will convert into a number of Class I shares (or fraction thereof), each with an equivalent aggregate NAV as such shares.

During the year ended December 31, 2025, we paid stockholder servicing fees to the Dealer Manager of $0.5 million.

Adviser Class E Repurchases

JPMIM has agreed to hold all of the Class E shares and Class E units it purchased as part of the Initial Capitalization until July 22, 2025. Following such date, each month we will repurchase, without further action by JPMIM, a number of Class E shares or Class E units from JPMIM in an amount equal to 80% of the net monthly public and private offering proceeds of the Company, but not to exceed 80% of the amount available under the share repurchase plan’s 2% monthly and 5% quarterly caps after satisfying repurchase requests from investors, until such time as the JPM Initial Capitalization has been fully repurchased; provided, that the number of shares subject to each mandatory repurchase may be reduced where other holders of Class E shares that were issued pursuant to the Initial Capitalization and are not subject to repurchase under the share repurchase plan request repurchase of their shares, in which case the Class E shares and Class E units held by JPMIM and such other investors will be repurchased on a pro rata basis based on their respective percentage ownership immediately prior to such repurchase (not to exceed an aggregate number of shares equal to the amount available under the share repurchase plan’s 2% monthly and 5% quarterly caps). Notwithstanding the foregoing, we will not affect any mandatory repurchases during any month in which the full amount of all shares requested to be repurchased by stockholders other than JPMIM under our share repurchase plan is not repurchased or when our share repurchase plan has been suspended.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors

During the period from November 15, 2021 (the date of our initial capitalization) to December 31, 2025, PricewaterhouseCoopers LLP (“PwC”) served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the fiscal years ended December 31, 2025 and December 31, 2024 by our independent registered public accounting firm, PwC, were as follows ($ in thousands):

	For the Year Ended	For the Year Ended
	December 31, 2025	December 31, 2024
Audit fees(1)	$950	$583
Audit-related fees(2)	2	2
Tax fees	389	256
Total	$1,341	$841

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
3.1

Articles of Amendment and Restatement of J.P. Morgan Real Estate Income Trust, Inc., dated June 2, 2022 (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 filed on June 14, 2022 and incorporated herein by reference)

3.2

Certificate of Correction of Articles of Amendment and Restatement of J.P. Morgan Real Estate Income Trust, Inc., dated June 2, 2022 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 filed on June 14, 2022 and incorporated herein by reference)

3.3	Articles of Amendment, dated November 13, 2023 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 16, 2023 and incorporated herein by reference)
3.4	Articles Supplementary, dated November 13, 2023 (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 16, 2023 and incorporated herein by reference)
3.5	Second Articles of Amendment, dated November 13, 2023 (filed as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on November 16, 2023 and incorporated herein by reference)
3.6	Articles Supplementary, dated April 16, 2024 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 22, 2024 and incorporated herein by reference)
3.7	Third Articles of Amendment, dated November 7, 2025 (filed as Exhibit 3.7 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2025 and incorporated herein by reference)
3.8	Bylaws of J.P. Morgan Real Estate Income Trust, Inc. (filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 filed on June 14, 2022 and incorporated herein by reference)
4.1	Fourth Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Registration Statement on Form S-11 filed on January 16, 2026 and incorporated herein by reference)
10.1*

Fourth Amended and Restated Advisory Agreement by and among J.P. Morgan Real Estate Income Trust, Inc., J.P. Morgan REIT Operating Partnership, L.P. and J.P. Morgan Investment Management Inc., dated March 11, 2026

10.2

Second Amended and Restated Limited Partnership Agreement of J.P. Morgan REIT Operating Partnership, L.P., dated November 13, 2023 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 16, 2023 and incorporated herein by reference)

10.3

Subscription Agreement, dated February 23, 2022, by and among J.P. Morgan Investment Management Inc. and J.P. Morgan Real Estate Income Trust, Inc. (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11 filed on June 14, 2022 and incorporated herein by reference)

10.4

Amendment to Subscription Agreement, dated May 26, 2022, by and among J.P. Morgan Real Estate Income Trust, Inc., J.P. Morgan REIT Operating Partnership, L.P. and J.P. Morgan Investment Management Inc. (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-11 filed on June 14, 2022 and incorporated herein by reference)

10.5

Second Amendment to Subscription Agreement dated July 14, 2025, by and among J.P. Morgan Real Estate Income Trust, Inc., J.P. Morgan REIT Operating Partnership, L.P. and J.P. Morgan Investment Management Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 17, 2025 and incorporated herein by reference)

10.6+

Valuation Services Agreement, dated June 2, 2022 by and among J.P. Morgan Real Estate Income Trust, Inc. and SitusAMC Real Estate Valuation Services, LLC (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11 filed on June 14, 2022 and incorporated herein by reference)

10.7	Form of Indemnification Agreement (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-11 filed on June 14, 2022 and incorporated herein by reference)
10.8	Independent Director Restricted Stock Plan (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-11 filed on June 14, 2022 and incorporated herein by reference)
10.9	Form of Restricted Stock Award Certificate (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-11 filed on June 14, 2022 and incorporated herein by reference)
10.10	Independent Director Compensation Policy (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-11 filed on June 14, 2022 and incorporated herein by reference)
10.11

Credit Agreement dated July 15, 2025, by and among J.P. Morgan REIT Operating Partnership, L.P., Truist Bank, as administrative agent, and the lenders party thereto from time to time (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 17, 2025 and incorporated herein by reference)

19.1	Insider Trading Policy (filed as Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed on March 18, 2025 and incorporated herein by reference)

21.1*	Subsidiaries of the Registrant
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1

Policy with Respect to Repurchase of Adviser Class E Shares dated August 12, 2022 (filed as Exhibit 99.1 to the Registrant’s Exhibits-Only Post-Effective Amendment No. 1 to Form S-11 filed on March 17, 2023 and incorporated herein by reference)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Furnished herewith.

+ Certain identified confidential information has been redacted from this exhibit because it is both (i) not material and (ii) the type that the registrant treats as private or confidential.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.P. Morgan Real Estate Income Trust, Inc.

Date: March 16, 2026	By:	/s/ Chad Tredway
Chad Tredway
Chairperson of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Chad Tredway	Chairperson of the Board and Chief Executive Officer (Principal Executive Officer)	March 16, 2026
Chad Tredway

/s/ Lawrence A. Goodfield, Jr.	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2026
Lawrence A. Goodfield, Jr.

/s/ Randy A. Daniels	Independent Director	March 16, 2026
Randy A. Daniels

/s/ Justin M. Murphy	Independent Director	March 16, 2026
Justin M. Murphy

/s/ Yvonne D. Nelson	Independent Director	March 16, 2026
Yvonne D. Nelson

/s/ William L. Ramseyer	Lead Independent Director	March 16, 2026
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of J.P. Morgan Real Estate Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of J.P. Morgan Real Estate Income Trust, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

March 16, 2026

We have served as the Company’s auditor since 2021.

PART I—FINANCIAL INFORMATION

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,	December 31,
	2025	2024
ASSETS
Investments in real estate, net	$1,159,632	$365,070
Investments in real estate debt	224,600	79,310
Investments in real estate-related and other securities	15,323	6,417
Intangible assets, net	58,548	20,307
Cash and cash equivalents	18,416	127,692
Restricted cash	4,689	700
Deposits on real estate	—	1,000
Other assets, net	22,310	3,500
Total assets	$1,503,518	$603,996
LIABILITIES AND EQUITY
Mortgage notes, net	$359,445	$123,091
Repurchase facility, net	167,863	46,383
Unsecured revolving credit facility	73,000	—
Intangible liabilities, net	8,435	2,797
Mandatorily redeemable instruments	54,794	105,325
Due to affiliates	28,969	20,474
Accounts payable, accrued expenses and other liabilities	26,856	5,357
Total liabilities	719,362	303,427

Commitments and contingencies (Note 17)
Redeemable non-controlling interest	864	—

Equity
Common stock – Class D shares, $0.01 par value per share, 600,000 shares authorized, and 1,009 and 993 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	10	10
Common stock – Class I shares, $0.01 par value per share, 1,500,000 shares authorized, and 13,949 and 10,146 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	139	101
Common stock – Class S shares, $0.01 par value per share, 1,000,000 shares authorized, and 0 and 56 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	1
Common stock – Class E shares, $0.01 par value per share, 600,000 shares authorized, and 55,790 and 18,566 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	558	186
Common stock – Class Y shares, $0.01 par value per share, 600,000 shares authorized, and 8,579 and 2,131 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	86	21
Additional paid-in capital	844,236	329,600
Accumulated deficit	(74,128)	(33,780)
Total stockholders’ equity	770,901	296,139
Non-controlling interests in consolidated joint ventures	12,391	4,430
Total equity	783,292	300,569
Total liabilities and equity	$1,503,518	$603,996

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	For the Years Ended December 31,
	2025	2024	2023
Revenues
Rental revenue	$71,344	$25,253	$17,713
Total revenues	71,344	25,253	17,713
Expenses
Rental property operating	24,334	9,947	5,274
General and administrative	7,091	4,641	3,835
Depreciation and amortization	43,385	10,057	7,860
Total expenses	74,810	24,645	16,969
Other income (expense), net
Income from investments in real estate debt	10,989	4,125	1,738
Income (loss) from investments in real estate-related and other securities	2,721	109	(372)
Mandatorily redeemable instruments interest costs	(6,562)	(7,870)	(4,500)
Interest expense	(19,375)	(8,116)	(7,245)
Other income, net	5,310	1,349	1,206
Total other expense, net	(6,917)	(10,403)	(9,173)
Net loss	$(10,383)	$(9,795)	$(8,429)
Net loss attributable to non-controlling interests in consolidated joint ventures	(603)	(52)	(103)
Net loss attributable to JPMREIT stockholders	$(9,780)	$(9,743)	$(8,326)
Net loss per share of common stock – basic and diluted	$(0.15)	$(0.52)	$(1.03)
Weighted-average shares of common stock outstanding – basic and diluted	66,691	18,731	8,069

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statements of Changes in Equity

(in thousands)

	Par Value
	Common Stock Class D	Common Stock Class I	Common Stock Class S	Common Stock Class E	Common Stock Class Y	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2022	$—	$1	$—	$24	$—	$19,426	$(3,813)	$15,638	$2,308	$17,946
Common stock issued, net of offering costs	5	53	1	40	—	103,119	—	103,218	—	103,218
Common stock repurchased	—	—	—	—	—	(370)	—	(370)	—	(370)
Distributions declared on common stock	—	—	—	—	—	—	(3,540)	(3,540)	—	(3,540)
Distribution reinvestments	—	—	—	—	—	646	—	646	—	646
Net loss	—	—	—	—	—	—	(8,326)	(8,326)	(103)	(8,429)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	32	32
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(130)	(130)
Amortization of restricted stock grants	—	—	—	—	—	94	—	94	—	94
Balance at December 31, 2023	$5	$54	$1	$64	$—	$122,915	$(15,679)	$107,360	$2,107	$109,467
Common stock issued, net of offering costs	5	48	—	121	21	205,745	—	205,940	—	205,940
Common stock repurchased	—	(2)	—	—	—	(1,872)	—	(1,874)	—	(1,874)
Distributions declared on common stock	—	—	—	—	—	—	(8,358)	(8,358)	—	(8,358)
Distribution reinvestments	—	1	—	1	—	2,711	—	2,713	—	2,713
Net loss	—	—	—	—	—	—	(9,743)	(9,743)	(52)	(9,795)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	2,446	2,446
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(71)	(71)
Amortization of restricted stock grants	—	—	—	—	—	101	—	101	—	101
Balance at December 31, 2024	$10	$101	$1	$186	$21	$329,600	$(33,780)	$296,139	$4,430	$300,569
Common stock issued, net of offering costs	—	42	—	365	64	510,391	—	510,862	—	510,862
Common stock repurchased	—	(7)	(1)	(2)	—	(10,118)	—	(10,128)	—	(10,128)
Distributions declared on common stock	—	—	—	—	—	—	(30,568)	(30,568)	—	(30,568)
Distribution reinvestments	—	3	—	9	1	14,334	—	14,347	—	14,347
Net loss ($11 loss allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(9,780)	(9,780)	(592)	(10,372)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	13,412	13,412
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(4,859)	(4,859)
Amortization of restricted stock grants	—	—	—	—	—	97	—	97	—	97
Allocation to redeemable non-controlling interest	—	—	—	—	—	(68)	—	(68)	—	(68)
Balance at December 31, 2025	$10	$139	$—	$558	$86	$844,236	$(74,128)	$770,901	$12,391	$783,292

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(10,383)	$(9,795)	$(8,429)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,385	10,057	7,860
Amortization of above- and below-market lease intangibles, net	(1,967)	113	14
Straight-line rent amortization	(2,449)	(634)	(310)
Amortization of deferred financing costs	1,644	440	662
Amortization of discount on real estate-related and other securities	(191)	(25)	(7)
Amortization of restricted stock grants	97	101	94
Realized (gain) loss on financial instruments	(559)	196	649
Unrealized (gain) loss on financial instruments	(18)	738	(584)
Redemption value adjustment on mandatorily redeemable instruments	2,790	3,572	1,529
Change in assets and liabilities:
Increase in other assets	(2,050)	(1,965)	(45)
Increase in due to affiliates	5,960	3,324	3,405
Increase (decrease) in accounts payable, accrued expenses and other liabilities	2,774	(148)	(2,436)
Net cash provided by operating activities	39,033	5,974	2,402

Cash flows from investing activities:
Acquisitions of real estate	(777,878)	(95,602)	(80,303)
Capital improvements on real estate	(17,440)	(1,618)	(1,248)
Origination of investments in real estate debt	(162,200)	(62,400)	—
Proceeds from repayment of investments in real estate debt	16,825	—	—
Deposits on real estate acquisitions	(4,691)	(1,000)	(12,126)
Return of deposits on real estate acquisitions	—	—	1,800
Variation margin proceeds (payments)	188	(895)	506
Proceeds from real estate-related and other securities	55,041	1,320	6,171
Purchases of real-estate related and other securities	(63,064)	(7,264)	(5,332)
Net cash used in investing activities	(953,219)	(167,459)	(90,532)

Cash flows from financing activities:
Proceeds from issuance of common stock	514,092	207,946	104,287
Repurchase of common stock	(9,259)	(1,874)	(370)
Repurchase of mandatorily redeemable instruments	(47,236)	—	—
Proceeds from issuance of mandatorily redeemable instruments	—	—	54,440
Borrowings under unsecured revolving credit facility	236,175	—	—
Repayments under unsecured revolving credit facility	(163,175)	—	(40,200)
Contributions from non-controlling interests	6,869	24	—
Distributions paid on common stock	(14,128)	(4,936)	(2,506)
Distributions to non-controlling interests	(2,776)	(71)	(98)
Proceeds from mortgage notes	175,058	10,000	—
Proceeds from repurchase facility	121,650	46,800	—
Principal repayments of mortgage notes	(816)	(510)	(492)
Payment of deferred financing costs	(7,555)	(185)	(36)
Net cash provided by financing activities	808,899	257,194	115,025

Net change in cash, cash equivalents and restricted cash:	(105,287)	95,709	26,895
Cash, cash equivalents and restricted cash, at the beginning of the period	128,392	32,683	5,788
Cash, cash equivalents and restricted cash, at the end of the period	$23,105	$128,392	$32,683

J.P. Morgan Real Estate Income Trust, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$18,416	$127,692	$32,452
Restricted cash	4,689	700	231
Total cash, cash equivalents and restricted cash	$23,105	$128,392	$32,683

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,416	$7,502	$6,797

Supplemental disclosure of non-cash investing and financing activities:
Assumption of mortgage note, net, in conjunction with acquisition of real estate	$64,888	$—	$—
Assumption of working capital in conjunction with acquisition of real estate	$5,970	$371	$1,568
Accrued loan and offering costs due to affiliate	$—	$1,060	$1,090
Accrued distributions	$2,093	$710	$388
Distribution re-investments	$14,347	$2,713	$646
Reclassification of deposits to investments in real estate, net	$5,729	$9,072	$6,748
Accrued stockholder servicing fee due to affiliate	$4,694	$1,571	$36
Non-controlling interest contributions to investment in real estate, net	$4,459	$2,422	$—
Accrued redemptions	$6,955	$—	$—
Redeemable non-controlling interest issued as settlement for performance participation allocation	$810	$—	$—
Sale of equity interest to non-controlling interest	$2,083	$—	$—
Accrued capital expenditures	$1,029	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Notes to Consolidated Financial Statements

1. Organization and Business Purpose

J.P. Morgan Real Estate Income Trust, Inc. (the “Company” or “JPMREIT”) was formed on November 5, 2021 as a Maryland corporation and qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company invests primarily in stabilized, income-generating real estate properties, and to a lesser extent, real estate debt, real estate-related securities and other securities. The Company is the sole general partner of J.P. Morgan REIT Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). J.P. Morgan REIT OP Special Limited Partner, L.P. (the “Special Limited Partner”), an affiliate of J.P. Morgan Investment Management Inc. (the “Adviser” or “JPMIM” and together with its affiliates “J.P. Morgan”), owns a special limited partner interest in the Operating Partnership. Substantially all of the Company’s business is conducted through the Operating Partnership. The Company and the Operating Partnership are externally managed by JPMIM.

As of December 31, 2025, the Company owned 60 real estate properties consisting of 16 multifamily properties, 126 single-family townhomes that are included as a single property, 40 industrial properties and three retail properties. The Company also has three commercial mortgage-backed securities (“CMBS”) investments and three real estate debt investments. The Company currently operates in five reportable segments: multifamily, industrial, single-family rental, retail, and investments in real estate debt, real estate-related and other securities. See Note 15 for a description of the Company's segment reporting.

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

On July 22, 2022, the Company commenced its initial public offering of up to $5.0 billion in shares of common stock pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (the “SEC”), consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan. On July 8, 2025, the Company filed a Registration Statement on Form S-11 with the SEC for its second public offering of up to $4.8 billion in shares of common stock, consisting of up to $3.8 billion in shares of common stock in the primary offering and up to $1.0 billion in shares of common stock pursuant to the distribution reinvestment plan. On February 4, 2026, the initial public offering terminated and the Company commenced its second public offering, pursuant to which the Company is selling any combination of four classes of shares of its common stock, Class D shares, Class I shares, Class S shares and Class T shares, with a dollar value up to the maximum offering amount (the Company’s public offerings and together with the Company’s private offerings described below, the “Offerings”). The share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of the Company’s common stock will vary and will generally equal the prior month’s net asset value (“NAV”) per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees, provided that until the Company has any Class S or Class T shares outstanding, the per-share purchase price for the Company’s Class S and Class T shares will equal the most recently determined NAV per share for the Class E shares, plus applicable upfront selling commissions and dealer manager fees.

Pursuant to a separate private offering whose commitments have been fully called as of December 31, 2025, the Company has sold $67.9 million in Class E shares and $94.2 million in Class E units of the Operating Partnership (“Class E units”), including $5.8 million in Class E shares and $94.2 million in Class E units purchased by JPMIM (the “JPM Initial Capitalization” and together with other Class E shares sold pursuant to such private offering, the “Initial Capitalization”). See Note 13 for further details.

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited consolidated financial statements include the accounts of the Company. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the SEC.

Certain amounts on the Company’s consolidated financial statements and notes to consolidated financial statements for the years ended December 31, 2024 and 2023 have been reclassified to conform to the current period presentation. Such reclassification has no effect on previously reported totals or subtotals on the consolidated financial statements.

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

There is no other comprehensive income (loss) for the years ended December 31, 2025, 2024 or 2023, resulting in comprehensive loss equaling net loss. Accordingly, the statement of other comprehensive income (loss) is not presented.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the Company’s subsidiaries in which the Company has a controlling interest. For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities and operations of the joint ventures is included in non-controlling interests on the Company’s Consolidated Balance Sheets and Consolidated Statements of Operations. The non-controlling partner’s interest is generally computed as the joint venture partner’s ownership percentage.

In determining whether the Company has a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, the Company considers whether the entity is a variable interest entity (“VIE”) and whether it is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the most significant activities impacting the economic performance of the VIE and (ii) the obligation to absorb losses or receive benefits significant to the VIE. Entities that do not qualify as VIEs are generally considered voting interest entities (“VOEs”) and are evaluated for consolidation under the voting interest model. VOEs are consolidated when the Company controls the entity through a majority voting interest or other means. When the requirements for consolidation are not met and the Company has significant influence over the operations of the entity, the investment is accounted for under the equity method of accounting. Equity method investments for which the Company has not elected a fair value option (“FVO”) are initially recorded at cost and subsequently adjusted for the Company’s pro-rata share of net income, contributions and distributions. When the Company elects the FVO, the Company records its share of net asset value of the entity and any related unrealized gains and losses.

The Operating Partnership is considered to be a VIE. The Company consolidates the Operating Partnership because it has the ability to direct the most significant activities of the entities such as purchases, dispositions, financings, budgets, and overall operating plans.

Each of the Company’s joint ventures is considered to be a VIE. The Company consolidated these entities because it has the ability to direct the most significant activities of the joint venture. The total assets and liabilities of the Company’s consolidated VIEs were $423.3 million and $244.9 million and $178.2 million and $89.1 million, as of December 31, 2025 and December 31, 2024, respectively. Such amounts are included on the Company’s Consolidated Balance Sheets.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, cash held in money market funds and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company held $18.4 million and $127.7 million in cash and cash equivalents as of December 31, 2025 and December 31, 2024, respectively (see Note 9).

Restricted Cash

Restricted cash primarily consists of amounts in escrow related to real estate taxes, insurance and utilities in connection with mortgages at certain of the Company’s properties and security deposits.

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

Repairs and maintenance are expensed as incurred and are included in property operating expenses on the Company’s Consolidated Statements of Operations. Significant improvements to properties are capitalized. When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income or loss for the period.

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

The Company’s management reviews the Company’s real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. If the Company determines that an impairment has occurred, the affected assets must be reduced to their estimated fair value. During the years ended December 31, 2025 and 2024, no such impairments occurred.

Investments in Real Estate Debt

The Company’s investments in real estate debt consisted of commercial mortgage loans secured by real estate. The Company elected the FVO for its real estate debt investments. As such, the resulting unrealized gains and losses of such loans are recorded as a component of income from investments in real estate debt on the Company’s Consolidated Statements of Operations.

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

Mandatorily Redeemable Instruments

The Company reports its mandatorily redeemable Class E shares and Class E units (collectively the “Mandatorily Redeemable Instruments”) as a liability on its Consolidated Balance Sheets at JPMIM’s cash redemption value. JPMIM’s cash redemption value is determined based on the Company’s NAV per Class E share or Class E unit as of the Company's balance sheet date. For purposes of determining the Company's NAV, the Company’s investments in real estate are recorded at fair value based on third-party valuations prepared by licensed appraisers in accordance with standard industry practice. These fair value estimates of the Company’s investments in real estate are particularly important as they are used for the calculation of NAV, which determines the adjustment to the carrying value of the Company’s Mandatorily Redeemable Instruments. Significant differences in the fair value of the Company's Mandatorily Redeemable Instruments may result from changes in market conditions that cause the Company’s NAV, and thus JPMIM’s redemption value, to increase or decrease during the period and are recorded as a component of mandatorily redeemable instruments interest cost on the Company’s Consolidated Statements of Operations. Distributions declared on the Mandatorily Redeemable Instruments are recorded as a component of mandatorily redeemable instruments interest cost on the Company's Consolidated Statements of Operations. Declared but unpaid distributions as of December 31, 2025 and 2024 are recorded as a liability within accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

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

The Company’s derivative financial instruments consist of Treasury note futures contracts and interest rate swaps. The fair value of the Company’s Treasury note futures contracts is based on quoted market prices for identical instruments. The fair value of the Company’s interest rate swaps are estimated using information provided by a third-party valuation service provider based on contractual cash flows and interest calculations using the appropriate discount rate.

Class E units held by the Adviser that are mandatorily redeemable and only subject to delays to the continuous obligation to ultimately redeem such units once sufficient availability exists under the share repurchase agreements (the “Mandatorily Redeemable Instruments”) are carried at their cash redemption value as if the units were repurchased or redeemable at the reporting date, which equals NAV per Class E unit at the reporting date.

The carrying amounts of financial instruments such as other assets, accounts payable, accrued expenses and other liabilities approximate their fair values due to the short-term maturities and market rates of interest of these instruments.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$—	$224,600	$224,600	$—	$—	$79,310	$79,310
Investments in real estate-related and other securities	—	15,323	—	15,323	588	5,829	—	6,417
Total	$—	$15,323	$224,600	$239,923	$588	$5,829	$79,310	$85,727

Liabilities:
Mandatorily Redeemable Instruments	$—	$—	$54,794	$54,794	$—	$—	$105,325	$105,325
Interest rate swaps(1)	—	354	—	354	—	118	—	118
Treasury note futures contracts(1)	—	—	—	—	17	—	—	17
Total	$—	$354	$54,794	$55,148	$17	$118	$105,325	$105,460

(1) Included in accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Real Estate Debt (asset)	Mandatorily Redeemable Instruments (liability)
Balance at December 31, 2023	$16,825	$101,753
Additions	62,400	—
Distributions declared	—	4,299
Reclassify to distributions payable/paid	—	(4,299)
Redemption value adjustment	—	3,572
Fair value adjustment	85	—
Balance at December 31, 2024	$79,310	$105,325
Additions	162,200	—
Repurchases	(16,825)	(53,321)
Distributions declared	—	3,772
Reclassify to distributions payable/paid	—	(3,772)
Redemption value adjustment	—	2,790
Fair value adjustment	(85)
Balance at December 31, 2025	$224,600	$54,794

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted - Average Rate	Impact to Valuation from an Increase in Input
Assets:
Investments in real estate debt	$224,600	Discounted cash flow	Market credit spread	SOFR(1) + 2.69%	Decrease

Liabilities:
Mandatorily Redeemable Instruments(2)	$54,794	Discounted cash flow	Discount rate/ Exit capitalization rate/Market yield	7.52%/ 6.07%/ 5.44%	Decrease

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted - Average Rate	Impact to Valuation from an Increase in Input
Assets:
Investments in real estate debt	$79,310	Discounted cash flow	Market credit spread	SOFR(1) + 3.20%	Decrease

Liabilities:
Mandatorily Redeemable Instruments(2)	$105,325	Discounted cash flow	Discount rate/ Exit capitalization rate/Market yield	7.01%/ 5.74%/ 6.49%	Decrease

(1) “SOFR” refers to the Secured Overnight Financing Rate.

(2) Mandatorily Redeemable Instruments are carried at the NAV of the Class E shares/units, which is determined monthly in accordance with the Company’s valuation guidelines.

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

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value on the Consolidated Balance Sheets ($ in thousands):

	December 31, 2025		December 31, 2024
	Carrying Value(1)	Fair Value(1)	Carrying Value(1)	Fair Value(1)
Mortgage notes	$365,641	$366,381	$124,836	$123,252
Repurchase facility	168,450	168,450	46,800	46,832
Unsecured revolving credit facility	73,000	73,000	—	—
Total	$607,091	$607,831	$171,636	$170,084

(1) Excludes deferred financing costs and discounts.

Deposits on Real Estate

Deposits paid on real estate purchase contracts are recorded and classified as deposits on real estate on the Company’s Consolidated Balance Sheets until the related real estate purchase is completed. Deposits are reclassified as a component of real estate at the time the deposit is used to offset the acquisition price of the real estate based on the terms of the underlying agreement. To the extent a deposit is non-refundable and the real estate purchase is terminated, the deposit is expensed to other income, net on the Consolidated Statements of Operations. No deposits were written off during the years ended December 31, 2025 and 2024.

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

A lease is classified as an operating lease if none of the following criteria are met: (i) ownership transfers to the lessee at the end of the lease term, (ii) the lessee has a purchase option that is reasonably expected to be exercised, (iii) the lease term is for a major part of the economic life of the leased property, (iv) the present value of the future lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds substantially all of the fair value of the leased property, and (v) the leased property is of such a specialized nature that it is expected to have no future alternative use to the Company at the end of the lease term. If one or more of these criteria are met, the lease will generally be classified as a sales-type lease, unless the lease contains a residual value guarantee from a third party other than the lessee, in which case it would be classified as a direct financing lease under certain circumstances in accordance with ASC 842.

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

Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds the Company may use for repurchases during any calendar month and quarter. Should repurchase requests, in the Company’s judgment, place an undue burden on the Company's liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company as a whole, or should the Company otherwise determine that investing its liquid assets in real properties or other investments rather than repurchasing its shares is in the best interests of the Company as a whole, the Company may choose to repurchase fewer shares in any particular month than have been requested to be repurchased, or none at all. Further, the Company’s board of directors may make exceptions to, modify or suspend the Company’s share repurchase plan if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interests of the Company's stockholders.

Class E shares issued in the Initial Capitalization

The Class E shares issued in the Initial Capitalization are not eligible for repurchase pursuant to the Company’s share repurchase plan. Such Class E shares will only be eligible for repurchase by the Company either (depending on the terms negotiated with the holder) (a) following July 22, 2025 or (b) on or after January 1, 2030. Following the applicable holding period, holders of Class E shares (other than the Class E shares and units purchased by JPMIM as part of the Initial Capitalization, which are subject to special terms discussed below) may request that the Company repurchase their Class E shares on a monthly basis. The Company will repurchase Class E shares at a price per share equal to the most recently determined NAV per Class E share as of the repurchase date.

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

Although the Class E shares issued in the Initial Capitalization are not eligible for repurchase pursuant to the share repurchase plan, the Class E shares issued to employees or affiliates of J.P. Morgan in a private offering and Class E shares issued to the Company’s independent directors in connection with their compensation are eligible for repurchase pursuant to the share repurchase plan in the same manner as publicly offered shares. In addition, Class E shares issued to certain accredited investors in a private offering of Class E shares will be eligible for repurchase pursuant to the share repurchase plan in the same manner as publicly offered shares.

Class E and Class I shares issued in a private offering of Class E and Class I shares

The Class E and Class I shares issued in a private offering of Class E and Class I shares are eligible for repurchase pursuant to the share repurchase plan starting July 22, 2025. Following such period, holders of Class E and Class I shares purchased in a private offering of Class E and Class I shares may request that the Company repurchase their Class E and Class I shares on a monthly basis, provided that such holders request that the Company repurchase an equal dollar amount of Class E and Class I shares, and subject to the terms and limitations set forth in the share repurchase plan. The Company will repurchase Class E and Class I shares at a price per share equal to the most recently determined NAV per Class E and Class I share, respectively, as of the repurchase date.

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

JPMIM mandatory Class E repurchases

JPMIM had agreed to hold all the Class E shares and Class E units it purchased pursuant to JPM Initial Capitalization until July 22, 2025. Following such date, each month the Company has been repurchasing, without further action by JPMIM, a number of Class E shares or Class E units from JPMIM in an amount equal to 80% of the net monthly proceeds from the Offerings, but not to exceed 80% of any remaining availability of repurchases under the Company’s share repurchase plan, after fulfilling any third-party stockholder repurchase requests with respect to such month pursuant thereto until such time as the JPM Initial Capitalization has been fully repurchased; provided, that the number of shares subject to each JPM Mandatory Repurchase may be reduced where other holders of Class E shares that were issued pursuant to the Initial Capitalization and are not subject to repurchase under the share repurchase plan request repurchase of their shares, in which case the Class E shares and units held by JPMIM and such other investors will be repurchased on a pro rata basis based on their respective percentage ownership in the Company immediately prior to such repurchase (not to exceed an aggregate number of shares equal to the amount available under the share repurchase plan’s 2% monthly and 5% quarterly caps). Notwithstanding the foregoing, the Company will not effect any JPM Mandatory Repurchase during any month in which the full amount of all shares requested to be repurchased by stockholders other than JPMIM under the share repurchase plan is not repurchased or when the share repurchase plan has been suspended.

Derivative Instruments

The Company uses derivative financial instruments such as Treasury note futures contracts and interest rate swaps to manage ongoing risks from fluctuations in interest rates. The Company records its derivative instruments at fair value and such instruments are reflected in other assets, net or accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets. Any changes in the fair value of these derivative instruments are recorded within other income, net on the Company’s Consolidated Statements of Operations (see Note 16).

Earnings Per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock and common stock equivalents outstanding (unless their effect is anti-dilutive) for the period. For the years ended December 31, 2025, 2024 and 2023, unvested Class E common shares awarded to the Company’s independent directors are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive. There were no other potentially dilutive, unissued common shares for the years ended December 31, 2025, 2024 and 2023. The weighted average number of shares of common stock outstanding is identical for both basic and diluted shares.

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

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) became law and OBBBA permanently extended certain provisions that were enacted in the Tax Cuts and Jobs Act of 2017. Such extensions included the permanent extension of the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers. The OBBBA also increased the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries (“TRSs”) (the permissible value of TRS securities that a REIT may hold) from 20% to 25% of the value of the REIT’s total assets for taxable years beginning after December 31, 2025. The Company is currently evaluating this legislation to determine its potential impact on the Company’s consolidated financial statements and related disclosures.

4. Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	December 31, 2025	December 31, 2024
Building and building improvements	$844,419	$268,327
Land and land improvements	345,103	106,654
Furniture, fixtures and equipment	8,355	3,881
Total	1,197,877	378,862
Accumulated depreciation	(38,245)	(13,792)
Investments in real estate, net	$1,159,632	$365,070

Acquisitions

On February 12, 2025, the Company acquired a 90% interest in the Preserve at Pine Valley, a 219-unit, Class-B housing community in Wilmington, North Carolina for a total purchase price, excluding closing costs of $32.1 million.

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

On March 25, 2025, the Company acquired a 133-unit, adaptive reuse, Class-A multifamily property located in the intown neighborhood of Little Five Points in Atlanta, Georgia for a total purchase price, excluding closing costs, of $34.8 million (the “Bass Lofts Acquisition”). In connection with the Bass Lofts Acquisition, the Company assumed a $15.2 million mortgage loan, which bears interest at a fixed rate of 3.95% and is amortized on a 30-year schedule with 2.4 years of remaining term.

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

On November 5, 2025, the Company acquired a 136,340 square foot neighborhood retail center in Coral Springs, Florida for $53.7 million, excluding closing costs.

On December 23, 2025, the Company acquired a 198,531 square foot warehouse and manufacturing building located in the Worcester, Massachusetts Metropolitan Statistical Area for $32.6 million, excluding closing costs.

The following table details the properties acquired during the year ended December 31, 2025 ($ in thousands):

Property Type	Purchase Price(1)	Number of Transactions	Number of Properties	Sq. Ft. (in thousands)/Units
Industrial	$320,228	8	36	4,950 sq. ft
Multifamily	484,683	9	13	2,285 units
Retail(2)	53,990	1	1	136 sq. ft
Total	$858,901	18	50

(1) Purchase price is inclusive of acquisition-related costs.

(2) Excludes investment in a joint venture, of which the Company owns 98%, to originate construction loans that will be used to develop single-tenant net leased retail properties. The joint venture committed $50 million and secured a line of credit for $50 million to finance the loan originations. The joint venture held its first closing in July 2025 and the Company has contributed $10.0 million to the joint venture during the year ended December 31, 2025.

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

(2) The 90 Fiore townhomes acquired in 2024 are included as a single property.

The following table details the purchase price allocation for the properties acquired during the years ended December 31, 2025 and 2024 ($ in thousands):

	For the Years Ended December 31,
	2025	2024
Building and building improvements	$558,343	$65,787
Land and land improvements	237,937	29,598
Furniture, fixtures and equipment	4,242	553
In-place lease and above market intangibles	57,581	13,249
Below-market lease intangibles	(8,363)	(1,329)
Lease inducement asset	11,279	—
Deferred rental income	(2,118)	—
Total purchase price	858,901	107,858
Mortgage notes, net of discount and financing costs	(122,817)	—
Net working capital assumed	(6,100)	(459)
Deposit applied	(5,755)	(9,072)
Contributions from non-controlling interests	(10,753)	(2,422)
Net purchase price	$713,476	$95,905

5. Investments in Real Estate Debt

The following table details the Company’s investments in real estate debt ($ in thousands):

					December 31, 2025			December 31, 2024
Real Estate Debt	Number of Positions	Credit Rating	Weighted-Average Coupon	Weighted-Average Maturity Date	Face Value	Cost Basis	Fair Value	Face Value	Cost Basis	Fair Value
Mezzanine Loan(1)	—	—	—	—	$—	$—	$—	$16,825	$16,825	$16,825
Commercial Mortgage Loan	3	Not Rated	SOFR + 2.69%	November 28, 2027	224,600	224,600	224,600	62,400	62,400	62,485
Total investments in real estate debt	3				$224,600	$224,600	$224,600	$79,225	$79,225	$79,310

(1) Mezzanine loan outstanding as of December 31, 2024 was paid off during the year at maturity.

On June 24, 2025, the Company originated a $55.7 million commercial mortgage loan to finance the acquisition of Cortland at Armour Yards (the “Cortland Loan”), a 372-unit mid-rise apartment community located in Atlanta, Georgia. The Cortland Loan has an initial term of two years and three, one-year extension options.

On October 9, 2025, the Company originated a $106.5 million senior mortgage loan to refinance a five-property, 703-unit, multifamily portfolio located in Tennessee and Alabama. The mortgage loan has an initial three-year term and two, one-year extension options.

The following table details the amounts recognized for the Company’s investments in real estate debt ($ in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Interest income	$11,074	$4,040	$1,747
Other income (expense), net	—	—	$(9)
Unrealized (loss) gain	(85)	85	—
Total	$10,989	$4,125	$1,738

6. Investments in Real Estate-Related and Other Securities

The following table details the Company’s investments in real estate-related and other securities ($ in thousands):

			December 31, 2025			December 31, 2024
Real Estate-Related and Other Securities	Weighted-Average Coupon	Weighted-Average Maturity Date	Face Amount	Cost Basis	Fair Value	Face Amount	Cost Basis	Fair Value
CMBS	6.7%	September 6, 2039	$15,000	$15,107	$15,323	$5,800	$5,797	$5,829
U.S. Treasury(1)	—	—	—	—	—	595	582	588
Total real estate-related and other securities			$15,000	$15,107	$15,323	$6,395	$6,379	$6,417

(1) Includes $0.5 million of securities pledged as collateral related to the Treasury note futures contracts as of December 31, 2024.

The following table details the amounts recognized for the Company’s investments in real estate-related and other securities ($ in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Interest income	$2,031	$76	$223
Unrealized gain (loss)	184	33	(2)
Realized gain (loss)	506	—	(593)
Total	$2,721	$109	$(372)

7. Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities, not fully amortized, consisted of the following ($ in thousands):

	December 31, 2025	December 31, 2024
Intangible assets:
In-place lease intangibles	$77,750	$20,964
Above-market lease intangibles	3,124	2,329
Total intangible assets	80,874	23,293
Accumulated amortization:
In-place lease amortization	(21,448)	(2,526)
Above-market lease amortization	(878)	(460)
Total accumulated amortization	(22,326)	(2,986)
Intangible assets, net	$58,548	$20,307
Intangible liabilities:
Below-market lease intangibles	$(11,522)	$(3,159)
Accumulated amortization:
Below-market lease amortization	3,087	362
Intangible liabilities, net	$(8,435)	$(2,797)

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of December 31, 2025 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Below-market Lease Intangibles
2026	$12,843	$525	$(2,465)
2027	8,695	515	(1,746)
2028	7,257	504	(1,481)
2029	5,730	388	(931)
2030	4,705	314	(874)
Thereafter	17,072	-	(938)
Total	$56,302	$2,246	$(8,435)

The in-place lease intangible amortization is recorded in depreciation and amortization while the above-market and below-market intangible amortization is recorded in rental revenue on the Company’s Consolidated Statements of Operations.

The weighted-average amortization periods for the acquired in-place lease intangibles, above-market lease intangibles and below-market lease intangibles for the properties acquired during the year ended December 31, 2025 were 8.1 years, 4.9 years and 4.3 years, respectively.

8. Mortgage Notes, Repurchase Facility and Unsecured Revolving Credit Facility

Mortgage notes

The following is a summary of the mortgage notes secured by the Company’s properties ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	December 31, 2025	December 31, 2024
Fixed rate debt secured by our properties
Caroline West Gray	5.44%	December 1, 2029	$45,911	$45,911
Caroline Post Oak	5.44%	December 1, 2029	40,528	40,528
Coda on Centre	4.28%	May 1, 2029	27,860	28,397
The Elmstead(1)	4.30%	April 1, 2031	21,245	—
Bass Lofts	3.95%	September 5, 2027	14,902	—
One Brooklyn	4.35%	July 1, 2028	6,600	—
Charleston	5.08%	September 1, 2030	59,728	—
Baker Chocolate	3.91%	January 1, 2028	23,500	—
Total fixed rate			240,274	114,836
Variable rate debt secured by our properties
6200 Bristol(2)	SOFR + 2.05%	April 1, 2029	10,000	10,000
Norfolk Industrial Portfolio(3)	SOFR + 1.75%	June 19, 2030	43,700	—
Preserve at Pine Valley(4)	SOFR + 1.50%	December 10, 2030	21,200	—
Vineyard Commons(5)	SOFR + 1.40%	January 1, 2030	45,175	—
Stablewood(6)	SOFR + 3.75%	August 8, 2028	5,292	—
Total variable rate			125,367	10,000
Total loans secured by real estate			365,641	124,836
Deferred financing costs, net			(4,327)	(1,142)
Mortgage discount, net			(1,869)	(603)
Total debt secured by our properties			$359,445	$123,091

(1) This loan is comprised of a senior and a mezzanine loan. The interest rate and maturity date presented are the weighted average.

(2) The Company entered into an interest rate swap that was not designated as a hedge on April 2, 2024, which fixed the rate at 6.26%.

(3) The Company entered into an interest rate swap that was not designated as a hedge on June 20, 2025, which fixed the rate at 5.41%.

(4) The Company entered into an interest rate swap that was not designated as a hedge on December 10, 2025, which fixed the rate at 4.90%.

(5) The Company entered into an interest rate swap that was not designated as a hedge on December 10, 2025, which fixed the rate at 4.88%.

(6) Represents a line of credit secured by real estate with a maximum facility size of $50 million.

The following table details the future principal payments due under the Company’s mortgage notes as of December 31, 2025 ($ in thousands):

Year	Mortgage Notes
2026	$1,176
2027	15,458
2028	37,579
2029	125,273
2030	166,662
Thereafter	19,493
Total future principal payments	$365,641

Repurchase Facility

On August 22, 2024, the Company entered into a Master Repurchase Agreement (the “Repurchase Facility”). The Repurchase Facility initially provided for a maximum aggregate purchase price of $150 million and has a three-year term plus two, one-year extension options. Subject to the terms and conditions thereof, the Repurchase Facility provides for the purchase, sale and repurchase of senior mortgage loans and participation interests in performing senior mortgage loans satisfying certain conditions set forth in the Repurchase Facility. On November 14, 2025, the Repurchase Facility was amended to increase maximum aggregate purchase price from $150 million to $250 million.

Advances under the Repurchase Facility accrue interest at a per annum rate equal to the Term SOFR Base Rate (as defined in the Repurchase Facility) for a one-month period plus a margin as agreed upon for each transaction. The Repurchase Facility contains affirmative and negative covenants and provisions regarding events of default. The Operating Partnership has agreed to provide a limited guarantee of the obligations of the Company under the Repurchase Facility.

Borrowings from the Repurchase Facility were used to originate the commercial mortgage loans (see Note 5).

The Company’s borrowings from the Repurchase Facility as of December 31, 2025 and 2024 are detailed in the following table ($ in thousands):

				Borrowings Outstanding
	Maximum Facility Size	Weighted-Average Interest Rate	Weighted-Average Maturity Date	December 31, 2025	December 31, 2024
Repurchase Facility	$250,000	SOFR + 1.58%	August 22, 2027	$168,450	$46,800
Less: Unamortized deferred financing costs				(587)	(417)
	$250,000			$167,863	$46,383

The Company is subject to various financial and operational covenants under certain of its mortgage notes, line of credit secured by real estate and the Repurchase Facility. These covenants require the Company to maintain certain financial ratios, which may include leverage, debt yield, and debt service coverage, among others. As of December 31, 2025 and 2024, the Company was in compliance with its loan covenants that could result in a default under such agreements.

Unsecured revolving credit facility

On July 15, 2025, the Operating Partnership, as a borrower and certain subsidiaries of the Operating Partnership party thereto from time to time, as designated borrowers, entered into a credit agreement (the “Credit Agreement”) with Truist Bank (“Truist”), as the administrative agent and a letter of credit issuer, and each lender party thereto from time to time (the “Lenders”). The Credit Agreement provides for unsecured revolving credit commitments in an aggregate amount of up to $325.0 million for revolving loans and letter of credit issuances, with an accordion feature pursuant to which the borrowers may request to increase the revolving commitments and create new term loan tranches in an additional aggregate amount of up to $675.0 million, subject to the satisfaction of certain conditions (the “Credit Facility”). The proceeds of the Credit Facility will be used for general business purposes, including, debt refinancing, property acquisitions, new construction, renovations, capital expenditures, expansions, tenant improvements, leasing commissions, refinancing of existing lines, financing acquisition of permitted investments, dividends, redemptions, closing costs and equity investments primarily associated with commercial real estate property acquisitions or refinancings. The Credit Facility is guaranteed by the Company and certain subsidiaries of the Operating Partnership.

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

The Company’s borrowings from the Credit Facility as of December 31, 2025 and 2024 are detailed in the following table ($ in thousands):

				Borrowings Outstanding
	Maximum Facility Size	Weighted-Average Interest Rate	Maturity Date	December 31, 2025	December 31, 2024
Credit Facility	$325,000	SOFR + 1.30%	July 15, 2028	$73,000	$—

Pursuant to the Credit Agreement, the Company has made certain representations and warranties and must comply with various covenants and reporting requirements. The Credit Agreement contains events of default for financings of this type. Upon the occurrence of certain events of default, Truist, as administrative agent, may, and at the instruction of the Lenders will, among other remedies, suspend the commitments of the Lenders and any obligation of the letter of credit issuers to make letter of credit extensions, terminate the commitments of the Lenders and any obligation of the letter of credit issuer to make letter of credit extensions, demand that existing letters of credit be cash collateralized, and declare the outstanding loans and other obligations under the Credit Facility immediately due and payable.

9. Related Party Transactions

Due to Affiliates

The following table details the components of due to affiliates ($ in thousands):

	December 31, 2025	December 31, 2024
Operating expenses	$14,254	$10,970
Organization and offering costs	5,366	6,868
Stockholder servicing fees	6,301	1,607
Management fee	1,683	218
Accrued performance participation allocation	1,365	811
Total	$28,969	$20,474

Operating expenses

The Adviser has advanced $14.3 million and $11.0 million of operating expenses on the Company’s behalf as of December 31, 2025 and 2024, respectively. Pursuant to the Advisory Agreement, the Company will reimburse the Adviser for all advanced operating expenses ratably over the 60 months starting the earlier of (i) the first date that the Company’s NAV reaches $1 billion and (ii) December 31, 2026.

Organization and offering costs

Pursuant to the Advisory Agreement, the Adviser advanced amounts totaling $7.5 million of organization and offering costs (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through July 22, 2024. Commencing on July 22, 2024, the Company began reimbursing the Adviser for all such advanced costs ratably over a 60-month period. During the year ended December 31, 2025, the Company reimbursed $1.5 million to the Adviser.

The outstanding organization and offering expenses due to the Adviser were $5.4 million and $6.9 million as of December 31, 2025 and 2024, respectively.

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

The Dealer Manager also receives a stockholder servicing fee of 0.25%, 0.85% and 0.85% per annum of the aggregate NAV of the Company’s outstanding Class D shares, Class S shares and Class T shares, respectively. The Company will cease paying the stockholder servicing fee with respect to any Class D share, Class S share and Class T share sold in the primary offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such share would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such share (including the gross proceeds of any shares issued under the distribution reinvestment plan with respect thereto). At the end of such month, such Class D share, Class S share or Class T share (and any shares issued under the distribution reinvestment plan with respect thereto) will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV of such share. The Company will accrue the cost of the lifetime stockholder servicing fee as an offering cost at the time each Class D, Class S and Class T share is sold during the primary offering. The Company’s obligations to pay stockholder servicing fees with respect to the Class D, Class S and Class T shares distributed in our public offering will survive until such shares are no longer outstanding (including because such shares converted into Class I shares). As of December 31, 2025, the Company had accrued stockholder servicing fees of $6.3 million. Stockholder servicing fees are recorded as a component of due to affiliates on the Company’s Consolidated Balance Sheets.

With respect to the Company’s outstanding Class Y shares, the Company pays the Dealer Manager stockholder servicing fees of 0.85% per annum of the aggregate NAV of the Company’s outstanding Class Y shares. The Company will cease paying the stockholder servicing fee with respect to any Class Y share sold at the end of the month in which the total selling commissions and stockholder servicing fees paid with respect to such share would exceed 8.75% of the gross proceeds from the sale of such share (including the gross proceeds of any Class Y shares issued under the distribution reinvestment plan). At the end of such month, such Class Y share (and any shares issued under the distribution reinvestment plan with respect thereto) will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV of such share. The Company will accrue the cost of the lifetime stockholder servicing fee as an offering cost at the time each Class Y share is sold during the private offering of Class Y shares. The Company’s obligations to pay stockholder servicing fees with respect to Class Y shares distributed shall survive until such shares are no longer outstanding (including because such shares converted into Class I shares).

There is no stockholder servicing fee with respect to Class E, Class I or Class X shares.

Management fee

The Company and the Operating Partnership entered into an advisory agreement with the Adviser on May 31, 2022, which was last amended on May 8, 2025 (the “Advisory Agreement”). Pursuant to the Advisory Agreement, the Adviser is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of directors.

The Adviser and certain of its Affiliates receive fees and compensation in connection with the ongoing management of the assets of the Company. The Adviser is paid a management fee equal to 1.00% of NAV per annum for Class D, Class I, Class S and Class T shares and 0.75% of NAV per annum for Class X and Class Y shares, payable monthly. The management fee is paid, at the Adviser’s election, in cash, Class E shares, or Class E units. The Class E shares are not subject to the management fee. For the years ended December 31, 2025, 2024 and 2023, the Company incurred management fees of $1.9 million, $1.0 million and $0.4 million, respectively. Management fees are recorded as a component of general and administrative expenses on the Company's Consolidated Statements of Operations. The Company had accrued management fees of $1.7 million and $0.2 million as of December 31, 2025 and 2024, respectively. Management fees are recorded as a component of due to affiliates on the Company’s Consolidated Balance Sheets.

Accrued performance participation allocation

The Company, as general partner, and the Special Limited Partner entered into the Limited Partnership Agreement of the Operating Partnership on June 3, 2022, which was amended and restated on September 20, 2022, and November 13, 2023.

The Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership equal to (i) 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined in the Operating Partnership limited partnership agreement) with respect to Class D, I, S, and T units of the Operating Partnership and (ii) 10.0% of the annual Class X and Y Total Return, subject to a 7% Class X and Y Hurdle Amount and a Class X and Y High-Water Mark, with a 50% Class X and Y Catch-Up (each term as defined in the Operating Partnership’s limited partnership agreement) with respect to Class X units of the Operating Partnership and Class Y units of the Operating Partnership, respectively. Such allocation is measured on a calendar year basis, settled quarterly and accrued monthly. The performance participation interest is not paid on the Class E shares and Class E units. For the years ended December 31, 2025 and 2024, the Company incurred $1.4 million and $0.8 million of performance participation allocation, respectively. No performance participation allocation was recorded for the year ended December 31, 2023. Performance participation allocations are recorded as a component of general and administrative expenses on the Company’s Consolidated Statements of Operations. Performance participation allocations are recorded as a component of due to affiliates on the Company’s Consolidated Balance Sheets.

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

On May 26, 2022, JPMIM’s Subscription Agreement dated February 23, 2022 for Class E shares or Class E units was amended to provide that the expiration of the JPMIM commitment was August 23, 2023; provided, that following such date JPMIM may, in its discretion, elect to purchase additional Class E shares or Class E units until July 22, 2025.

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

10. Other Assets and Liabilities

The following table summarizes the components of other assets ($ in thousands):

	December 31, 2025	December 31, 2024
Lease inducement asset	$10,874	$—
Straight-line rent receivable	3,275	976
Deferred financing costs, net	2,565	—
Tenant receivables	2,400	1,131
Prepaid expenses	1,244	896
Interest receivable	1,226	467
Pre-acquisition costs	352	5
Other	374	25
Total	$22,310	$3,500

The following table summarizes the components of accounts payable, accrued expenses and other liabilities ($ in thousands):

	December 31, 2025	December 31, 2024
Redemptions payable(1)	$6,955	$—
Accrued expenses	5,947	2,482
Distributions payable(2)	3,433	1,537
Deferred rental income	3,180	—
Tenant security deposits	2,786	638
Accounts payable	2,194	291
Real estate taxes payable	1,582	206
Other	779	203
Total	$26,856	$5,357

(1) Includes $6.1 million relating to Mandatorily Redeemable Instruments held by the Adviser as of December 31, 2025.

(2) Included in distributions payable is $0.2 million and $0.4 million as of December 31, 2025 and 2024, respectively, relating to distributions declared on Class E units and Class E shares held by the Adviser.

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

The following table details the components of operating lease income ($ in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Fixed lease payments	$62,686	$21,873	$16,465
Variable lease payments	8,658	3,380	1,248
Rental revenue	$71,344	$25,253	$17,713

The following table presents the future minimum rents the Company expects to receive from its retail and industrial properties as of December 31, 2025 ($ in thousands):

Year	Amount
2026	$32,630
2027	32,080
2028	30,860
2029	27,690
2030	24,140
Thereafter	134,320
Total	$281,720

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

As of December 31, 2025, in accordance with the Company’s charter (the “Charter”), the Company had authority to issue 5.5 billion shares, consisting of the following (shares in thousands):

Classification	Number of Shares	Par Value
Class D Shares	600,000	$0.01
Class I Shares	1,500,000	0.01
Class S Shares	1,000,000	0.01
Class T Shares	600,000	0.01
Class E Shares	600,000	0.01
Class X Shares	500,000	0.01
Class Y Shares	600,000	0.01
Preferred Stock	100,000	0.01
Total	5,500,000

Common Stock

The following tables detail the movement in the Company’s outstanding shares of common stock (in thousands) during the year ended December 31, 2025. There were no outstanding Class S, Class T or Class X shares as of December 31, 2025:

	Year Ended December 31, 2025
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y	Total
Beginning balance, December 31, 2024:	993	10,146	56	—	18,566	—	2,131	31,892
Common stock issued (converted)	(12)	4,211	—	—	36,514	—	6,363	47,076
Distribution reinvestment	37	264	1	—	883	—	124	1,309
Common stock repurchased	(9)	(672)	(57)	—	(173)	—	(39)	(950)
Ending balance, December 31, 2025	1,009	13,949	—	—	55,790	—	8,579	79,327

The following tables detail the movement in the Company’s outstanding shares of common stock (in thousands) during the year ended December 31, 2024. There were no outstanding Class T or Class X shares during as of December 31, 2024:

	Year Ended December 31, 2024
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y	Total
Beginning balance, December 31, 2023:	504	5,397	54	—	6,407	—	—	12,362
Common stock issued	491	4,810	2	—	12,161	—	2,131	19,595
Common stock repurchased	(2)	(61)	—	—	(2)	—	—	(65)
Ending balance, December 31, 2024	993	10,146	56	—	18,566	—	2,131	31,892

There was no preferred stock outstanding during the years ended December 31, 2025 or 2024, respectively.

Share repurchases

The Company repurchased shares of its common stock for $10.1 million and $1.9 million during the years ended December 31, 2025 and 2024, respectively.

The Company had no unfulfilled repurchase requests as of December 31, 2025. See Note 3 “— Share Repurchases” for a discussion of the share repurchase plan and Note 13 for further details on repurchases of Mandatorily Redeemable Instruments.

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

The purchase price for shares of the Company’s common stock purchased pursuant to the distribution reinvestment plan will be equal to the transaction price for the applicable class of shares at the time the distribution is payable (which will generally be equal to the Company’s prior month’s NAV per share). Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares of common stock pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to Class D shares, Class S shares, Class T shares and Class Y shares are calculated based on the Company's NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan. Shares acquired under the distribution reinvestment plan will entitle the participant to the same rights and be treated in the same manner as shares purchased in our public offering.

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

The following tables detail the aggregate distributions declared for each applicable class of common stock:

	For The Year Ended December 31, 2025
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y
Aggregate gross distributions declared per share of common stock	0.4634	0.4634	0.0375	—	0.4634	—	0.4634
Stockholder servicing fee per share of common stock(1)	—	—	(0.0078)	—	—	—	(0.0934)
Net distributions declared per share of common stock	$0.4634	$0.4634	$0.0297	$—	$0.4634	$—	$0.3700

	For The Year Ended December 31, 2024
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y
Aggregate gross distributions declared per share of common stock	0.4500	0.4500	0.4500	—	0.4500	—	0.4500
Stockholder servicing fee per share of common stock(1)	—	—	(0.0913)	—	—	—	(0.0919)
Net distributions declared per share of common stock	$0.4500	$0.4500	$0.3587	$—	$0.4500	$—	$0.3581

	For The Year Ended December 31, 2023
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y
Aggregate gross distributions declared per share of common stock	$0.4295	$0.4295	$0.1874	$—	$0.4295	$—	$—
Stockholder servicing fee per share of common stock(1)	—	—	(0.0387)	—	—	—	—
Net distributions declared per share of common stock	$0.4295	$0.4295	$0.1487	$—	$0.4295	$—	$—

(1) Stockholder servicing fees only apply to Class D, Class S, Class T and Class Y shares. For purposes of NAV, the Company recognizes the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is incurred. Under GAAP, the Company accrues the full cost of the stockholder servicing fee as an offering cost at the time the Company sells Class D, Class S, Class T and Class Y shares. The stockholder servicing fee on Class D shares was waived during the year ended December 31, 2025, and the NAV attributable to current stockholders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity. As of December 31, 2025 and 2024, the Company had accrued stockholder servicing fees of $6.3 million and $1.6 million, respectively.

Distributions paid in the year ended December 31, 2025 were characterized, for federal income tax purposes, as 75% return of capital and 25% ordinary income. Distributions paid in the year ended December 31, 2024 were characterized, for federal income tax purposes, as 94% return of capital and 6% ordinary income. Distributions paid in the year ended December 31, 2023 were characterized, for federal income tax purposes, as 100% return of capital.

Redeemable Non-Controlling Interest

In connection with its performance participation interest, the Special Limited Partner holds Class E units. See Note 9 for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class E units for cash, at its election, the Company has classified these Class E units as redeemable non-controlling interest in mezzanine equity on the Company’s Consolidated Balance Sheets. The redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and distributions, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period which is $0.9 million as of December 31, 2025.

13. Mandatorily Redeemable Instruments

The Class E units and Class E shares held by JPMIM and purchased pursuant to the Initial Capitalization are mandatorily redeemable, and only subject to delays to the continuous obligation to ultimately redeem the instruments once sufficient availability exists under share repurchase agreements. Therefore, the Mandatorily Redeemable Instruments held by JPMIM are classified as a liability pursuant to Topic 480 — Distinguishing Liabilities from Equity and are presented as Mandatorily Redeemable Instruments at the initial funding amount received, which is equivalent to fair value at the issuance dates. Subsequently, the Mandatorily Redeemable Instruments are carried at their cash redemption value as if the Class E units or Class E shares were repurchased or redeemable at the reporting date, which equals NAV per Class E unit or Class E share. The change in carrying value (changes in NAV per Class E unit or Class E share) is classified as Mandatorily redeemable instruments interest costs along with any cash distributions declared in the Consolidated Statements of Operations. During the years ended December 31, 2025, 2024 and 2023, the Company recorded $6.6 million, $7.9 million and $4.5 million of mandatorily redeemable instruments interest costs in the Consolidated Statements of Operations, which consisted of a redemption value adjustment charge of $2.8 million, $3.6 million and $1.5 million and distribution expenses of $3.8 million, $4.3 million and $3.0 million, respectively.

As an investor in Class E units, JPMIM’s interest does not have any voting rights but is entitled to receive distributions at the same rate applicable to other classes of shares and units.

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

As of December 31, 2024, the Company had sold 0.5 million Class E shares and 9.0 million Class E Operating Partnership units to the Adviser for an aggregate purchase price of $5.8 million and $94.2 million, respectively. During the year ended December 31, 2025, the Company did not sell any Class E units or Class E shares to the Adviser that are subject to mandatory repurchase requirements. During the year ended December 31, 2025, the Company repurchased 0.5 million Class E shares and 4.2 million Class E units amounting to $53.3 million, of which $6.1 million was payable as of December 31, 2025. There are no outstanding Class E shares held by the Adviser that are subject to mandatory repurchase requirements as of December 31, 2025.

The following table details the Mandatorily Redeemable Instruments activity for the years ended December 31, 2025, 2024 and 2023 ($ in thousands):

	Years Ended December 31,
	2025	2024	2023
Balance at the beginning of the year	$105,325	$101,753	$45,784
(Repurchase) Issuance	(53,321)	—	54,440
Distributions declared	3,772	4,299	2,971
Reclassification to distributions payable/paid	(3,772)	(4,299)	(2,971)
Redemption value adjustment	2,790	3,572	1,529
Ending balance	$54,794	$105,325	$101,753

The following table details the future payments due under the Company’s Mandatorily Redeemable Instruments as of December 31, 2025 ($ in thousands):

Year	Total(1)
2026	$54,794
2027	—
2028	—
2029	—
2030	—
Thereafter	—
Total future payments	$54,794

(1) Redemptions of Mandatorily Redeemable Instruments are subject to the share repurchase plan’s 2% monthly and 5% quarterly caps after satisfying repurchase requests from stockholders.

Redemption features

See Note 3 “JPMIM mandatory Class E repurchases” for a discussion of the redemption features associated with Class E shares and Class E units held by JPMIM.

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Code. The Mandatorily Redeemable Instruments receive the same gross distribution per share as the Class E common stock. For the years ended December 31, 2025, 2024 and 2023, distributions declared on the Mandatorily Redeemable Instruments totaled $3.8 million, $4.3 million and $3.0 million, respectively. When a distribution is declared, the Company records a distribution expense as a component of mandatorily redeemable instruments interest cost in the Consolidated Statements of Operations. A distribution payable is also recorded within accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets until the distribution is paid. The distribution payable for Mandatorily Redeemable Instruments was $0.2 million, $0.4 million and $0.4 million as of December 31, 2025, 2024 and 2023, respectively.

14. Earnings Per Share

The Company’s net loss and weighted average number of shares outstanding for the years ended December 31, 2025, 2024 and 2023 consisted of the following ($ and shares in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Net loss attributable to JPMREIT stockholders	$(9,780)	$(9,743)	$(8,326)
Weighted-average shares of common stock outstanding, basic and diluted	66,691	18,731	8,069

The calculation of basic and diluted net loss per share amounts for the years ended December 31, 2025, 2024 and 2023 consisted of the following ($ in thousands except earnings per share):

	For the Years Ended December 31,
	2025	2024	2023
Basic and Diluted Net Loss per Share Attributable to JPMREIT Stockholders
Numerator:
Net loss attributable to JPMREIT stockholders	$(9,780)	$(9,743)	$(8,326)
Denominator:
Weighted-average shares of common stock outstanding	66,691	18,731	8,069
Basic and diluted net loss per share of common stock	$(0.15)	$(0.52)	$(1.03)

For the years ended December 31, 2025, 2024 and 2023, unvested Class E common shares awarded to the Company’s independent directors are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive. There were no other potentially dilutive, unvested common shares for the years ended December 31, 2025, 2024 and 2023.

15. Segment Reporting

The Chief Executive Officer, as the Chief Operating Decision Maker (“CODM”), allocates resources and evaluates results based on the performance of each of the Company’s five reportable segments: multifamily, industrial, single-family rental, retail, and investments in real estate debt, real estate-related and other securities. The Company and the CODM believe that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment. The significant expense categories and amounts presented below align with the segment-level information that is regularly provided to our CODM.

The following table details the total assets by segment ($ in thousands):

	December 31, 2025	December 31, 2024
Multifamily	$649,339	$174,928
Industrial	438,750	120,741
Single-family rental	43,671	45,005
Retail	122,873	51,081
Investments in real estate debt, real estate-related and other securities	241,220	91,859
Other (corporate)	7,665	120,382
Total assets	$1,503,518	$603,996

The following table details the financial results by segment for the year ended December 31, 2025 ($ in thousands):

	Multifamily	Industrial	Single-family rental	Retail	Investments in real estate debt, real estate-related and other securities	Total
Revenues
Rental revenue	$39,250	$22,107	$3,031	$6,956	$—	$71,344
Total revenues	39,250	22,107	3,031	6,956	—	71,344
Expenses
Rental property operating	16,132	3,347	2,121	2,734	—	24,334
Total expenses	16,132	3,347	2,121	2,734	—	24,334
Income from investments in real estate debt	—	—	—	—	10,989	10,989
Income from investments in real estate-related and other securities	—	—	—	—	2,721	2,721
Segment net operating income	$23,118	$18,760	$910	$4,222	$13,710	$60,720
Depreciation and amortization	$(23,391)	$(14,964)	$(1,537)	$(3,493)	$—	$(43,385)
General and administrative						(7,091)
Mandatorily redeemable instruments interest costs						(6,562)
Interest expense						(19,375)
Other income, net						5,310
Net loss						$(10,383)
Net loss attributable to non-controlling interests in consolidated joint ventures						(603)
Net loss attributable to JPMREIT stockholders						$(9,780)

The following table details the financial results by segment for the year ended December 31, 2024 ($ in thousands):

	Multifamily	Industrial	Single-family rental	Retail	Investments in real estate debt, real estate-related and other securities	Total
Revenues
Rental revenue	$14,989	$5,793	$777	$3,694	$—	$25,253
Total revenues	14,989	5,793	777	3,694	—	25,253
Expenses
Rental property operating	6,050	724	1,795	1,369	9	9,947
Total expenses	6,050	724	1,795	1,369	9	9,947
Income from investments in real estate debt	—	—	—	—	4,125	4,125
Income from investments in real estate-related and other securities	—	—	—	—	109	109
Segment net operating income (loss)	$8,939	$5,069	$(1,018)	$2,325	$4,225	$19,540
Depreciation and amortization	$(4,487)	$(2,957)	$(1,151)	$(1,462)	$—	$(10,057)
General and administrative						(4,641)
Mandatorily redeemable instruments interest costs						(7,870)
Interest expense						(8,116)
Other income, net						1,349
Net loss						$(9,795)
Net loss attributable to non-controlling interests in consolidated joint ventures						(52)
Net loss attributable to JPMREIT stockholders						$(9,743)

The following table details the financial results by segment for the year ended December 31, 2023 ($ in thousands):

	Multifamily	Industrial	Single-family rental	Retail	Investments in real estate debt, real estate-related and other securities	Total
Revenues
Rental revenue	$14,709	$3,004	$—	$—	$—	$17,713
Total revenues	14,709	3,004	—	—	—	17,713
Expenses
Rental property operating	5,008	248	16	—	2	5,274
Total expenses	5,008	248	16	—	2	5,274
Income from investments in real estate debt	—	—	—	—	1,738	1,738
Income from investments in real estate-related and other securities	—	—	—	—	(372)	(372)
Segment net operating income (loss)	$9,701	$2,756	$(16)	$—	$1,364	$13,805
Depreciation and amortization	$(6,392)	$(1,448)	$(20)	$—	$—	$(7,860)
General and administrative						(3,835)
Mandatorily redeemable instruments interest costs						(4,500)
Interest expense						(7,245)
Other income, net						1,206
Net loss						$(8,429)
Net loss attributable to non-controlling interests in consolidated joint ventures						(103)
Net loss attributable to JPMREIT stockholders						$(8,326)

16. Derivatives

The Company uses derivative financial instruments to minimize the risks and costs associated with the Company’s investments and financing transactions. The Company has not designated any of its derivative financial instruments as hedges as defined under GAAP.

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks.

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

Interest rate contracts

Certain of the Company's transactions expose the Company to interest rate risk on loans secured by the Company's real estate. The Company uses derivative financial instruments, which include Treasury note futures contracts and interest rate swaps, to limit the Company’s exposure to interest rate fluctuations.

The following table details the Company’s outstanding interest rate swaps that were non-designated hedges of interest rate risk (notional amount in thousands):

	December 31, 2025
Interest rate swap	Number of Instruments	Notional Amount	Weighted-Average Strike Rate	Index	Weighted-Average Maturity (Years)	Weighted-Average Commencement Date	Weighted-Average Maturity Date
Interest rate swaps – mortgage notes	4	$120,100	3.59%	SOFR	2.8	August 17, 2025	October 19, 2028

	December 31, 2024
Interest rate swap	Number of Instruments	Notional Amount	Weighted-Average Commencement Date	Weighted-Average Maturity Date
5-year Treasury note futures	168	$16,800	November 26, 2024	March 31, 2025
2-year Treasury note futures	56	11,200	November 26, 2024	March 31, 2025
Interest rate swaps – mortgage notes	1	10,000	April 2, 2024	October 2, 2028

The following table details the fair value of the Company’s derivative financial instruments ($ in thousands):

	Fair Value of Derivatives(1)
	December 31, 2025	December 31, 2024
5-year Treasury note futures	$—	$(16)
2-year Treasury note futures	—	(1)
Interest rate swaps	(354)	(118)

(1) The derivative liability balances as of December 31, 2025 and 2024 are included in accounts payable, accrued expenses and other liabilities.

For the years ended December 31, 2025, 2024 and 2023, the Company recorded an unrealized gain related to changes in the fair value of its derivative financial instruments of $0.2 million, $0.9 million and $0.6 million, respectively. During the years ended December 31, 2025, 2024 and 2023, the Company recorded a realized gain of $0.1 million and realized losses of $0.2 million and 0.1 million, respectively. Unrealized gain (loss) and realized gain (loss) from the Company’s derivative financial instruments are recorded within other income, net on the Consolidated Statements of Operations.

17. Commitments and Contingencies

Litigation

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2025, the Company was not involved in any material legal proceedings.

18. Subsequent Events

The Company evaluated subsequent events through the issuance date of the financial statements, and determined that except as otherwise disclosed herein there were no additional material subsequent events requiring disclosure.

On January 14, 2026, the Company originated an $84.0 million whole loan to fund the acquisition and renovation of a 198-unit, 1986-vintage, townhome style multifamily property in the San Diego, California Metropolitan Statistical Area. The origination was funded with the proceeds from the sale of shares of common stock and borrowings from the Credit Facility.

Subsequent to December 31, 2025 through March 16, 2026 , the Company repurchased 1.9 million Class E units from the Adviser for an aggregate amount of $22.2 million.

On March 11, 2026, the Company, the Operating Partnership, and the Adviser entered into that certain Fourth Amended and Restated Advisory Agreement (the “Fourth A&R Advisory Agreement”). The Fourth A&R Advisory Agreement amends and restates the prior version of the advisory agreement. The amendments make certain updates to the terms requested by a state securities examiner and also allow us to reimburse the Adviser for all expenses, at the Adviser’s discretion, in cash or cash equivalent aggregate NAV amounts of Class E shares, Class I shares, Class I units or Class E units.

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2025 ($ in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at the Close of Period(1)
Description	Property Location	Number of Properties	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total(2)	Accumulated Depreciation(2)	Year Built/Last Renovated	Year Acquired	Depreciable Lives(3)
Multifamily:
Bass Lofts	Atlanta, GA	1	$14,902	$6,233	$28,002	$—	$272	$6,233	$28,274	$34,507	$(936)	1923	2025	(1)
Baker Chocolate Factory	Boston, MA	1	23,500	8,546	32,130	—	198	8,546	32,328	40,874	(322)	1980	2025	(1)
Charleston Darby Portfolio	Charleston, SC	5	59,728	36,475	46,871	—	453	36,475	47,324	83,799	(759)	1975 - 1985	2025	(1)
Emblem Oswego	Chicago, IL	1	—	16,334	66,127	—	35	16,334	66,162	82,496	(1,168)	2021	2025	(1)
Caroline Post Oak	Houston, TX	1	40,528	12,471	46,522	26	1,805	12,497	48,327	60,824	(4,139)	2013	2022	(1)
Caroline West Gray	Houston, TX	1	45,911	11,171	58,343	—	1,098	11,171	59,441	70,612	(4,999)	2013	2022	(1)
The Kensley	Jacksonville, FL	1	—	9,805	38,651	—	37	9,805	38,688	48,493	(872)	2004	2025	(1)
Vineyard Commons	Kingston, NY	1	45,175	8,697	57,129	—	49	8,697	57,178	65,875	(807)	2010	2025	(1)
Reflections at Red Mountain	Mesa, AZ	1	—	11,231	39,196	—	184	11,231	39,380	50,611	(1,151)	1986	2025	(1)
Coda on Centre	Pittsburgh, PA	1	27,860	5,416	42,681	4	303	5,420	42,984	48,404	(3,699)	2018	2022	(1)
The Elmstead	Providence, RI	1	21,245	9,322	22,436	41	82	9,363	22,518	31,881	(587)	2003	2025	(1)
Preserve at Pine Valley	Wilmington, NC	1	21,200	5,684	25,992	203	798	5,887	26,790	32,677	(1,293)	1974	2025	(1)
		16	300,049	141,385	504,080	274	5,314	141,659	509,394	651,053	(20,732)
Single-family rental:
Fiore	Sarasota, FL	1	—	11,304	33,761	6	89	11,310	33,850	45,160	(2,595)	2024	2023/2024	(1)
		1	—	11,304	33,761	6	89	11,310	33,850	45,160	(2,595)
Industrial:
Dallas Infill Portfolio	Dallas, TX	9	—	17,037	45,234	—	308	17,037	45,542	62,579	(1,501)	1958 - 2019	2025	(1)

11801 Industry	Jacksonville, FL	1	—	4,945	13,951	—	6	4,945	13,957	18,902	(353)	1968	2025	(1)
One Brooklyn	New York, NY	1	6,600	4,617	11,742	—	15	4,617	11,757	16,374	(250)	1975	2025	(1)
6200 Bristol	Philadelphia, PA	1	10,000	20,302	—	20	—	20,322	—	20,322	(688)	2022	2022	(1)
Savannah Truck Terminal	Savannah, GA	1	—	24,304	41,892	—	775	24,304	42,667	66,971	(3,870)	2023	2023	(1)
Industrial outdoor storage portfolio	Various(4)	17	—	67,519	18,702	—	22	67,519	18,724	86,243	(1,937)	1939 - 2001	2024	(1)
Norfolk Industrial Portfolio	Various(5)	7	43,700	10,643	57,102	254	1,199	10,897	58,301	69,198	(2,581)	1974 - 2008	2025	(1)
PODS	Various(6)	2	—	4,995	18,027	—	29	4,995	18,056	23,051	(737)	2004 - 2007	2024	(1)
125 Fisher Street	Worcester, MA	1	—	6,138	22,563	—	—	6,138	22,563	28,701	—	1978	2025	(1)
		40	60,300	160,500	229,213	274	2,354	160,774	231,567	392,341	(11,917)
Retail:
Shoppes at Heron Lakes	Miami, FL	1	—	14,712	32,515	—	—	14,712	32,515	47,227	(205)	2004	2025	(1)
Shops at Grand Avenue	New York, NY	1	—	16,518	23,630	130	840	16,648	24,470	41,118	(1,452)	1996	2024	(1)
Stablewood	Various(7)	1	5,292	—	—	—	12,623	—	12,623	12,623	—	2025	2025	(1)
		3	5,292	31,230	56,145	130	13,463	31,360	69,608	100,968	(1,657)
Portfolio Total		60	$365,641	$344,419	$823,199	$684	$21,220	$345,103	$844,419	$1,189,522	$(36,901)

(1) The aggregate cost for federal income tax purposes as of December 31, 2025 was approximately $1.2 billion.

(2) The total included on Schedule III does not include furniture, fixtures and equipment totaling $8.4 million. Accumulated depreciation does not include $1.3 million of accumulated depreciation related to furniture, fixtures and equipment.

(3) Refer to Note 3 to the Company's consolidated financial statements for details of depreciable lives.

(4) Includes Industrial outdoor portfolio with five properties located in Illinois, three properties located in New Jersey, two properties in each of Pennsylvania, New York and Wisconsin and one property in each of California, Connecticut and Washington.

(5) Includes Norfolk industrial portfolio with six properties located in Norfolk, Virginia and one located in Rockledge, Florida.

(6) Includes PODS portfolio that includes one property located in Tampa, Florida and one located in Pinellas Park, Florida.

(7) Represents four retail developments including one in Greenville, South Carolina, one in Denver, Colorado, one in Pensacola, Florida and one in Holland, Michigan.

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2025 ($ in thousands) - Continued

The following table summarizes activity for real estate and accumulated depreciation for the years ended December 31, 2025 and 2024 ($ in thousands):

	December 31, 2025	December 31, 2024
Real Estate:
Balance at the beginning of the year	$374,981	$277,945
Additions during the year:
Land and land improvements	238,449	29,742
Building and building improvements	576,092	67,294
Balance at the end of the year	$1,189,522	$374,981

Accumulated Depreciation:
Balance at the beginning of the year	$(13,074)	$(5,390)
Accumulated depreciation	(23,827)	(7,684)
Balance at the end of the year	$(36,901)	$(13,074)

Schedule IV - Commercial Mortgage Loans as of December 31, 2025 ($ in thousands)

Description	Number of Loans	Property Type/Location	Contractual Interest Rate	Maturity Date(1)	Period Payment	Principal Balance	Fair Value
Commercial mortgage loans
Ramston Portfolio	1	Apartment	SOFR + 2.70%	November 1, 2030	Interest Only	$106,500	$106,500
Satori West Ashley	1	Apartment	SOFR + 2.65%	September 5, 2029	Interest Only	62,400	62,400
Cortland at Armour Yards	1	Apartment	SOFR + 2.70%	July 9, 2030	Interest Only	55,700	55,700
Total	3					$224,600	$224,600

(1) Assumes all extension options are exercised.

The following table summarizes the changes in the balance sheet reported amount of the Company's commercial mortgage loans during 2025 ($ in thousands):

December 31, 2025
Balance at the beginning of the year	$79,310
Loan fundings	162,200
Loan repayments	(16,825)
Unrealized gain/(loss) on fair value	(85)
Total	$224,600