Form 10-Q
period 2026-03-31
J.P. Morgan Real Estate Income Trust, Inc.
filed 2026-05-15
CIK 1893262

. T

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 15, 2026, the registrant had outstanding 1,027,295 shares of Class D common stock, 22,698,059 shares of Class I common stock, 63,380,105 shares of Class E common stock and 11,353,567 shares of Class Y common stock. There were no outstanding shares of Class S, Class T or Class X common stock.

i

Item 1. Financial Statements.

J.P. Morgan Real Estate Income Trust, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per-share data)

	March 31,	December 31,
	2026	2025
ASSETS
Investments in real estate, net	$1,155,338	$1,159,632
Investments in real estate debt	304,573	224,600
Investments in real estate-related and other securities	15,095	15,323
Intangible assets, net	53,199	58,548
Cash and cash equivalents	15,285	18,416
Restricted cash	4,676	4,689
Deposits on real estate	1,000	—
Other assets, net	24,429	22,310
Total assets	$1,573,595	$1,503,518
LIABILITIES AND EQUITY
Mortgage notes, net	$363,841	$359,445
Repurchase facility, net	227,808	167,863
Unsecured revolving credit facility	73,000	73,000
Intangible liabilities, net	7,603	8,435
Mandatorily redeemable instruments	22,512	54,794
Due to affiliates	31,060	28,969
Accounts payable, accrued expenses and other liabilities	31,905	26,856
Total liabilities	757,729	719,362

Commitments and contingencies (Note 17)
Redeemable non-controlling interest	257	864

Equity
Common stock – Class D shares, $0.01 par value per share, 600,000 shares authorized, and 1,013 and 1,009 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	10	10
Common stock – Class I shares, $0.01 par value per share, 1,500,000 shares authorized, and 14,542 and 13,949 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	145	139
Common stock – Class E shares, $0.01 par value per share, 600,000 shares authorized, and 58,083 and 55,790 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	581	558
Common stock – Class Y shares, $0.01 par value per share, 600,000 shares authorized, and 9,846 and 8,579 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	99	86
Additional paid-in capital	889,548	844,236
Accumulated deficit	(87,071)	(74,128)
Total stockholders’ equity	803,312	770,901
Non-controlling interests in consolidated joint ventures	12,297	12,391
Total equity	815,609	783,292
Total liabilities and equity	$1,573,595	$1,503,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per-share data)

	For the Three Months Ended March 31,
	2026	2025
Revenues
Rental revenue	$29,672	$8,270
Total revenues	29,672	8,270
Expenses
Rental property operating	11,292	3,033
General and administrative	1,845	1,647
Depreciation and amortization	14,948	3,558
Total expenses	28,085	8,238
Other income (expense), net
Income from investments in real estate debt	5,182	1,478
Income from investments in real estate-related and other securities	23	1,081
Mandatorily redeemable instruments interest costs	(573)	(1,186)
Interest expense	(9,310)	(2,488)
Other income, net	114	2,743
Total other (expense) income, net	(4,564)	1,628
Net (loss) income	$(2,977)	$1,660
Net loss attributable to non-controlling interests in consolidated joint ventures	(199)	(21)
Net (loss) income attributable to JPMREIT stockholders	$(2,778)	$1,681
Net (loss) income per share of common stock – basic	$(0.03)	$0.03
Net (loss) income per share of common stock – diluted	$(0.03)	$0.03
Weighted-average shares of common stock outstanding – basic	82,216	50,719
Weighted-average shares of common stock outstanding – diluted	82,216	50,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands, except per-share data)

	Par Value
	Common Stock Class D	Common Stock Class I	Common Stock Class S	Common Stock Class E	Common Stock Class Y	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2025	$10	$139	$—	$558	$86	$844,236	$(74,128)	$770,901	$12,391	$783,292
Common stock issued, net of offering costs	—	9	—	21	12	45,724	—	45,766	—	45,766
Common stock repurchased	—	(4)	—	(1)	—	(5,871)	—	(5,876)	—	(5,876)
Distributions declared on common stock	—	—	—	—	—	—	(10,165)	(10,165)	—	(10,165)
Distribution reinvestments	—	1	—	3	1	5,439	—	5,444	—	5,444
Net loss ($1 loss allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(2,778)	(2,778)	(198)	(2,976)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	383	383
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(279)	(279)
Amortization of restricted stock grants	—	—	—	—	—	26	—	26	—	26
Allocation to redeemable non-controlling interest	—	—	—	—	—	(6)	—	(6)	—	(6)
Balance at March 31, 2026	$10	$145	$—	$581	$99	$889,548	$(87,071)	$803,312	$12,297	$815,609

	Par Value
	Common Stock Class D	Common Stock Class I	Common Stock Class S	Common Stock Class E	Common Stock Class Y	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2024	$10	$101	$1	$186	$21	$329,600	$(33,780)	$296,139	$4,430	$300,569
Common stock issued, net of offering costs	—	16	—	240	15	296,664	—	296,935	—	296,935
Common stock repurchased	—	(1)	(1)	—	—	(1,861)	—	(1,863)	—	(1,863)
Distributions declared on common stock	—	—	—	—	—	—	(5,727)	(5,727)	—	(5,727)
Distribution reinvestments	—	1	—	1	—	2,117	—	2,119	—	2,119
Net income (loss)	—	—	—	—	—	—	1,681	1,681	(21)	1,660
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	3,269	3,269
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(41)	(41)
Amortization of restricted stock grants	—	—	—	—	—	25	—	25	—	25
Balance at March 31, 2025	$10	$117	$—	$427	$36	$626,545	$(37,826)	$589,309	$7,637	$596,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(2,977)	$1,660

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	14,948	3,558
Amortization of above- and below-market lease intangibles, net	(697)	(15)
Straight-line rent amortization	(1,161)	(216)
Amortization of deferred financing costs	785	84
Amortization of restricted stock grants	26	25
Realized gain on financial instruments	—	(52)
Unrealized loss (gain) on financial instruments	267	(636)
Redemption value adjustment on mandatorily redeemable instruments	208	111
Change in assets and liabilities:
Increase in other assets	(1,204)	(2,473)
Increase in due to affiliates	1,593	1,032
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(50)	2,428
Net cash provided by operating activities	11,738	5,506

Cash flows from investing activities:
Acquisitions of real estate	—	(51,410)
Capital improvements on real estate	(4,897)	(353)
Origination of investments in real estate debt	(80,000)	—
Deposits on real estate acquisitions	(1,000)	(4,000)
Variation margin proceeds (payments)	—	188
Proceeds from real estate-related and other securities	—	20
Purchases of real-estate related and other securities	—	(63,064)
Net cash used in investing activities	(85,897)	(118,619)

Cash flows from financing activities:
Proceeds from issuance of common stock	46,198	297,518
Repurchase of common stock	(5,669)	(1,704)
Repurchase of mandatorily redeemable instruments	(28,300)	—
Borrowings under unsecured revolving credit facility	78,000	—
Repayments under unsecured revolving credit facility	(78,000)	—
Contributions from non-controlling interests	383	3,268
Distributions paid on common stock	(4,508)	(2,601)
Distributions to non-controlling interests	(279)	(38)
Repurchase of redeemable non-controlling interest	(612)	—
Proceeds from mortgage notes and debt secured by real estate	4,201	—
Proceeds from repurchase facility	60,000	—
Principal repayments of mortgage notes and debt secured by real estate	(237)	(136)
Payment of deferred financing costs	(162)	(339)
Net cash provided by financing activities	71,015	295,968

Net change in cash, cash equivalents and restricted cash:	(3,144)	182,855
Cash, cash equivalents and restricted cash, at the beginning of the period	23,105	128,392
Cash, cash equivalents and restricted cash, at the end of the period	$19,961	$311,247

J.P. Morgan Real Estate Income Trust, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	For the Three Months Ended March 31,
	2026	2025
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$15,285	$310,316
Restricted cash	4,676	931
Total cash, cash equivalents and restricted cash	$19,961	$311,247

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,108	$2,328

Supplemental disclosure of non-cash investing and financing activities:
Assumption of mortgage note, net, in conjunction with acquisition of real estate	$—	$14,913
Accrued distributions	$213	$1,010
Distribution reinvestments	$5,444	$2,119
Reclassification of deposits to investments in real estate, net	$—	$1,005
Accrued stockholder servicing fee due to affiliate	$835	$1,044
Accrued redemptions	$4,397	$159
Redeemable non-controlling interest issued as settlement for performance participation allocation	$—	$810

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

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

As of March 31, 2026, the Company owned 60 real estate properties consisting of 40 industrial properties, 16 multifamily properties, three retail properties and 126 single-family townhomes that are included as a single property. The Company also has three commercial mortgage-backed securities (“CMBS”) investments and four real estate debt investments. The Company currently operates in five reportable segments: multifamily, industrial, single-family rental, retail, and investments in real estate debt, real estate-related and other securities. See Note 15 for a description of the Company's segment reporting.

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

Pursuant to a separate private offering whose commitments have been fully called, as of March 31, 2026, the Company had sold $67.9 million in Class E shares and $94.2 million in Class E units of the Operating Partnership (“Class E units”), including $5.8 million in Class E shares and $94.2 million in Class E units purchased by JPMIM (the “JPM Initial Capitalization” and together with other Class E shares sold pursuant to such private offering, the “Initial Capitalization”). See Note 13 for further details.

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, and in the opinion of management, include all necessary adjustments, consisting of only normal and recurring items, necessary for a fair statement of the Company’s financial position and results of operations for the interim period. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the SEC. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 16, 2026.

Certain amounts on the Company’s Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 have been reclassified to conform to the current period presentation. Such reclassification has no effect on previously reported totals or subtotals on the Condensed Consolidated Statements of Cash Flows.

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

There is no other comprehensive income (loss) for the three months ended March 31, 2026 and 2025, resulting in comprehensive income (loss) equaling net income (loss). Accordingly, the statement of other comprehensive income (loss) is not presented.

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

Each of the Company’s joint ventures is considered to be a VIE. The Company consolidated these entities because it has the ability to direct the most significant activities of the joint venture. The total assets and liabilities of the Company’s consolidated VIEs were $421.3 million and $248.5 million and $423.3 million and $244.9 million as of March 31, 2026 and December 31, 2025, respectively. Such amounts are included on the Company’s Condensed Consolidated Balance Sheets.

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

The Company’s management reviews the Company’s real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. If the Company determines that an impairment has occurred, the affected assets must be reduced to their estimated fair value. During the three months ended March 31, 2026 and 2025, no such impairments occurred.

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

Certain of the Company’s investments in real estate debt that consist of loans secured by real estate, such as commercial mortgage loans, are unlikely to have readily available market quotations. In such cases, the Company will generally determine the initial value based on the origination amount or acquisition price of the investment if acquired by the Company or the par value of the investment if originated by the Company. Following the initial measurement, the Company will determine fair value by utilizing or reviewing certain of the following inputs: (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios and (vii) borrower financial condition and performance.

The Company's derivative financial instruments consist of interest rate swaps. The fair value of the Company’s interest rate swaps are estimated using information provided by a third-party valuation service provider based on contractual cash flows and interest calculations using the appropriate discount rate.

Class E units held by the Adviser that are mandatorily redeemable and only subject to delays to the continuous obligation to ultimately redeem such units once sufficient availability exists under the share repurchase agreements (the “Mandatorily Redeemable Instruments”) are carried at their cash redemption value as if the units were repurchased or redeemable at the reporting date, which equals Class E NAV per unit at the reporting date.

The carrying amounts of financial instruments such as other assets, accounts payable, accrued expenses and other liabilities approximate their fair values due to the short-term maturities and market rates of interest of these instruments.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$—	$304,573	$304,573	$—	$—	$224,600	$224,600
Investments in real estate-related and other securities	—	15,095	—	15,095	—	15,323	—	15,323
Total	$—	$15,095	$304,573	$319,668	$—	$15,323	$224,600	$239,923

Liabilities:
Mandatorily Redeemable Instruments	$—	$—	$22,512	$22,512	$—	$—	$54,794	$54,794
Interest rate swaps(1)	—	366	—	366	—	354	—	354
Total	$—	$366	$22,512	$22,878	$—	$354	$54,794	$55,148

(1) Included in accounts payable, accrued expenses and other liabilities on the Company’s Condensed Consolidated Balance Sheets.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Real Estate Debt (asset)	Mandatorily Redeemable Instruments (liability)
Balance at December 31, 2025	$224,600	$54,794
Additions	80,000	—
Repurchases	—	(32,490)
Distributions declared	—	364
Reclassify to distributions payable/paid	—	(364)
Redemption value adjustment	—	208
Fair value adjustment	(27)	—
Balance at March 31, 2026	$304,573	$22,512

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	March 31, 2026
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted - Average Rate	Impact to Valuation from an Increase in Input
Assets:
Investments in real estate debt	$304,573	Discounted cash flow	Market credit spread	SOFR(1) + 2.54%	Decrease

Liabilities:
Mandatorily Redeemable Instruments(2)	$22,512	Discounted cash flow	Discount rate/ Exit capitalization rate/ Market yield	7.55%/ 6.13%/ 5.26%	Decrease

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted - Average Rate	Impact to Valuation from an Increase in Input
Assets:
Investments in real estate debt	$224,600	Discounted cash flow	Market credit spread	SOFR(1) + 2.69%	Decrease

Liabilities:
Mandatorily Redeemable Instruments(2)	$54,794	Discounted cash flow	Discount rate/ Exit capitalization rate/ Market yield	7.52%/ 6.07%/ 5.44%	Decrease

(1) “SOFR” refers to the Secured Overnight Financing Rate at March 31, 2026.

(2) Mandatorily Redeemable Instruments are carried at the NAV of the Class E units, which is determined monthly in accordance with the Company's valuation guidelines.

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

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value on the Condensed Consolidated Balance Sheets ($ in thousands):

	March 31, 2026		December 31, 2025
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Mortgage notes	$369,604	$370,635	$365,641	$366,381
Repurchase facility	228,450	228,450	168,450	168,450
Unsecured revolving credit facility	73,000	73,000	73,000	73,000
Total	$671,054	$672,085	$607,091	$607,831

(1) Excludes deferred financing costs and discounts.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the “OBBBA”). The OBBBA permanently extended certain provisions that were enacted in the Tax Cuts and Jobs Act of 2017. Such extensions included the permanent extension of the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers. The OBBBA also increased the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries (“TRSs”) (the permissible value of TRS securities that a REIT may hold) from 20% to 25% of the value of the REIT’s total assets for taxable years beginning after December 31, 2025. The OBBBA did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In December 2025, FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which amends the guidance in ASC 815, Derivatives and Hedging. The update refines certain hedge accounting requirements, including clarifications to the designation and documentation criteria for hedge relationships, improvements to the assessment of hedge effectiveness, and enhanced disclosures intended to provide greater transparency into an entity’s risk management activities involving derivatives. ASU 2025-09 is effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods, and early adoption is permitted. The Company is currently evaluating the potential impact of the guidance and potential additional disclosures required.

In December 2025, FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 is intended to clarify and improve certain aspects of interim financial reporting, including the requirements for interim disclosures and the application of recognition and measurement guidance in interim periods. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The Company is currently evaluating the potential impact of the guidance and potential additional disclosures required.

4. Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	March 31, 2026	December 31, 2025
Building and building improvements	$849,647	$844,419
Land and land improvements	345,290	345,103
Furniture, fixtures and equipment	8,380	8,355
Total	1,203,317	1,197,877
Accumulated depreciation	(47,979)	(38,245)
Investments in real estate, net	$1,155,338	$1,159,632

Acquisitions

There were no acquisitions during the three months ended March 31, 2026.

5. Investments in Real Estate Debt

The following table details the Company’s investments in real estate debt ($ in thousands):

					March 31, 2026		December 31, 2025
Real Estate Debt	Number of Positions	Credit Rating	Weighted-Average Coupon	Weighted-Average Maturity Date	Cost Basis	Fair Value	Cost Basis	Fair Value
Commercial Mortgage Loan	4	Not Rated	SOFR + 2.52%	December 15, 2027	$304,600	$304,573	$224,600	$224,600

Originations

On January 14, 2026, the Company originated an $84.0 million whole loan, of which $80.0 million has been funded, for the acquisition and renovation of a 198-unit, 1986-vintage, townhome style multifamily property in the San Diego, California Metropolitan Statistical Area.

The following table details the amounts recognized for the Company's investments in real estate debt ($ in thousands):

	For the Three Months Ended March 31,
	2026	2025
Interest income	$5,209	$1,481
Unrealized loss	(27)	(3)
Total	$5,182	$1,478

6. Investments in Real Estate-Related and Other Securities

The following table details the Company’s investments in real estate-related and other securities ($ in thousands):

			March 31, 2026			December 31, 2025
Real Estate-Related and Other Securities	Weighted-Average Coupon	Weighted-Average Maturity Date	Face Amount	Cost Basis	Fair Value	Face Amount	Cost Basis	Fair Value
CMBS	6.7%	August 28, 2039	$15,000	$15,107	$15,095	$15,000	$15,107	$15,323

The following table details the amounts recognized for the Company's investments in real estate-related and other securities ($ in thousands):

	For the Three Months Ended March 31,
	2026	2025
Interest income	$251	$552
Unrealized (loss) gain	(228)	529
Total	$23	$1,081

7. Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	March 31, 2026	December 31, 2025
Intangible assets:
In-place lease intangibles	$77,750	$77,750
Above-market lease intangibles	3,124	3,124
Total intangible assets	80,874	80,874
Accumulated amortization:
In-place lease amortization	(26,663)	(21,448)
Above-market lease amortization	(1,012)	(878)
Total accumulated amortization	(27,675)	(22,326)
Intangible assets, net	$53,199	$58,548
Intangible liabilities:
Below-market lease intangibles	$(11,522)	$(11,522)
Accumulated amortization:
Below-market lease amortization	3,919	3,087
Intangible liabilities, net	$(7,603)	$(8,435)

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of March 31, 2026 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Below-market Lease Intangibles
2026 (remaining)	$7,730	$397	$(1,492)
2027	8,685	520	(1,595)
2028	7,250	485	(1,331)
2029	5,730	388	(789)
2030	4,706	244	(671)
Thereafter	16,986	78	(1,725)
Total	$51,087	$2,112	$(7,603)

The in-place lease intangible amortization is recorded in depreciation and amortization while the above-market and below-market intangible amortization is recorded in rental revenue on the Company's Condensed Consolidated Statements of Operations.

8. Mortgage Notes, Repurchase Facility and Unsecured Revolving Credit Facility

Mortgage notes

The following is a summary of the mortgage notes secured by the Company’s properties ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	March 31, 2026	December 31, 2025
Fixed rate debt secured by our properties
Caroline West Gray	5.44%	December 1, 2029	$45,911	$45,911
Caroline Post Oak	5.44%	December 1, 2029	40,528	40,528
Coda on Centre	4.28%	May 1, 2029	27,718	27,860
The Elmstead(1)	4.30%	April 1, 2031	21,245	21,245
Bass Lofts	3.95%	September 5, 2027	14,806	14,902
One Brooklyn	4.35%	July 1, 2028	6,600	6,600
Charleston	5.08%	September 1, 2030	59,728	59,728
Baker Chocolate	3.91%	January 1, 2028	23,500	23,500
Total fixed rate			240,036	240,274
Variable rate debt secured by our properties
6200 Bristol(2)	SOFR + 2.05%	April 1, 2029	10,000	10,000
Norfolk Industrial Portfolio(3)	SOFR + 1.75%	June 19, 2030	43,700	43,700
Preserve at Pine Valley(4)	SOFR + 1.50%	December 10, 2030	21,200	21,200
Vineyard Commons(5)	SOFR + 1.40%	January 1, 2030	45,175	45,175
Stablewood(6)	SOFR + 3.75%	August 8, 2028	9,493	5,292
Total variable rate			129,568	125,367
Total loans secured by real estate			369,604	365,641
Deferred financing costs, net			(4,047)	(4,327)
Mortgage discount, net			(1,716)	(1,869)
Total debt secured by our properties			$363,841	$359,445

(1) This loan is comprised of a senior and a mezzanine loan. The interest rate and maturity date presented are the weighted average.

(2) The Company entered into an interest rate swap that was not designated as a hedge, which fixed the rate at 6.26%.

(3) The Company entered into an interest rate swap that was not designated as a hedge, which fixed the rate at 5.41%.

(4) The Company entered into an interest rate swap that was not designated as a hedge, which fixed the rate at 4.90%.

(5) The Company entered into an interest rate swap that was not designated as a hedge, which fixed the rate at 4.88%.

(6) Represents a line of credit secured by real estate with a maximum facility size of $50 million.

The following table details the future principal payments due under the Company’s mortgage notes as of March 31, 2026 ($ in thousands):

Year	Mortgage Notes
2026 (remaining)	$938
2027	15,458
2028	41,780
2029	125,273
2030	166,662
Thereafter	19,493
Total future principal payments	$369,604

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

Borrowings from the Repurchase Facility were used to originate the commercial mortgage loans (see Note 5).

The Company’s borrowings from the Repurchase Facility as of March 31, 2026 and December 31, 2025 are detailed in the following table ($ in thousands):

				Borrowings Outstanding
	Maximum Facility Size	Weighted-Average Interest Rate	Weighted-Average Maturity Date	March 31, 2026	December 31, 2025
Repurchase Facility	$250,000	SOFR + 1.52%	August 22, 2027	$228,450	$168,450
Less: Unamortized deferred financing costs				(642)	(587)
	$250,000			$227,808	$167,863

The Company is subject to various financial and operational covenants under certain of its mortgage notes and the Repurchase Facility. These covenants require the Company to maintain certain financial ratios, which may include leverage, debt yield, and debt service coverage, among others. As of March 31, 2026, the Company was in compliance with its loan covenants.

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

The Company’s borrowings from the Credit Facility as of March 31, 2026 and December 31, 2025 are detailed in the following table ($ in thousands):

				Borrowings Outstanding
	Maximum Facility Size	Weighted-Average Interest Rate	Maturity Date	March 31, 2026	December 31, 2025
Credit Facility	$325,000	SOFR + 1.30%	July 15, 2028	$73,000	$73,000

Pursuant to the Credit Agreement, the Company has made certain representations and warranties and must comply with various covenants and reporting requirements. The Credit Agreement contains events of default for financings of this type. Upon the occurrence of certain events of default, Truist, as administrative agent, may, and at the instruction of the Lenders will, among other remedies, suspend the commitments of the Lenders and any obligation of the letter of credit issuers to make letter of credit extensions, terminate the commitments of the Lenders and any obligation of the letter of credit issuer to make letter of credit extensions, demand that existing letters of credit be cash collateralized, and declare the outstanding loans and other obligations under the Credit Facility immediately due and payable. As of March 31, 2026, the Company was in compliance with its loan covenants.

9. Related Party Transactions

Due to Affiliates

The following table details the components of due to affiliates ($ in thousands):

	March 31, 2026	December 31, 2025
Operating expenses	$14,873	$14,254
Organization and offering costs	4,990	5,366
Stockholder servicing fees	7,135	6,301
Management fee	2,282	1,683
Accrued performance participation allocation	1,780	1,365
Total	$31,060	$28,969

Operating expenses

The Adviser has advanced $14.9 million and $14.3 million of operating expenses on the Company’s behalf as of March 31, 2026 and December 31, 2025, respectively. Pursuant to the Advisory Agreement, the Company will reimburse the Adviser for all advanced operating expenses ratably over the 60 months starting the earlier of (i) the first date that the Company’s NAV reaches $1 billion and (ii) December 31, 2026.

Organization and offering costs

Pursuant to the Advisory Agreement, the Adviser advanced amounts totaling $7.5 million of organization and offering costs (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through July 22, 2024. Commencing on July 22, 2024, the Company began reimbursing the Adviser for all such advanced costs ratably over a 60-month period. During the three months ended March 31, 2026, the Company reimbursed $0.4 million to the Adviser.

The outstanding organization and offering expenses due to the Adviser were $5.0 million and $5.4 million as of March 31, 2026 and December 31, 2025, respectively.

Stockholder servicing fees

J.P. Morgan Institutional Investments Inc., a registered broker-dealer affiliated with the Adviser (the “Dealer Manager”), receives a stockholder servicing fee of 0.25%, 0.85%, 0.85% and 0.85% per annum of the aggregate NAV of the Company’s outstanding Class D shares, Class S shares, Class T shares and Class Y shares, respectively. The Company will cease paying the stockholder servicing fee with respect to any Class D share, Class S share, Class T share, and Class Y share sold in the primary offering (in the case of the Class D shares, Class S shares and Class T shares) and in the primary portion of the Class Y private offering (in the case of the Class Y shares) at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such share would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such share (including the gross proceeds of any shares issued under the distribution reinvestment plan with respect thereto). At the end of such month, such Class D share, Class S share, Class T share or Class Y share (and any shares issued under the distribution reinvestment plan with respect thereto) will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV of such share. The Company will accrue the cost of the lifetime stockholder servicing fee as an offering cost at the time each Class D, Class S and Class T share is sold during the primary offering, and, in the case of Class Y shares, at the time each Class Y share is sold during the private offering of Class Y shares. The Company’s obligations to pay stockholder servicing fees with respect to the Class D, Class S, Class T, and Class Y shares distributed in the Offerings will survive until such shares are no longer outstanding (including because such shares converted into Class I shares). As of March 31, 2026, the Company had accrued stockholder servicing fees of $7.1 million. Stockholder servicing fees are recorded as a component of due to affiliates on the Company’s Condensed Consolidated Balance Sheets.

There is no stockholder servicing fee with respect to Class E, Class I or Class X shares.

Management fee

The Company and the Operating Partnership entered into an advisory agreement with the Adviser on May 31, 2022, which was last amended on March 11, 2026 (the “Advisory Agreement”). Pursuant to the Advisory Agreement, the Adviser is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of directors.

The Adviser and certain of its Affiliates receive fees and compensation in connection with the ongoing management of the assets of the Company. The Adviser is paid a management fee equal to 1.00% of NAV per annum for Class D, Class I, Class S and Class T shares and 0.75% of NAV per annum for Class X and Class Y shares, payable monthly. The management fee is paid, at the Adviser’s election, in cash, Class E shares, or Class E units. The Class E shares are not subject to the management fee. The Adviser waived its management fee through December 31, 2022. For the three months ended March 31, 2026 and 2025, the Company incurred management fees of $0.6 million and $0.4 million, respectively. Management fees are recorded as a component of general and administrative expenses on the Company's Condensed Consolidated Statements of Operations. As of March 31, 2026, the Company had accrued management fees of $2.3 million. Management fees are recorded as a component of due to affiliates on the Company’s Condensed Consolidated Balance Sheets.

Accrued performance participation allocation

The Company, as general partner, and the Special Limited Partner entered into the Limited Partnership Agreement of the Operating Partnership on June 3, 2022, which was amended and restated on September 20, 2022, November 13, 2023 and April 17, 2026.

The Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership equal to (i) 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined in the Operating Partnership limited partnership agreement) with respect to Class D, I, S, and T units of the Operating Partnership and (ii) 10.0% of the annual Class X and Y Total Return, subject to a 7% Class X and Y Hurdle Amount and a Class X and Y High-Water Mark, with a 50% Class X and Y Catch-Up (each term as defined in the Operating Partnership’s limited partnership agreement) with respect to Class X units of the Operating Partnership and Class Y units of the Operating Partnership, respectively. Such allocation is measured on a calendar year basis, settled quarterly and accrued monthly. The performance participation interest is not paid on the Class E shares and Class E units. For the three months ended March 31, 2026, the Company incurred $0.4 million of performance participation allocation. For the three months ended March 31, 2025, the Company did not incur any performance participation allocation. The performance participation allocation is recorded as a component of general and administrative expenses on the Company's Condensed Consolidated Statements of Operations. As of March 31, 2026, the Company had accrued performance participation allocation of $1.8 million. The performance participation allocation is recorded as a component of due to affiliates on the Company’s Condensed Consolidated Balance Sheets.

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

On July 14, 2025, the Company entered into a Second Amendment to the Subscription Agreement (the “Amendment”) by and among the Company, the Operating Partnership and the Adviser to amend the repurchase terms for shares of the Company and units of the Operating Partnership purchased by the Adviser. Pursuant to the Amendment, following the end of each month after the earlier of (i) the first date that the Company’s net asset value reaches $1.5 billion and (ii) July 22, 2025, the Company and/or the Operating Partnership will automatically, and without any further action by the Company, the Adviser or any affiliate thereof, repurchase or redeem, as applicable, from the Adviser a number of securities in an amount equal to 80% of the net monthly proceeds from the Offerings, but not to exceed 80% of any remaining availability of repurchases under the Company’s share repurchase plan, after fulfilling any third-party stockholder repurchase requests with respect to such month pursuant thereto. See Note 13 for further details.

10. Other Assets and Liabilities

The following table summarizes the components of other assets ($ in thousands):

	March 31, 2026	December 31, 2025
Lease inducement asset	$10,686	$10,874
Straight-line rent receivable	4,457	3,275
Deferred financing costs, net	2,316	2,565
Tenant receivables	1,779	2,400
Prepaid expenses	2,440	1,244
Interest receivable	1,578	1,226
Pre-acquisition costs	320	352
Other	853	374
Total	$24,429	$22,310

The following table summarizes the components of accounts payable, accrued expenses and other liabilities ($ in thousands):

	March 31, 2026	December 31, 2025
Redemptions payable(1)	$11,351	$6,955
Accrued expenses	5,925	5,947
Distributions payable(2)	2,672	3,433
Deferred rental income	3,527	3,180
Tenant security deposits	2,851	2,786
Accounts payable	2,908	2,194
Real estate taxes payable	2,240	1,582
Other	431	779
Total	$31,905	$26,856

(1) Includes $10.3 million and $6.1 million relating to Mandatorily Redeemable Instruments held by the Adviser as of March 31, 2026 and December 31, 2025, respectively.

(2) Includes $0.1 million and $0.2 million as of March 31, 2026 and December 31, 2025, respectively, relating to distributions declared on Class E units held by the Adviser.

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

The following table details the components of operating lease income ($ in thousands):

	For the Three Months Ended March 31,
	2026	2025
Fixed lease payments	$25,005	$7,055
Variable lease payments	4,667	1,215
Rental revenue	$29,672	$8,270

The following table presents the future minimum rents the Company expects to receive from its retail and industrial properties as of March 31, 2026 ($ in thousands):

Year	Amount
2026 (remaining)	$25,410
2027	33,917
2028	32,762
2029	29,668
2030	25,910
Thereafter	135,331
Total	$282,998

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

As of March 31, 2026, in accordance with the Charter, the Company had authority to issue 5.5 billion shares, consisting of the following (shares in thousands):

Classification	Number of Shares	Par Value
Class D Shares	600,000	$0.01
Class I Shares	1,500,000	0.01
Class S Shares	1,000,000	0.01
Class T Shares	600,000	0.01
Class E Shares	600,000	0.01
Class X Shares	500,000	0.01
Class Y Shares	600,000	0.01
Preferred Stock	100,000	0.01
Total	5,500,000

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock (in thousands). There were no outstanding Class S, Class T or Class X shares as of March 31, 2026:

	For The Three Months Ended March 31, 2026
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y	Total
Beginning balance	1,009	13,949	—	—	55,790	—	8,579	79,327
Common stock issued	5	865	—	—	2,106	—	1,239	4,215
Distribution reinvestment	10	82	—	—	334	—	58	484
Common stock repurchased	(11)	(354)	—	—	(147)	—	(30)	(542)
Ending balance	1,013	14,542	—	—	58,083	—	9,846	83,484

The following table details the movement in the Company’s outstanding shares of common stock (in thousands). There were no outstanding Class S, Class T or Class X shares as of March 31, 2025:

	For The Three Months Ended March 31, 2025
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y	Total
Beginning balance	993	10,146	56	—	18,566	—	2,131	31,892
Common stock issued	60	1,662	—	—	24,171	—	1,426	27,319
Distribution reinvestment	—	—	—	—	—	—	—	—
Common stock repurchased	(3)	(113)	(56)	—	(3)	—	—	(175)
Ending balance	1,050	11,695	—	—	42,734	—	3,557	59,036

There was no outstanding preferred stock as of March 31, 2026 and December 31, 2025, respectively.

Share repurchases

The Company repurchased shares of its common stock for $5.9 million during the three months ended March 31, 2026. The Company had no unfulfilled repurchase requests during the three months ended March 31, 2026. See Note 13 for further details on repurchases of Mandatorily Redeemable Instruments.

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

The purchase price for shares of the Company's common stock purchased pursuant to the distribution reinvestment plan will be equal to the transaction price for the applicable class of shares at the time the distribution is payable (which will generally be equal to the Company’s prior month’s NAV per share). Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares of common stock pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to Class D shares, Class S shares, Class T shares and Class Y shares are calculated based on the Company’s NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan. Shares acquired under the distribution reinvestment plan will entitle the participant to the same rights and be treated in the same manner as shares purchased in the Offerings.

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Internal Revenue Code of 1986, as amended (the “Code”). Shares of each class of common stock receive the same gross distribution per share. The net distribution varies for shares of each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.

The following tables detail the distributions declared for shares of each applicable class of common stock:

	For The Three Months Ended March 31, 2026
	Class D	Class I	Class S(2)	Class T	Class E	Class X	Class Y
Aggregate gross distributions declared per share of common stock	$0.1264	$0.1264	$—	$—	$0.1264	$—	$0.1264
Stockholder servicing fee per share of common stock(1)	—	—	—	—	—	—	(0.0235)
Net distributions declared per share of common stock	$0.1264	$0.1264	$—	$—	$0.1264	$—	$0.1029

	For The Three Months Ended March 31, 2025
	Class D	Class I	Class S(2)	Class T	Class E	Class X	Class Y
Aggregate gross distributions declared per share of common stock	$0.1125	$0.1125	$0.0375	$—	$0.1125	$—	$0.1125
Stockholder servicing fee per share of common stock(1)	—	—	(0.0078)	—	—	—	(0.0229)
Net distributions declared per share of common stock	$0.1125	$0.1125	$0.0297	$—	$0.1125	$—	$0.0896

(1) Stockholder servicing fees only apply to Class D, Class S, Class T and Class Y shares. For purposes of NAV, the Company recognizes the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is incurred. Under GAAP, the Company accrues the full cost of the stockholder servicing fee as an offering cost at the time the Company sells Class D, Class S, Class T and Class Y shares. The stockholder servicing fee on Class D shares was waived as of March 31, 2026, and the NAV attributable to current holders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity. The Company accrued stockholder servicing fees of $7.1 million and $6.3 million as of March 31, 2026 and December 31, 2025, respectively.

(2) All Class S shares were repurchased prior to the February 28, 2025 record date for distributions.

Redeemable Non-Controlling Interest

In connection with its performance participation interest, the Special Limited Partner holds Class E units. See Note 9 for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class E units for cash, at its election, the Company has classified these Class E units as redeemable non-controlling interest in mezzanine equity on the Company’s Condensed Consolidated Balance Sheets. The redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and distributions, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period which was $0.3 million and $0.9 million as of March 31, 2026 and December 31, 2025, respectively.

13. Mandatorily Redeemable Instruments

The Class E units held by JPMIM and purchased pursuant to the Initial Capitalization are mandatorily redeemable, and only subject to delays to the continuous obligation to ultimately redeem the instruments once sufficient availability exists under share repurchase agreements. Therefore, the Mandatorily Redeemable Instruments held by JPMIM are classified as a liability pursuant to Topic 480 — Distinguishing Liabilities from Equity and are presented as Mandatorily Redeemable Instruments at the initial funding amount received, which is equivalent to fair value at the issuance dates. Subsequently, the Mandatorily Redeemable Instruments are carried at their cash redemption value as if the Class E units were repurchased or redeemable at the reporting date, which equals NAV per Class E unit. The change in carrying value (changes in NAV per Class E unit) is classified as Mandatorily redeemable instruments interest costs along with any cash distributions declared in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2026, the Company recorded $0.6 million of Mandatorily redeemable instruments interest costs in the Condensed Consolidated Statements of Operations, which consisted of redemption value adjustments of $0.2 million and distribution expenses of $0.4 million, respectively. During the three months ended March 31, 2025, the Company recorded $1.2 million of mandatorily redeemable instruments interest costs in the Condensed Consolidated Statements of Operations, which consisted of a redemption value adjustment of $0.1 million and distribution expenses of $1.1 million, respectively.

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

As of December 31, 2025, the Company had sold 9.0 million Class E units and 0.5 million Class E shares to the Adviser for an aggregate purchase price of $94.2 million and $5.8 million, respectively. During the three months ended March 31, 2026, the Company did not sell any Class E units or Class E shares to the Adviser that are subject to mandatory repurchase requirements (see Note 2). During the three months ended March 31, 2026, the Company repurchased 2.8 million Class E units amounting to $32.5 million. As of March 31, 2026, there are no outstanding Class E shares held by the Adviser that are subject to mandatory repurchase requirements.

The following table details the Mandatorily Redeemable Instruments activity for the three months ended March 31, 2026 ($ in thousands):

Amount
Balance at the beginning of the year	$54,794
(Repurchase) Issuance	(32,490)
Distributions declared	364
Reclassification to distributions payable/paid	(364)
Redemption value adjustment	208
Ending balance	$22,512

The following table details the future payments due under the Mandatorily Redeemable Instruments as of March 31, 2026 ($ in thousands):

Year	Total(1)
2026 (remaining)	$22,512
2027	—
2028	—
2029	—
2030	—
Thereafter	—
Total future payments	$22,512

(1) See below for the redemption terms.

Redemption features

JPMIM had agreed to hold all the Class E shares and Class E units it purchased pursuant to the JPM Initial Capitalization until July 22, 2025. Following such date, each month the Company has been repurchasing, without further action by JPMIM, a number of Class E shares or Class E units from JPMIM in an amount equal to 80% of the net monthly proceeds from the Offerings, but not to exceed 80% of any remaining availability of repurchases under the Company’s share repurchase plan, after fulfilling any third-party stockholder repurchase requests with respect to such month pursuant thereto until such time as the JPM Initial Capitalization has been fully repurchased; provided, that the number of shares subject to each JPM Mandatory Repurchase may be reduced where other holders of Class E shares that were issued pursuant to the Initial Capitalization and are not subject to repurchase under the share repurchase plan request repurchase of their shares, in which case the Class E shares and Class E units held by JPMIM and such other investors will be repurchased on a pro rata basis based on their respective percentage ownership in the Company immediately prior to such repurchase (not to exceed an aggregate number of shares equal to the amount available under the share repurchase plan’s 2% monthly and 5% quarterly caps). Notwithstanding the foregoing, the Company will not effect any JPM Mandatory Repurchase during any month in which the full amount of all shares requested to be repurchased by stockholders other than JPMIM under the share repurchase plan is not repurchased or when the share repurchase plan has been suspended.

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

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Code. The Mandatorily Redeemable Instruments receive the same gross distribution per share as the Class E common stock. For the three months ended March 31, 2026 and 2025, distributions declared on the Mandatorily Redeemable Instruments totaled $0.4 million and $1.1 million, respectively. When a distribution is declared, the Company records a distribution expense as a component of Mandatorily redeemable instruments interest cost in the Condensed Consolidated Statements of Operations. A distribution payable is also recorded within accounts payable, accrued expenses and other liabilities on the Company's Condensed Consolidated Balance Sheets until the distribution is paid. The distribution payable for Mandatorily Redeemable Instruments was $0.1 million and $0.2 million as of March 31, 2026 and December 31, 2025, respectively.

14. Earnings Per Share

The Company's net (loss) income and weighted-average number of shares outstanding for the three months ended March 31, 2026 and 2025 consist of the following ($ and shares in thousands):

	For the Three Months Ended March 31,
	2026	2025
Net (loss) income attributable to JPMREIT stockholders	$(2,778)	$1,681
Weighted-average shares of common stock outstanding, basic	82,216	50,719
Weighted-average shares of common stock outstanding, diluted	82,216	50,724

The calculation of basic and diluted net (loss) income per share amounts for the three months ended March 31, 2026 and 2025 consists of the following ($ and shares in thousands except per-share numbers):

	For the Three Months Ended March 31,
	2026	2025
Basic Net (Loss) Income per Share Attributable to JPMREIT Stockholders
Numerator:
Net (loss) income attributable to JPMREIT stockholders	$(2,778)	$1,681
Denominator:
Weighted-average shares of common stock outstanding	82,216	50,719
Basic net (loss) income per share of common stock	$(0.03)	$0.03

Diluted Net (Loss) Income per Share Attributable to JPMREIT Stockholders
Numerator:
Net (loss) income attributable to JPMREIT stockholders	$(2,778)	$1,681
Denominator:
Weighted-average shares of common stock outstanding	82,216	50,724
Diluted net (loss) income per share of common stock	$(0.03)	$0.03

For the three months ended March 31, 2026, unvested Class E shares awarded to the Company's independent directors as compensation for their service are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculations would be anti-dilutive for the period. There were no other potentially dilutive, unvested common shares for the three months ended March 31, 2026 and 2025.

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

The following table details the total assets by segment ($ in thousands):

	March 31, 2026	December 31, 2025
Multifamily	$646,208	$649,339
Industrial	434,226	438,750
Single-family rental	43,692	43,671
Retail	122,124	122,873
Investments in real estate debt, real estate-related and other securities	321,246	241,220
Other (corporate)	6,099	7,665
Total assets	$1,573,595	$1,503,518

The following table details the financial results by segment for the three months ended March 31, 2026 ($ in thousands):

	Multifamily	Industrial	Single-family rental	Retail	Investments in real estate debt, real estate-related and other securities	Total
Revenues
Rental revenue	$15,808	$9,607	$1,019	$3,238	$—	$29,672
Total revenues	15,808	9,607	1,019	3,238	—	29,672
Expenses
Rental property operating	7,463	2,052	489	1,288	—	11,292
Total expenses	7,463	2,052	489	1,288	—	11,292
Income from investments in real estate debt	—	—	—	—	5,182	5,182
Income from investments in real estate-related and other securities	—	—	—	—	23	23
Segment net operating income	$8,345	$7,555	$530	$1,950	$5,205	$23,585
Depreciation and amortization	$(7,166)	$(5,854)	$(384)	$(1,544)	$—	$(14,948)
General and administrative						(1,845)
Mandatorily redeemable instruments interest costs						(573)
Interest expense						(9,310)
Other income, net						114
Net loss						$(2,977)
Net loss attributable to non-controlling interests in consolidated joint ventures						(199)
Net loss attributable to JPMREIT stockholders						$(2,778)

The following table details the financial results by segment for the three months ended March 31, 2025 ($ in thousands):

	Multifamily	Industrial	Single-family rental	Retail	Investments in real estate debt, real estate-related and other securities	Total
Revenues
Rental revenue	$4,195	$1,963	$603	$1,509	$—	$8,270
Total revenues	4,195	1,963	603	1,509	—	8,270
Expenses
Rental property operating	1,579	300	484	664	6	3,033
Total expenses	1,579	300	484	664	6	3,033
Income from investments in real estate debt	—	—	—	—	1,478	1,478
Income from investments in real estate-related and other securities	—	—	—	—	1,081	1,081
Segment net operating income (loss)	$2,616	$1,663	$119	$845	$2,553	$7,796
Depreciation and amortization	$(1,635)	$(949)	$(385)	$(589)	$—	$(3,558)
General and administrative						(1,647)
Mandatorily redeemable instruments interest costs						(1,186)
Interest expense						(2,488)
Other income, net						2,743
Net income						$1,660
Net loss attributable to non-controlling interests in consolidated joint ventures						(21)
Net income attributable to JPMREIT stockholders						$1,681

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

Interest rate contracts

Certain of the Company's transactions expose the Company to interest rate risk on loans secured by the Company's real estate. The Company uses derivative financial instruments which includes interest rate swaps to limit the Company's exposure to interest rate fluctuations.

The following table details the Company’s outstanding interest rate swaps that were non-designated hedges of interest rate risk (notional amount in thousands):

	March 31, 2026
Interest rate swap	Number of Instruments	Notional Amount	Weighted-Average Strike Rate	Index	Weighted-Average Maturity (Years)	Weighted-Average Commencement Date	Weighted-Average Maturity Date
Interest rate swaps – mortgage notes	4	$120,100	3.59%	SOFR	2.6	August 17, 2025	October 19, 2028

	December 31, 2025
Interest rate swap	Number of Instruments	Notional Amount	Weighted-Average Strike Rate	Index	Weighted-Average Maturity (Years)	Weighted-Average Commencement Date	Weighted-Average Maturity Date
Interest rate swaps – mortgage notes	4	$120,100	3.59%	SOFR	2.8	August 17, 2025	October 19, 2028

The following table details the fair value of the Company's derivative financial instruments ($ in thousands):

	Fair Value of Derivatives(1)
	March 31, 2026	December 31, 2025
Interest rate swaps	$(366)	$(354)

(1) The derivative liability balances as of March 31, 2026 and December 31, 2025 are included in accounts payable, accrued expenses and other liabilities.

17. Commitments and Contingencies

Litigation

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2026, the Company was not involved in any material legal proceedings.

18. Subsequent Events

The Company evaluated subsequent events through the issuance date of the financial statements, and determined that except as otherwise disclosed herein there were no additional material subsequent events requiring disclosure.

On April 24, 2026, the Company acquired a 114-unit, 55+ active adult mid-rise rental community located in the Philadelphia Metropolitan Statistical Area for $28.7 million, excluding closing costs.

Subsequent to March 31, 2026 through May 15, 2026, the Company repurchased 1.3 million Class E units from the Adviser for an aggregate amount of $14.5 million.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about our business, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Such forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. We believe these factors also include those described under the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which is accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

Q1 2026 Highlights

Capital raising and distributions

•
Raised net proceeds of $52.6 million from the sale of shares of our common stock, including shares issued under our distribution reinvestment plan, during the three months ended March 31, 2026.
•
Declared distributions totaling $10.5 million for the three months ended March 31, 2026, including $0.4 million related to Class E units owned by the Adviser.

The details of the average annualized distribution rates and total returns as of March 31, 2026 are shown in the following table:

	Class D	Class I	Class E	Class Y
Average annualized distribution rate(1)	4.80%	4.77%	4.43%	3.64%
Year-to-date total return, without upfront selling commissions(2)	1.57%	1.57%	2.04%	1.59%
Year-to-date total return, assuming maximum upfront selling commissions(2)	0.07%	1.57%	2.04%	-1.84%
Inception-to-date total return, without upfront selling commissions(2) (3)	6.14%	6.19%	8.12%	6.01%
Inception-to-date total return, assuming maximum upfront selling commissions(2) (3)	5.65%	6.19%	8.12%	4.40%

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

Investing

•
Originated an $84.0 million real estate debt investment, of which $80.0 million was funded at origination.

Financing

•
Borrowed $60.0 million from the Repurchase Facility to finance the investment in real estate debt.

Portfolio

The following chart outlines the percentage of our assets across investments in real estate, real estate debt and real estate-related and other securities based on fair value by category as of March 31, 2026:

Asset Allocation(1)
1%
18%
81%
Real estate
Real estate debt
Real estate-related and other securities

(1) Real estate includes our direct property investments; real estate debt includes commercial mortgage loans; and real estate-related and other securities consists of our CMBS investments.

The following charts further describe the composition of our investments in real estate based on estimated fair value as of March 31, 2026:

Investments in real estate

As of March 31, 2026, we owned 60 real estate properties which are summarized in the following table ($ in thousands):

Property type	Number of Properties	Sq. Ft. (in thousands)/ Number of Units(1)	Occupancy Rate(1)(2)	Gross Asset Value(3)	Revenue(4)	% of Revenue
Multifamily	16	2,973 units	90%	$705,091	$15,808	53%
Single-family rental(5)	1	126 units	86%	46,802	1,019	4%
Industrial(6)	40	5,664 sq. ft.	99%	467,017	9,607	32%
Retail(7)	3	236 sq. ft.	95%	122,623	3,238	11%
Total	60			$1,341,533	$29,672	100%

(1) Excludes properties under development related to one of our retail investments.

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

(3) Based on fair value as of March 31, 2026.

(4) Revenue includes tenant recoveries, straight-line rent, above-market lease amortization and below-market lease amortization.

(5) Represents 126 Fiore townhomes that are included as a single property in the number of properties.

(6) Includes 3.7 million square feet of land related to industrial outdoor storage and 2.0 million square feet of buildings related to other industrial properties.

(7) Includes four retail developments that are represented as a single property in the number of properties.

The following table provides information regarding our real estate properties as of March 31, 2026:

Property Type and Investment	Number of Properties	Location(1)	Acquisition Date	Ownership Interest(2)	Sq. ft. (in thousands)/Number of Units(3)	Occupancy(4)
Multifamily:
Caroline West Gray	1	Houston, TX	November 2022	95%	275 units	91%
Caroline Post Oak	1	Houston, TX	November 2022	95%	238 units	89%
Coda on Centre	1	Pittsburgh, PA	December 2022	100%	175 units	88%
Preserve at Pine Valley	1	Wilmington, NC	February 2025	90%	219 units	87%
Bass Lofts	1	Atlanta, GA	March 2025	100%	133 units	92%
The Elmstead	1	Providence, RI	June 2025	100%	100 units	91%
The Kensley	1	Jacksonville, FL	June 2025	100%	300 units	80%
Echelon Oswego	1	Chicago, IL	June 2025	100%	312 units	91%
Reflections at Red Mountain	1	Mesa, AZ	June 2025	100%	256 units	92%
Charleston Darby Portfolio	5	Charleston, SC	August 2025	90%	647 units	94%
Vineyard Commons	1	Kingston, NY	August 2025	100%	185 units	95%
Baker Chocolate Factory	1	Boston, MA	October 2025	95%	133 units	86%
Total multifamily	16				2,973 units
Single-family rental:
Fiore(5)	1	Sarasota, FL	December 2023 - September 2024	100%	126 units	86%
Total single-family rental	1				126 units
Industrial:
Industrial outdoor storage
6200 Bristol	1	Philadelphia, PA	October 2022	100%	424 sq. ft.	100%
Industrial outdoor storage portfolio	17	Various(6)	June and September 2025	100%	3,284 sq. ft.	100%
Total industrial outdoor storage	18				3,708 sq. ft.
Other industrial
Savannah Truck Terminal	1	Savannah, GA	July 2023	100%	136 sq. ft.	100%
PODS	2	Various(7)	November 2024	100%	154 sq. ft.	100%
Norfolk Industrial Portfolio	7	Various(8)	April 2025	88%	581 sq. ft.	89%
Dallas Infill Portfolio	9	Dallas, TX	May and July 2025	100%	553 sq. ft.	100%
One Brooklyn	1	New York, NY	July 2025	100%	76 sq. ft.	100%
11801 Industry	1	Jacksonville, FL	July 2025	100%	257 sq. ft.	100%
125 Fisher Street	1	Worcester, MA	December 2025	100%	199 sq. ft.	90%
Total other industrial	22				1,956 sq. ft.
Total industrial	40
Retail:
Shops at Grand Avenue	1	New York, NY	May 2024	95%	100 sq. ft.	88%
Stablewood	1	Various(9)	Various	98%	—	—
Shoppes at Heron Lakes	1	Miami, FL	November 2025	100%	136 sq. ft.	100%
Total retail	3				236 sq. ft.

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

Lease expirations

The following table details the expiring leases at our retail and industrial properties by annualized base rent as of March 31, 2026 ($ in thousands). The table below excludes our multifamily and single-family rental properties as substantially all leases at such properties expire within 12 months:

Year	Number of Expiring Leases	Annualized Rent(1)	% of Total Annualized Rent Expiring
2026 (remaining)	7	$1,184	4%
2027	9	1,979	6%
2028	17	2,959	9%
2029	10	2,796	9%
2030	18	6,087	19%
2031	5	1,521	5%
2032	3	1,229	4%
2033	1	1,784	6%
2034	4	569	2%
2035	3	1,360	4%
Thereafter	21	10,098	32%
Total	98	$31,566	100%

(1) Represents annualized base rent as of March 31, 2026 and excludes tenant recoveries.

Investments in real estate debt

The following table summarizes our investments in real estate debt as of March 31, 2026 and December 31, 2025 ($ in thousands):

					March 31, 2026		December 31, 2025
Real Estate Debt	Number of Positions	Credit Rating	Weighted-Average Coupon	Weighted-Average Maturity Date	Cost Basis	Fair Value	Cost Basis	Fair Value
Commercial Mortgage Loan	4	Not Rated	SOFR(1) + 2.52%	December 15, 2027	$304,600	$304,573	$224,600	$224,600

(1) “SOFR” refers to the Secured Overnight Financing Rate.

Investments in real estate-related and other securities

The following table summarizes our investments in real estate-related and other securities as of March 31, 2026 and December 31, 2025 ($ in thousands):

			March 31, 2026			December 31, 2025
Real Estate-Related and Other Securities	Weighted-Average Coupon	Weighted-Average Maturity Date	Face Amount	Cost Basis	Fair Value	Face Amount	Cost Basis	Fair Value
CMBS	6.7%	August 28, 2039	$15,000	$15,107	$15,095	$15,000	$15,107	$15,323

Results of Operations

The following tables set forth information regarding our consolidated results of operations ($ in thousands, except per share data):

	For the Three Months Ended March 31,
	2026	2025	Change
Revenues
Rental revenue	$29,672	$8,270	$21,402
Total revenues	29,672	8,270	21,402
Expenses
Rental property operating	11,292	3,033	8,259
General and administrative	1,845	1,647	198
Depreciation and amortization	14,948	3,558	11,390
Total expenses	28,085	8,238	19,847
Other income (expense), net
Income from investments in real estate debt	5,182	1,478	3,704
Income from investments in real estate-related and other securities	23	1,081	(1,058)
Mandatorily redeemable instruments interest costs	(573)	(1,186)	613
Interest expense	(9,310)	(2,488)	(6,822)
Other income, net	114	2,743	(2,629)
Total other (expense) income, net	(4,564)	1,628	(6,192)
Net (loss) income	$(2,977)	$1,660	$(4,637)
Net loss attributable to non-controlling interests in consolidated joint ventures	(199)	(21)	(178)
Net (loss) income attributable to JPMREIT stockholders	$(2,778)	$1,681	$(4,459)
Net (loss) income per share of common stock – basic	$(0.03)	$0.03	$(0.07)
Net (loss) income per share of common stock – diluted	$(0.03)	$0.03	$(0.07)
Weighted-average shares of common stock outstanding – basic	82,216	50,719	31,497
Weighted-average shares of common stock outstanding – diluted	82,216	50,724	31,492

Rental revenue

Due to our acquisitions of real estate since March 31, 2025, our rental revenue for the three months ended March 31, 2026 and March 31, 2025 is not comparable. Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, single-family rental, industrial and retail properties. Rental revenue, aside from short-term leases generally less than one year in term, is recognized on a straight-line basis over the life of the lease, including any fixed and measurable rent escalations and abatements.

Rental property operating expenses

Rental property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of rental property operating expenses include insurance, utilities, real estate taxes and repair and maintenance expenses. Due to our acquisitions of real estate since March 31, 2025, our rental property operating expenses for the three months ended March 31, 2026 and March 31, 2025 are not comparable.

General and administrative expenses

During the three months ended March 31, 2026, general and administrative expenses increased by $0.2 million, in comparison to the corresponding period in 2025. The increase was primarily due to an increase of $0.3 million in performance participation allocation, and an increase of $0.2 million in asset management fees, partially offset by a decrease of $0.3 million in legal and professional fees.

Depreciation and amortization expenses

Depreciation and amortization expenses are impacted by the fair values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. During the three months ended March 31, 2026, depreciation and amortization expenses increased by $11.4 million in comparison to the corresponding period in 2025. Depreciation and amortization expense increased as compared to the corresponding periods in 2025 due to our acquisitions of real estate since March 31, 2025.

Income from investments in real estate debt

During the three months ended March 31, 2026, income from investments in real estate debt increased by $3.7 million in comparison to the corresponding period in 2025 primarily due to the $225.3 million of real estate debt originated since March 31, 2025.

Income from investments in real estate-related and other securities

During the three months ended March 31, 2026, income from investments in real estate-related and other securities decreased by $1.1 million in comparison to the corresponding period in 2025. The decrease was primarily due to a decrease in interest income of $0.3 million and a decrease in net unrealized gain of $0.8 million.

Mandatorily redeemable instruments interest costs

During the three months ended March 31, 2026, mandatorily redeemable instruments interest costs decreased by $0.6 million in comparison to the corresponding period in 2025 primarily due to a decrease in distributions declared of $0.7 million, partially offset by an increase in redemption value adjustment of $0.1 million due to repurchases during the year.

Interest expense

During the three months ended March 31, 2026, interest expense increased by $6.8 million, in comparison to the corresponding period in 2025. Interest expense primarily consists of interest expense incurred on our mortgage notes, Repurchase Facility and the Credit Facility. The change in interest expense was primarily attributable to an increase in interest expense relating to our new mortgage notes and an increase in borrowings under the Repurchase Facility and the Credit Facility since March 31, 2025.

Other income, net

During the three months ended March 31, 2026, other income, net decreased by $2.6 million in comparison to the corresponding period in 2025 primarily due to a decrease of $2.6 million in interest income from our investment in a money market fund.

Net loss attributable to non-controlling interests in consolidated joint ventures

During the three months ended March 31, 2026, net loss attributable to non-controlling interests in consolidated joint ventures increased by $0.2 million in comparison to the corresponding period in 2025 primarily due to the non-controlling interest held by our joint venture partners in properties acquired since March 31, 2025.

Funds from Operations and Adjusted Funds from Operations

We believe funds from operations (“FFO”) is a meaningful supplemental non-GAAP operating measure, which should be considered along with, but not as an alternative to, net (loss) income as a measure of operating performance. Our condensed consolidated financial statements are presented under historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments will decrease evenly over a set time period. However, we believe that the value of real estate investments will change over time based on market conditions and as such, depreciation under historical cost accounting may be less informative. FFO is a standard REIT industry measure defined by the National Association of Real Estate Investment Trusts (“Nareit”).

FFO, as defined by Nareit and presented below, is calculated as net income or loss (computed in accordance with GAAP), excluding (i) depreciation and amortization, (ii) impairment of investments in real estate, (iii) net gains or losses from sales of real estate, (iv) net gains or losses from change in control, and (v) similar adjustments for non-controlling interests and unconsolidated entities.

We also believe that adjusted FFO (“AFFO”) is a meaningful supplemental non-GAAP disclosure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income and expense, (ii) amortization of above- and below-market lease intangibles, net, (iii) unrealized gains or losses in fair value of financial instruments, (iv) non-cash performance participation allocation, (v) organization costs, (vi) amortization of deferred financing costs, (vii) amortization of restricted stock awards, (viii) amortization of mortgage premium/discount, and (ix) similar adjustments for unconsolidated joint ventures. AFFO is not defined by Nareit and our calculation of AFFO may not be comparable to disclosures made by other REITs.

The following table presents a reconciliation of net loss attributable to stockholders to FFO and AFFO ($ in thousands):

	For the Three Months Ended March 31,
	2026	2025
Net loss attributable to JPMREIT stockholders	$(2,778)	$1,681
Adjustments to arrive at FFO:
Real estate depreciation and amortization	14,948	3,558
Amount attributable to non-controlling interests for above adjustments	(503)	(236)
FFO attributable to stockholders	11,667	5,003
Adjustments to arrive at AFFO:
Straight-line rental income	(1,161)	(216)
Amortization of above-and below-market lease intangibles	(697)	(15)
Changes in fair value of financial instruments, net	475	(525)
Performance Participation Allocation	415	—
Amortization of deferred financing costs	633	50
Amortization of stock based compensation awards	26	25
Accretion of mortgage discount	152	34
Amount attributable to non-controlling interests for above adjustments	59	1
AFFO attributable to JPMREIT stockholders	$11,569	$4,357

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

Capital resources

The following table is a summary of our indebtedness as of March 31, 2026 and December 31, 2025 ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	March 31, 2026	December 31, 2025
Fixed rate debt secured by our properties
Caroline West Gray	5.44%	December 1, 2029	N/A	$45,911	$45,911
Caroline Post Oak	5.44%	December 1, 2029	N/A	40,528	40,528
Coda on Centre	4.28%	May 1, 2029	N/A	27,718	27,860
The Elmstead(1)	4.30%	April 1, 2031	N/A	21,245	21,245
Bass Lofts	3.95%	September 5, 2027	N/A	14,806	14,902
One Brooklyn	4.35%	July 1, 2028	N/A	6,600	6,600
Charleston	5.08%	September 1, 2030	N/A	59,728	59,728
Baker Chocolate	3.91%	January 1, 2028	N/A	23,500	23,500
Total fixed rate				240,036	240,274
Variable rate debt secured by our properties
6200 Bristol(2)	SOFR + 2.05%	April 1, 2029	N/A	10,000	10,000
Norfolk Industrial Portfolio(3)	SOFR + 1.75%	June 19, 2030	N/A	43,700	43,700
Preserve at Pine Valley(4)	SOFR + 1.50%	December 10, 2030	N/A	21,200	21,200
Vineyard Commons(5)	SOFR + 1.40%	January 1, 2030	N/A	45,175	45,175
Stablewood	SOFR + 3.75%	August 8, 2028	$50,000	9,493	5,292
Total variable rate				129,568	125,367

Total loans secured by real estate				369,604	365,641

Repurchase Facility	SOFR + 1.52%	August 22, 2027	$250,000	228,450	168,450
Unsecured revolving credit facility	SOFR + 1.30%	July 15, 2028	$325,000	73,000	73,000
Total indebtedness				$671,054	$607,091

(1) This loan is comprised of a senior and mezzanine loan. The interest rate and maturity date presented are the weighted average.

(2) We entered into an interest rate swap that was not designated as a hedge, which fixed the rate at 6.26%.

(3) We entered into an interest rate swap that was not designated as a hedge, which fixed the rate at 5.41%.

(4) We entered into an interest rate swap that was not designated as a hedge, which fixed the rate at 4.90%.

(5) We entered into an interest rate swap that was not designated as a hedge, which fixed the rate at 4.88%.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	For the Three Months Ended
	March 31, 2026	March 31, 2025	Change
Net cash provided by operating activities	$11,738	$5,506	$6,232
Net cash used in investing activities	(85,897)	(118,619)	32,722
Net cash provided by financing activities	71,015	295,968	(224,953)
Net change in cash, cash equivalents and restricted cash	$(3,144)	$182,855	$(185,999)

Cash flows provided by operating activities increased by $6.2 million for the three months ended March 31, 2026 compared to the corresponding period in 2025 primarily due to an increase in cash flows from operations from our investments in real estate as a result of growth in the size of our portfolio.

Cash flows used in investing activities decreased by $32.7 million for the three months ended March 31, 2026 compared to the corresponding period in 2025 primarily due to a decrease of $51.4 million in real estate acquisitions and a decrease of $63.1 million in purchase of real-estate related and other securities, partially offset by an increase of $80.0 million in the origination of investments in real estate debt.

Cash flows provided by financing activities decreased by $225.0 million for the three months ended March 31, 2026 compared to the corresponding period in 2025 primarily due to a decrease of net proceeds from the issuance of common stock of $251.3 million and an increase of $32.3 million in repurchases of common stock and mandatorily redeemable instruments, partially offset by an increase of $60.0 million in proceeds from the Repurchase Facility.

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

The following tables detail the aggregate distributions declared for each applicable class of common stock:

	For The Three Months Ended March 31, 2026
	Class D	Class I	Class S(2)	Class T	Class E	Class X	Class Y
Aggregate gross distributions declared per share of common stock	$0.1264	$0.1264	$—	$—	$0.1264	$—	$0.1264
Stockholder servicing fee per share of common stock(1)	—	—	—	—	—	—	(0.0235)
Net distributions declared per share of common stock	$0.1264	$0.1264	$—	$—	$0.1264	$—	$0.1029

	For The Three Months Ended March 31, 2025
	Class D	Class I	Class S(2)	Class T	Class E	Class X	Class Y
Aggregate gross distributions declared per share of common stock	$0.1125	$0.1125	$0.0375	$—	$0.1125	$—	$0.1125
Stockholder servicing fee per share of common stock(1)	—	—	(0.0078)	—	—	—	(0.0229)
Net distributions declared per share of common stock	$0.1125	$0.1125	$0.0297	$—	$0.1125	$—	$0.0896

(1) Stockholder servicing fees only apply to Class D, Class S, Class T and Class Y shares. For purposes of NAV, the Company recognizes the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is incurred. Under GAAP, the Company accrues the full cost of the stockholder servicing fee as an offering cost at the time the Company sells Class D, Class S, Class T and Class Y shares. The stockholder servicing fee on Class D shares was waived as of March 31, 2026, and the NAV attributable to current holders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity. The Company accrued stockholder servicing fees of $7.1 million and $6.3 million as of March 31, 2026 and December 31, 2025, respectively.

(2) All Class S shares were repurchased prior to the February 28, 2025 record date for distributions.

The following tables summarize our distributions paid on our shares of common stock ($ in thousands):

	For The Three Months Ended March 31, 2026		For The Three Months Ended March 31, 2025
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$4,508	45%	$2,601	55%
Reinvested in shares	5,444	55%	2,119	45%
Total distributions	$9,952	100%	$4,720	100%
Source of Distributions
Cash flows from operating activities	$9,952	100%	$4,720	100%
Offering proceeds	—	—	—	—
Total sources of distributions	$9,952	100%	$4,720	100%
Cash flows from operating activities	$11,738		$5,506
Funds from Operations	$11,667		$5,003
Adjusted Funds from Operations	$11,569		$4,357

In addition to the distributions paid on our common stock, during the three months ended March 31, 2026 and 2025, we paid $0.5 million and $1.1 million, respectively, for Mandatorily Redeemable Instruments. Such amounts are recorded in Mandatorily redeemable instruments interest costs on our Condensed Consolidated Statements of Operations.

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

The following valuation methods are used for purposes of calculating our NAV:

•
Investments in real property are valued by our independent valuation advisor and independent third-party appraisal firms using the income approach’s discounted cash flow method. The discounted cash flow method takes into consideration contractual rent payments over the life of the lease term offset by any capitalized expenditures. Our independent valuation advisor and independent third-party appraisers may supplement the discounted cash flow analysis with a sales comparison approach and the income approach’s direct capitalization method, but typically reconcile exclusively to the discounted cash flow method.
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
•
Investments in real estate-related and other securities consists of investments in commercial mortgage-backed securities. We classify real estate-related and other securities as trading securities which the Adviser generally values on the basis of publicly available market quotations or at fair value determined in accordance with GAAP.

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

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. We believe our NAV is a meaningful supplemental non-GAAP operating metric. The following table provides a breakdown of the major components of our NAV as of March 31, 2026 ($ and shares/units in thousands):

Components of NAV	March 31, 2026
Investments in real estate	$1,341,533
Investments in real estate debt	304,573
Investments in real estate-related and other securities	15,095
Cash and cash equivalents	15,285
Restricted cash	4,676
Other assets	9,797
Debt obligations	(669,560)
Other liabilities	(32,334)
Accrued performance participation allocation	(1,780)
Stockholder servicing fees payable the following month(1)	(80)
Non-controlling interests in joint ventures	(17,917)
Mandatorily redeemable instruments(2)	(22,512)
Net Asset Value	$946,776
Number of outstanding shares/units	83,507

(1) Stockholder servicing fees only apply to Class T, Class S, Class D and Class Y shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under accounting principles generally accepted in the United States of America (“GAAP”), we accrue the lifetime cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S, Class D and Class Y shares. The stockholder servicing fee on Class D shares was waived as of March 31, 2026, and the NAV attributable to current holders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity. As of March 31, 2026, we had accrued under GAAP stockholder servicing fees of $7.1 million.

(2) Represents Class E units in the Operating Partnership (the “Mandatorily Redeemable Instruments”) held by the Adviser that are mandatorily redeemable and only subject to delays to the continuous obligation to ultimately redeem such units once sufficient availability exists under the share repurchase agreements. Therefore, the Mandatorily Redeemable Instruments held by the Adviser are classified as a liability pursuant to Topic 480 — Distinguishing Liabilities from Equity and are initially presented at the initial funding amount received, which is equivalent to fair value at the issuance dates. Subsequently, the Mandatorily Redeemable Instruments are carried at their cash redemption value as if the units were repurchased or redeemable at the reporting date, which equals NAV per Class E unit of $11.53. As of March 31, 2026, there were approximately 2.0 million Class E units included in Mandatorily Redeemable Instruments.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of March 31, 2026 ($ and shares/units in thousands except per-share/unit data):

NAV Per Share/Unit	Class D Shares	Class I Shares	Class S Shares	Class T Shares	Class E Shares	Class X Shares	Class Y Shares	Operating Partnership Units(1)	Total
Net asset value	$10,742	$154,862	$—	$—	$669,496	$—	$111,419	$257	$946,776
Number of outstanding shares/units	1,014	14,542	—	—	58,084	—	9,845	22	83,507
NAV per share/unit	$10.60	$10.65	$—	$—	$11.53	$—	$11.32	$11.53

(1) Class E units held by the Special Limited Partner.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the March 31, 2026 valuations, based on property types. Once we own more than one single-family rental, we will include the key assumptions for such property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	7.31%	5.89%
Industrial	7.94%	6.43%
Retail	7.64%	6.63%

These assumptions are determined by our independent valuation advisor and reviewed by the Adviser. A change in these assumptions would impact the calculation of the values of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily Investment Values	Industrial Investment Values	Retail Investment Values
Discount Rate	0.25% decrease	1.95%	1.94%	1.84%
(weighted average)	0.25% increase	(1.87)%	(1.83)%	(1.84)%
Exit Capitalization Rate	0.25% decrease	2.68%	2.51%	2.30%
(weighted average)	0.25% increase	(2.51)%	(2.19)%	(2.03)%

The following table reconciles stockholders’ equity per our Condensed Consolidated Balance Sheets to our NAV as of March 31, 2026 ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	March 31, 2026
Stockholders’ equity under GAAP	$803,312
Redeemable non-controlling interest	257
Total stockholders’ equity and Operating Partnership units	803,569
Adjustments:
Organization, offering costs and operating expenses(1)	9,118
Accrued stockholder servicing fees(2)	7,055
Unrealized real estate and borrowings appreciation, net(3)	54,532
Accumulated depreciation and amortization(4)	76,959
Straight-line rent receivable(5)	(4,457)
NAV	$946,776

(1) The Adviser advanced our organization and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through July 22, 2024. On such date, we began reimbursing the Adviser for all such advanced costs ratably over a period that will continue until 60 months following such date. During the three months ended March 31, 2026, we reimbursed $0.4 million to the Adviser. In addition, the Adviser has agreed to advance on our behalf certain of our operating expenses through the earlier of (i) the first date that our NAV reaches $1 billion and (ii) December 31, 2026 at which point we will reimburse the Adviser for all such advanced expenses ratably over the 60 months following such date. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For the purposes of calculating NAV, such costs will be recognized as a reduction to NAV as they are reimbursed ratably over the respective 60-month reimbursement periods.

(2) Stockholder servicing fees only apply to Class D, Class S, Class T and Class Y shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction to our NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the lifetime cost of the stockholder servicing fee as an offering cost at the time we sell Class D, Class S, Class T and Class Y shares. The stockholder servicing fee on Class D shares was waived as of March 31, 2026, and the NAV attributable to current holders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity.

(3) Our investments in real estate are presented at historical cost in our GAAP condensed consolidated financial statements. Additionally, our mortgage notes, Repurchase Facility and the Credit Facility (“Borrowings”) are presented at their carrying values in our condensed consolidated financial statements. As such, any changes in the fair market values of our investments in real estate or our Borrowings are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and our Borrowings are recorded at fair value.

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

We evaluated our portfolio, as of March 31, 2026 and December 31, 2025, for impairment indicators. We did not record any impairment losses for the three months ended March 31, 2026 or year ended December 31, 2025.

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

Investments in real estate debt

Our investments in real estate debt consist of investments in commercial mortgage loans. Our investments in real estate debt are carried at fair value as we elected the fair value option. Investments with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to interest rate risk with respect to our variable-rate indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We may seek to manage or mitigate our exposure to interest risk through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of March 31, 2026, the outstanding principal balance of our variable rate indebtedness was $310.9 million.

Certain of our mortgage loans and other indebtedness are variable rate and indexed to SOFR. For the three months ended March 31, 2026, a 10% increase in SOFR would have resulted in an increase in interest expense of $0.3 million. We have executed interest rate swaps with an aggregate notional amount of $120.1 million as of March 31, 2026, to hedge the risk of increasing interest rates.

We have invested a portion of our portfolio in floating-rate investments in real estate debt and intend to invest in both fixed- and floating-rate real estate debt investments in the future. For floating-rate investments in real estate debt, our net income will increase or decrease depending on interest rate movements. For the three months ended March 31, 2026, a 10% decrease in the reference rate would have resulted in a decrease in interest income of $0.2 million. Additionally, interest rate movement can impact the valuation of real estate debt depending on various aspects of the instrument, including the credit rating, duration and structure of the interest rate payments.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”). The risks described in our 2025 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes to the risk factors disclosed in our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered sales of equity securities

All sales of unregistered securities during the three months ended March 31, 2026 were previously disclosed.

Share repurchase plan

We adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of our shares is limited to 2% of the aggregate NAV per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and 5% of the aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to stockholders as of the end of the immediately preceding three months). Shares are repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year are repurchased at 98% of the transaction price. In the event we determine to repurchase some but not all of the shares submitted for repurchase during any month, shares submitted for repurchase during such month will be repurchased on a pro rata basis based on the amount requested after we have repurchased all shares for which repurchase was requested due to death or disability and other limited exceptions. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests and have established limitations on the amount of funds we may use for repurchase during any calendar month and quarter. See Note 3 “— Share Repurchase Plan” to our 2025 Form 10-K for additional detail regarding our share repurchase plan.

During the three months ended March 31, 2026, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Period	Total Number of Shares Repurchased	Repurchases as a Percentage of NAV(1)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Repurchased Under the Publicly Announced Plans or Programs
January 2026(2)	312,936	0.39%	$10.99	295,425	—
February 2026	128,835	0.15%	10.58	128,835	—
March 2026	99,624	0.12%	10.79	99,624	—

(1) Represents aggregate NAV of shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.

(2)The total number of shares repurchased and average price paid per share include 17,511 Class E common shares repurchased outside of the share repurchase plan that were previously issued pursuant to the Initial Capitalization.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended March 31, 2026.

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

3.3	Articles of Amendment, dated November 13, 2023 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 16, 2023 and incorporated herein by reference).
3.4	Articles Supplementary, dated November 13, 2023 (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 16, 2023 and incorporated herein by reference).
3.5	Second Articles of Amendment, dated November 13, 2023 (filed as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on November 16, 2023 and incorporated herein by reference).
3.6	Articles Supplementary, dated April 16, 2024 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 22, 2024 and incorporated herein by reference).
3.7	Third Articles of Amendment, dated November 7, 2025 (filed as Exhibit 3.7 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2025 and incorporated herein by reference).
3.8	Bylaws of J.P. Morgan Real Estate Income Trust, Inc. (filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 filed on June 14, 2022 and incorporated herein by reference).
4.1

Fourth Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.1 to Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-11 filed on April 15, 2026 and incorporated herein by reference).

10.1

Fourth Amended and Restated Advisory Agreement by and among J.P. Morgan Real Estate Income Trust, Inc., J.P. Morgan REIT Operating Partnership, L.P. and J.P. Morgan Investment Management Inc., dated March 11, 2026 (filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K filed on March 16, 2026 and incorporated herein by reference).

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

J.P. Morgan Real Estate Income Trust, Inc.

Date: May 15, 2026	By:	/s/ Chad Tredway
Chad Tredway
Chairperson of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Lawrence A. Goodfield, Jr.
Lawrence A. Goodfield, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)