Form 10-Q
period 2026-06-30
J.P. Morgan Real Estate Income Trust, Inc.
filed 2026-08-12
CIK 1893262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 12, 2026, the registrant had outstanding 1,016,912 shares of Class D common stock, 23,615,833 shares of Class I common stock, 9,933 shares of Class T common stock, 64,121,187 shares of Class E common stock and 12,183,017 shares of Class Y common stock. There were no outstanding shares of Class S or Class X common stock.

i

Item 1. Financial Statements.
J.P. Morgan Real Estate Income Trust, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except per-share data)

	June 30, 2026	December 31, 2025
ASSETS
Investments in real estate, net	$1,219,081	$1,159,632
Investments in real estate debt	304,589	224,600
Investments in real estate-related and other securities	14,999	15,323
Intangible assets, net	73,445	58,548
Cash and cash equivalents	28,539	18,416
Restricted cash	6,085	4,689
Deposits on real estate	7,650	—
Other assets, net	35,372	22,310
Total assets	$1,689,760	$1,503,518
LIABILITIES AND EQUITY
Mortgage notes, net	$364,066	$359,445
Repurchase facility, net	227,883	167,863
Unsecured revolving credit facility	55,000	73,000
Intangible liabilities, net	7,135	8,435
Mandatorily redeemable instruments	—	54,794
Due to affiliates	31,418	28,969
Accounts payable, accrued expenses and other liabilities	27,192	26,856
Total liabilities	712,694	719,362

Commitments and contingencies (Note 17)	—	—
Redeemable non-controlling interest	952	864

Equity
Common stock – Class D shares, $0.01 par value per share, 600,000 shares authorized, and 1,017 and 1,009 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	10	10
Common stock – Class I shares, $0.01 par value per share, 1,500,000 shares authorized, and 22,898 and 13,949 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	229	139
Common stock - Class T shares, $0.01 par value per share, 600,000 shares authorized, and 2 and 0 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common stock – Class E shares, $0.01 par value per share, 600,000 shares authorized, and 63,510 and 55,790 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	635	558
Common stock – Class Y shares, $0.01 par value per share, 600,000 shares authorized, and 11,717 and 8,579 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	117	86
Additional paid-in capital	1,059,266	844,236
Accumulated deficit	(98,144)	(74,128)
Total stockholders’ equity	962,113	770,901
Non-controlling interests in consolidated joint ventures	14,001	12,391
Total equity	976,114	783,292
Total liabilities and equity	$1,689,760	$1,503,518
The accompanying notes are an integral part of these condensed consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per-share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Rental revenue	$29,339	$13,236	$59,010	$21,505
Total revenues	29,339	13,236	59,010	21,505
Expenses
Rental property operating	11,431	4,436	22,722	7,469
General and administrative	1,500	1,551	3,345	3,198
Depreciation and amortization	13,141	8,132	28,089	11,690
Total expenses	26,072	14,119	54,156	22,357
Other income (expense), net
Income from investments in real estate debt	4,836	2,084	10,018	3,562
Income from investments in real estate-related and other securities	160	1,053	183	2,134
Mandatorily redeemable instruments interest costs	(12)	(1,552)	(585)	(2,738)
Interest expense	(8,634)	(2,992)	(17,944)	(5,480)
Other income, net	1,391	2,230	1,505	4,973
Total other (expense) income, net	(2,259)	823	(6,823)	2,451
Net income (loss)	$1,008	$(60)	$(1,969)	$1,599
Net loss attributable to non-controlling interests in consolidated joint ventures	(76)	(92)	(275)	(113)
Net income (loss) attributable to JPMREIT stockholders	$1,084	$32	$(1,694)	$1,712
Net income (loss) per share of common stock – basic	$0.01	$—	$(0.02)	$0.03
Net income (loss) per share of common stock – diluted	$0.01	$—	$(0.02)	$0.03
Weighted-average shares of common stock outstanding – basic	97,919	65,443	90,111	58,122
Weighted-average shares of common stock outstanding – diluted	97,925	65,449	90,111	58,127
The accompanying notes are an integral part of these condensed consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in thousands, except per-share data)

	Par Value
	Common Stock Class D	Common Stock Class I	Common Stock Class T	Common Stock Class E	Common Stock Class Y	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at March 31, 2026	$10	$145	$—	$581	$99	$889,548	$(87,071)	$803,312	$12,297	$815,609
Common stock issued, net of offering costs	—	84	—	50	17	165,094	—	165,245	—	165,245
Common stock repurchased	—	(1)	—	—	—	(2,077)	—	(2,078)	—	(2,078)
Distributions declared on common stock	—	—	—	—	—	—	(12,157)	(12,157)	—	(12,157)
Distribution reinvestments	—	1	—	4	1	6,696	—	6,702	—	6,702
Net income ($1 loss allocated to redeemable non-controlling interest)	—	—	—	—	—	—	1,084	1,084	(75)	1,009
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	2,039	2,039
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(260)	(260)
Amortization of restricted stock grants	—	—	—	—	—	27	—	27	—	27
Allocation to redeemable non-controlling interest	—	—	—	—	—	(22)	—	(22)	—	(22)
Balance at June 30, 2026	$10	$229	$—	$635	$117	$1,059,266	$(98,144)	$962,113	$14,001	$976,114

	Par Value
	Common Stock Class D	Common Stock Class I	Common Stock Class S	Common Stock Class E	Common Stock Class Y	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at March 31, 2025	$10	$117	$—	$427	$36	$626,545	$(37,826)	$589,309	$7,637	$596,946
Common stock issued, net of offering costs	1	11	—	69	19	106,767	—	106,867	—	106,867
Common stock repurchased	—	(1)	—	—	—	(1,135)	—	(1,136)	—	(1,136)
Distributions declared on common stock	—	—	—	—	—	—	(7,257)	(7,257)	—	(7,257)
Distribution reinvestments	—	1	—	2	—	3,231	—	3,234	—	3,234
Net income (loss) ($2 income allocated to redeemable non-controlling interest)	—	—	—	—	—	—	32	32	(94)	(62)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	5,613	5,613
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(2,240)	(2,240)
Amortization of restricted stock grants	—	—	—	—	—	25	—	25	—	25
Allocation to redeemable non-controlling interest	—	—	—	—	—	(12)	—	(12)	—	(12)
Balance at June 30, 2025	$11	$128	$—	$498	$55	$735,421	$(45,051)	$691,062	$10,916	$701,978
The accompanying notes are an integral part of these condensed consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in thousands, except per-share data)

	Par Value
	Common Stock Class D	Common Stock Class I	Common Stock Class T	Common Stock Class E	Common Stock Class Y	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2025	$10	$139	$—	$558	$86	$844,236	$(74,128)	$770,901	$12,391	$783,292
Common stock issued, net of offering costs	—	93	—	72	31	210,818	—	211,014	—	211,014
Common stock repurchased	—	(5)	—	(2)	(1)	(7,948)	—	(7,956)	—	(7,956)
Distributions declared on common stock	—	—	—	—	—	—	(22,322)	(22,322)	—	(22,322)
Distribution reinvestments	—	2	—	7	1	12,135	—	12,145	—	12,145
Net loss ($2 loss allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(1,694)	(1,694)	(273)	(1,967)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	2,422	2,422
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(539)	(539)
Amortization of restricted stock grants	—	—	—	—	—	53	—	53	—	53
Allocation to redeemable non-controlling interest	—	—	—	—	—	(28)	—	(28)	—	(28)
Balance at June 30, 2026	$10	$229	$—	$635	$117	$1,059,266	$(98,144)	$962,113	$14,001	$976,114

	Par Value
	Common Stock Class D	Common Stock Class I	Common Stock Class S	Common Stock Class E	Common Stock Class Y	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2024	$10	$101	$1	$186	$21	$329,600	$(33,780)	$296,139	$4,430	$300,569
Common stock issued, net of offering costs	1	27	—	309	34	403,431	—	403,802	—	403,802
Common stock repurchased	—	(2)	(1)	—	—	(2,996)	—	(2,999)	—	(2,999)
Distributions declared on common stock	—	—	—	—	—	—	(12,983)	(12,983)	—	(12,983)
Distribution reinvestments	—	2	—	3		5,348	—	5,353	—	5,353
Net income (loss) ($2 income allocated to redeemable non-controlling interest)	—	—	—	—	—	—	1,712	1,712	(115)	1,597
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	8,882	8,882
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(2,281)	(2,281)
Amortization of restricted stock grants	—	—	—	—	—	50	—	50	—	50
Allocation to redeemable non-controlling interest	—	—	—	—	—	(12)	—	(12)	—	(12)
Balance at June 30, 2025	$11	$128	$—	$498	$55	$735,421	$(45,051)	$691,062	$10,916	$701,978
The accompanying notes are an integral part of these condensed consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(1,969)	$1,599

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	28,089	11,690
Amortization of above- and below-market lease intangibles, net	(1,085)	(792)
Straight-line rent amortization	(2,457)	(651)
Amortization of deferred financing costs	1,592	358
Amortization of discount on real estate-related and other securities	—	(158)
Amortization of restricted stock grants	52	50
Realized gain on financial instruments	—	(387)
Realized loss on sale of real estate	43	—
Unrealized gain on financial instruments	(805)	(264)
Redemption value adjustment on mandatorily redeemable instruments	191	588
Change in assets and liabilities:
Increase in other assets	(1,690)	(1,796)
Increase in due to affiliates	2,336	2,251
Increase in accounts payable, accrued expenses and other liabilities	3,372	1,908
Net cash provided by operating activities	27,669	14,396

Cash flows from investing activities:
Acquisitions of real estate	(97,833)	(462,984)
Capital improvements on real estate	(11,756)	(900)
Proceeds from sale of real estate	1,706	—
Origination of investments in real estate debt	(80,000)	(55,700)
Deposits on real estate acquisitions	(8,650)	(4,691)
Variation margin proceeds (payments)	—	188
Proceeds from real estate-related and other securities	—	31,478
Purchases of real-estate related and other securities	—	(63,064)
Net cash used in investing activities	(196,533)	(555,673)

Cash flows from financing activities:
Proceeds from issuance of common stock	212,380	405,523
Repurchase of common stock	(7,747)	(2,999)
Repurchase of mandatorily redeemable instruments	(61,070)	—
Borrowings under unsecured revolving credit facility	148,000	—
Repayments under unsecured revolving credit facility	(166,000)	—
Contributions from non-controlling interests	2,401	3,284
Distributions paid on common stock	(9,305)	(6,217)
Distributions to non-controlling interests	(536)	(198)
Repurchase of redeemable non-controlling interest	(1,287)	—
Proceeds from mortgage notes and debt secured by real estate	5,373	43,663
Proceeds from repurchase facility	60,000	41,775
Principal repayments of mortgage notes and debt secured by real estate	(1,623)	(359)
Payment of deferred financing costs	(203)	(1,506)
Net cash provided by financing activities	180,383	482,966

Net change in cash, cash equivalents and restricted cash	11,519	(58,311)
Cash, cash equivalents and restricted cash, at the beginning of the period	23,105	128,392
Cash, cash equivalents and restricted cash, at the end of the period	$34,624	$70,081

J.P. Morgan Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	For the Six Months Ended June 30,
	2026	2025
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$28,539	$68,387
Restricted cash	6,085	1,694
Total cash, cash equivalents and restricted cash	$34,624	$70,081

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,310	$4,899

Supplemental disclosure of non-cash investing and financing activities:
Assumption of mortgage note, net, in conjunction with acquisition of real estate	$—	$35,313
Assumption of working capital in conjunction with acquisition of real estate	$1,365	$3,226
Accrued distributions	$874	$1,414
Distribution re-investments	$12,146	$5,353
Accrued capex	$833	$—
Reclassification of deposits to investments in real estate, net	$1,000	$4,038
Accrued stockholder servicing fee due to affiliate	$2,159	$2,471
Non-controlling interest contributions to investment in real estate, net	$—	$3,514
Redeemable non-controlling interest issued as settlement for performance participation allocation	$1,372	$810
Sale of equity interest to non-controlling interest	$—	$2,083
The accompanying notes are an integral part of these condensed consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.
Condensed Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
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
As of June 30, 2026, the Company owned 68 real estate properties consisting of 40 industrial properties, 17 multifamily properties, three retail properties, seven office properties and 126 single-family townhomes that are presented as a single property. The Company also has three commercial mortgage-backed securities (“CMBS”) investments and four real estate debt investments. The Company currently operates in six reportable segments: multifamily, industrial, single-family rental, retail, office and investments in real estate debt, real estate-related and other securities. See Note 15 for a description of the Company's segment reporting.
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
On July 22, 2022, the Company commenced its initial public offering of up to $5.0 billion in shares of common stock pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (the “SEC”), consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan. On July 8, 2025, the Company filed a Registration Statement on Form S-11 with the SEC for its second public offering of up to $4.8 billion in shares of common stock, consisting of up to $3.8 billion in shares of common stock in the primary offering and up to $1.0 billion in shares of common stock pursuant to the distribution reinvestment plan. On February 4, 2026, the initial public offering terminated and the Company commenced its second public offering, pursuant to which the Company is selling any combination of four classes of shares of its common stock, Class D shares, Class I shares, Class S shares and Class T shares, with a dollar value up to the maximum offering amount (the Company’s public offerings and together with the Company’s private offerings described below, the “Offerings”). The share classes have different upfront selling commissions and ongoing stockholder servicing fees. The purchase price per share for each class of the Company’s common stock will vary and will generally equal the prior month’s net asset value (“NAV”) per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees, provided that until the Company has any Class S shares outstanding, the per-share purchase price for the Company’s Class S shares will equal the most recently determined NAV per share for the Class E shares, plus applicable upfront selling commissions and dealer manager fees.
Pursuant to a separate private offering, as of June 30, 2026, the Company had sold $67.9 million in Class E shares and $94.2 million in Class E units of the Operating Partnership (“Class E units”), including $5.8 million in Class E shares and $94.2 million in Class E units purchased by JPMIM (the “JPM Initial Capitalization” and together with other Class E shares sold pursuant to such private offering, the “Initial Capitalization”). As of June 30, 2026, all shares and units issued in the JPM Initial Capitalization have been repurchased by the Company. See Note 13 for further details.
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
Certain amounts on the Company’s Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 have been reclassified to conform to the current period presentation. Such reclassifications have no effect on previously reported totals or subtotals on the Condensed Consolidated Statements of Cash Flows.
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
There is no other comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025, resulting in comprehensive income (loss) equaling net income (loss). Accordingly, the statement of other comprehensive income (loss) is not presented.
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
Each of the Company’s joint ventures is considered to be a VIE. The Company consolidated these entities because it has the ability to direct the most significant activities of the joint venture. The total assets and liabilities of the Company’s consolidated VIEs were $525.6 million and $261.0 million and $423.3 million and $244.9 million as of June 30, 2026 and December 31, 2025, respectively. Such amounts are included on the Company’s Condensed Consolidated Balance Sheets.
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
The Company’s management reviews the Company’s real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. If the Company determines that an impairment has occurred, the affected assets must be reduced to their estimated fair value. During the three and six months ended June 30, 2026 and 2025, no such impairments occurred.

Fair Value Measurements
Under normal market conditions, the fair value of an investment is the amount that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). Additionally, there is a hierarchical framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and the state of the marketplace, including the existence and transparency of transactions between market participants. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Investments measured and reported at fair value are classified and disclosed in one of the following levels within the fair value hierarchy:
•Level 1 — quoted prices are available in active markets for identical investments as of the measurement date. The Company does not adjust the quoted price for these investments.
•Level 2 — quoted prices are available in markets that are not active, or model inputs are based on inputs that are either directly or indirectly observable as of the measurement date.
•Level 3 — pricing inputs are unobservable and include instances where there is minimal, if any, market activity for the investment.
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
Class E units held by the Adviser that were mandatorily redeemable and only subject to delays to the continuous obligation to ultimately redeem such units once sufficient availability exists under the share repurchase agreements (the “Mandatorily Redeemable Instruments”) were carried at their cash redemption value as if the units were repurchased or redeemable at the reporting date, which equals Class E NAV per unit at the reporting date. As of June 30, 2026, there are no outstanding Class E shares or Class E units held by the Adviser that are subject to mandatory repurchase requirements.
The carrying amounts of financial instruments such as other assets, accounts payable, accrued expenses and other liabilities approximate their fair values due to the short-term maturities and market rates of interest of these instruments.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$—	$304,589	$304,589	$—	$—	$224,600	$224,600
Investments in real estate-related and other securities	—	14,999	—	14,999	—	15,323	—	15,323
Interest rate swaps(1)	—	858	—	858	—	—	—	—
Total	$—	$15,857	$304,589	$320,446	$—	$15,323	$224,600	$239,923

Liabilities:
Mandatorily Redeemable Instruments	$—	$—	$—	$—	$—	$—	$54,794	$54,794
Interest rate swaps(2)	—	72	—	72	—	354	—	354
Total	$—	$72	$—	$72	$—	$354	$54,794	$55,148
(1)Included in other assets, net on the Company’s Condensed Consolidated Balance Sheets.
(2) Included in accounts payable, accrued expenses and other liabilities on the Company’s Condensed Consolidated Balance Sheets.
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Real Estate Debt (asset)	Mandatorily Redeemable Instruments (liability)
Balance at December 31, 2025	$224,600	$54,794
Additions	80,000	—
Repurchases	—	(54,985)
Distributions declared	—	394
Reclassify to distributions payable/paid	—	(394)
Redemption value adjustment	—	191
Fair value adjustment	(11)	—
Balance at June 30, 2026	$304,589	$—

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	June 30, 2026
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted - Average Rate	Impact to Valuation from an Increase in Input
Assets:
Investments in real estate debt	$304,589	Discounted cash flow	Market credit spread	SOFR(1) + 2.54%	Decrease

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted - Average Rate	Impact to Valuation from an Increase in Input
Assets:
Investments in real estate debt	$224,600	Discounted cash flow	Market credit spread	SOFR(2) + 2.69%	Decrease

Liabilities:
Mandatorily Redeemable Instruments(3)	$54,794	Discounted cash flow	Discount rate/ Exit capitalization rate/ Market yield	7.52%/ 6.07%/ 5.44%	Decrease
(1)“SOFR” refers to the Secured Overnight Financing Rate at June 30, 2026.
(2)“SOFR” refers to the Secured Overnight Financing Rate at December 31, 2025.
(3)Mandatorily Redeemable Instruments are carried at the NAV of the Class E units, which is determined monthly in accordance with the Company's valuation guidelines.
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
The following table presents the carrying value and fair value of financial instruments that are not carried at fair value on the Condensed Consolidated Balance Sheets ($ in thousands):

	June 30, 2026		December 31, 2025
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Mortgage notes	$369,390	$366,606	$365,641	$366,381
Repurchase facility	228,450	228,450	168,450	168,450
Unsecured revolving credit facility	55,000	55,000	73,000	73,000
Total	$652,840	$650,056	$607,091	$607,831
(1)Excludes deferred financing costs and discounts.

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
4. Investments in Real Estate
Investments in real estate, net consisted of the following ($ in thousands):

	June 30, 2026	December 31, 2025
Building and building improvements	$904,135	$844,419
Land and land improvements	364,140	345,103
Furniture, fixtures and equipment	8,805	8,355
Total	1,277,080	1,197,877
Accumulated depreciation	(57,999)	(38,245)
Investments in real estate, net	$1,219,081	$1,159,632
Acquisitions
On April 24, 2026, the Company acquired a 114-unit, 55+ active adult mid-rise rental community located in the Philadelphia, Pennsylvania Metropolitan Statistical Area for $28.7 million, excluding closing costs.
On June 25, 2026, the Company acquired a seven-building office portfolio in the Boston, Massachusetts Metropolitan Statistical Area. The total purchase price was $61.0 million, excluding closing costs. The portfolio was acquired through a joint venture, of which the Company owns 97.5%.
The following table provides details of the properties acquired during the six months ended June 30, 2026 ($ and square feet in thousands):

Property Type(1)	Purchase Price(2)	Number of Transactions	Number of Properties	Sq. Ft./Units
Multifamily	$28,982	1	1	114 units
Office(3)	61,571	1	7	958 sq. ft
Total	$90,553	2	8
(1) Excludes investment in a joint venture, of which the Company owns 98%, to originate construction loans to develop single-tenant, net leased, retail properties. During the six months ended June 30, 2026, the Company contributed $13.3 million, net of distributions, to the joint venture.
(2) Purchase price is inclusive of acquisition-related costs.
(3) Includes $8.5 million related to certain sales-type leases that were recorded as investments in real estate, net and subsequently reclassified to other assets, net on the Company’s Condensed Consolidated Balance Sheets.

The following table details the purchase price allocation for the properties acquired during the six months ended June 30, 2026 ($ in thousands):

For the six months ended June 30, 2026
Building and building improvements	$41,211
Land and land improvements	19,786
Furniture, fixtures and equipment	197
In-place lease and above market intangibles	29,412
Below-market lease intangibles	(53)
Total purchase price	90,553
Net working capital assumed	(1,365)
Deposit applied	(1,000)
Contributions from non-controlling interests	(1,544)
Net purchase price	$86,644
5. Investments in Real Estate Debt
The following table details the Company’s investments in real estate debt ($ in thousands):

					June 30, 2026		December 31, 2025
Real Estate Debt	Number of Positions	Credit Rating	Weighted-Average Coupon	Weighted-Average Maturity Date	Cost Basis	Fair Value	Cost Basis	Fair Value
Commercial Mortgage Loan	4	Not Rated	SOFR + 2.52%	December 15, 2027	$304,600	$304,589	$224,600	$224,600
Originations
On January 14, 2026, the Company originated an $84.0 million whole loan, of which $80.0 million has been funded, for the acquisition and renovation of a 198-unit, 1986-vintage, townhome style multifamily property in the San Diego, California Metropolitan Statistical Area.
The following table details the amounts recognized for the Company's investments in real estate debt ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$4,820	$2,126	$10,030	$3,606
Unrealized gain (loss)	16	(42)	(12)	(44)
Total	$4,836	$2,084	$10,018	$3,562
6. Investments in Real Estate-Related and Other Securities
The following table details the Company’s investments in real estate-related and other securities ($ in thousands):

			June 30, 2026			December 31, 2025
Real Estate-Related and Other Securities	Weighted-Average Coupon	Weighted-Average Maturity Date	Face Amount	Cost Basis	Fair Value	Face Amount	Cost Basis	Fair Value
CMBS	6.8%	August 19, 2039	$15,000	$15,107	$14,999	$15,000	$15,107	$15,323

The following table details the amounts recognized for the Company's investments in real estate-related and other securities ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$256	$885	$507	$1,437
Unrealized (loss) gain	(96)	(168)	(324)	361
Realized gain	—	336	—	336
Total	$160	$1,053	$183	$2,134
7. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	June 30, 2026	December 31, 2025
Intangible assets:
In-place lease intangibles	$97,244	$77,750
Above-market lease intangibles	7,127	3,124
Total intangible assets	104,371	80,874
Accumulated amortization:
In-place lease amortization	(29,781)	(21,448)
Above-market lease amortization	(1,145)	(878)
Total accumulated amortization	(30,926)	(22,326)
Intangible assets, net	$73,445	$58,548
Intangible liabilities:
Below-market lease intangibles	$(11,575)	$(11,522)
Accumulated amortization:
Below-market lease amortization	4,440	3,087
Intangible liabilities, net	$(7,135)	$(8,435)
The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of June 30, 2026 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Below-market Lease Intangibles
2026 (remaining)	$6,928	$589	$(1,040)
2027	12,264	1,171	(1,595)
2028	10,835	1,136	(1,331)
2029	9,342	1,039	(789)
2030	8,318	895	(671)
Thereafter	19,776	1,152	(1,709)
Total	$67,463	$5,982	$(7,135)
The in-place lease intangible amortization is recorded in depreciation and amortization while the above-market and below-market intangible amortization is recorded in rental revenue on the Company's Condensed Consolidated Statements of Operations.

8. Mortgage Notes, Repurchase Facility and Unsecured Revolving Credit Facility
Mortgage notes
The following is a summary of the mortgage notes secured by the Company’s properties ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	June 30, 2026	December 31, 2025
Fixed rate debt secured by our properties
Caroline West Gray	5.44%	December 1, 2029	$45,911	$45,911
Caroline Post Oak	5.44%	December 1, 2029	40,528	40,528
Coda on Centre	4.28%	May 1, 2029	27,582	27,860
The Elmstead(1)	4.30%	April 1, 2031	21,188	21,245
Bass Lofts	3.95%	September 5, 2027	14,710	14,902
One Brooklyn	4.35%	July 1, 2028	6,600	6,600
Charleston	5.08%	September 1, 2030	59,728	59,728
Baker Chocolate	3.91%	January 1, 2028	23,500	23,500
Total fixed rate			239,747	240,274
Variable rate debt secured by our properties
6200 Bristol(2)	SOFR + 2.05%	April 1, 2029	10,000	10,000
Norfolk Industrial Portfolio(3)	SOFR + 1.75%	June 19, 2030	43,700	43,700
Preserve at Pine Valley(4)	SOFR + 1.50%	December 10, 2030	21,200	21,200
Vineyard Commons(5)	SOFR + 1.40%	January 1, 2030	45,175	45,175
Stablewood(6)	SOFR + 3.75%	August 8, 2028	9,568	5,292
Total variable rate			129,643	125,367
Total loans secured by real estate			369,390	365,641
Deferred financing costs, net			(3,761)	(4,327)
Mortgage discount, net			(1,563)	(1,869)
Total debt secured by our properties			$364,066	$359,445
(1)This loan is comprised of a senior and a mezzanine loan. The interest rate and maturity date presented are the weighted average.
(2)The Company entered into an interest rate swap that was not designated as a hedge, which fixed the rate at 6.26%.
(3)The Company entered into an interest rate swap that was not designated as a hedge, which fixed the rate at 5.41%.
(4)The Company entered into an interest rate swap that was not designated as a hedge, which fixed the rate at 4.90%.
(5)The Company entered into an interest rate swap that was not designated as a hedge, which fixed the rate at 4.88%.
(6)Represents a line of credit secured by real estate with a maximum facility size of $50 million.
The following table details the future principal payments due under the Company’s mortgage notes as of June 30, 2026 ($ in thousands):

Year	Mortgage Notes
2026 (remaining)	$648
2027	15,458
2028	41,856
2029	125,273
2030	166,662
Thereafter	19,493
Total future principal payments	$369,390

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
Borrowings from the Repurchase Facility were used to originate the commercial mortgage loans (see Note 5).
The Company’s borrowings from the Repurchase Facility as of June 30, 2026 and December 31, 2025 are detailed in the following table ($ in thousands):

				Borrowings Outstanding
	Maximum Facility Size	Weighted-Average Interest Rate	Weighted-Average Maturity Date	June 30, 2026	December 31, 2025
Repurchase Facility	$250,000	SOFR + 1.52%	August 22, 2027	$228,450	$168,450
Less: Unamortized deferred financing costs				(567)	(587)
	$250,000			$227,883	$167,863
The Company is subject to various financial and operational covenants under certain of its mortgage notes and the Repurchase Facility. These covenants require the Company to maintain certain financial ratios, which may include leverage, debt yield, and debt service coverage, among others. As of June 30, 2026, the Company was in compliance with its loan covenants.
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

The Company’s borrowings from the Credit Facility as of June 30, 2026 and December 31, 2025 are detailed in the following table ($ in thousands):

				Borrowings Outstanding
	Maximum Facility Size	Weighted-Average Interest Rate	Maturity Date	June 30, 2026	December 31, 2025
Credit Facility	$325,000	SOFR + 1.40%	July 15, 2028	$55,000	$73,000
Pursuant to the Credit Agreement, the Company has made certain representations and warranties and must comply with various covenants and reporting requirements. The Credit Agreement contains events of default for financings of this type. Upon the occurrence of certain events of default, Truist, as administrative agent, may, and at the instruction of the Lenders will, among other remedies, suspend the commitments of the Lenders and any obligation of the letter of credit issuers to make letter of credit extensions, terminate the commitments of the Lenders and any obligation of the letter of credit issuer to make letter of credit extensions, demand that existing letters of credit be cash collateralized, and declare the outstanding loans and other obligations under the Credit Facility immediately due and payable. As of June 30, 2026, the Company was in compliance with its loan covenants.
9. Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates ($ in thousands):

	June 30, 2026	December 31, 2025
Operating expenses	$14,911	$14,254
Organization and offering costs	4,615	5,366
Stockholder servicing fees	8,459	6,301
Management fee	3,148	1,683
Accrued performance participation allocation	285	1,365
Total	$31,418	$28,969
Operating expenses
The Adviser has advanced $14.9 million and $14.3 million of operating expenses on the Company’s behalf as of June 30, 2026 and December 31, 2025, respectively. Pursuant to the advisory agreement among the Company, the Operating Partnership and the Adviser (the “Advisory Agreement”), the Company began to reimburse the Adviser for all advanced operating expenses ratably over the 60 months starting May 1, 2026. For the three and six months ended June 30, 2026, the Adviser was entitled to be reimbursed $0.5 million and $0.5 million, respectively.
Organization and offering costs
Pursuant to the Advisory Agreement, the Adviser advanced amounts totaling $7.5 million of organization and offering costs (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through July 22, 2024. Commencing on July 22, 2024, the Company began reimbursing the Adviser for all such advanced costs ratably over a 60-month period. During three and six months ended June 30, 2026, the Company reimbursed $0.4 million and $0.8 million, respectively, to the Adviser.
The outstanding organization and offering expenses due to the Adviser were $4.6 million and $5.4 million as of June 30, 2026 and December 31, 2025, respectively.
Stockholder servicing fees
J.P. Morgan Institutional Investments Inc., a registered broker-dealer affiliated with the Adviser (the “Dealer Manager”), receives a stockholder servicing fee of 0.25%, 0.85%, 0.85% and 0.85% per annum of the aggregate NAV of the Company’s outstanding Class D shares, Class S shares, Class T shares and Class Y shares, respectively. The Company will cease paying the stockholder servicing fee with respect to any Class D share, Class S share, Class T share, and Class Y share sold in the primary offering (in the case of the Class D shares, Class S shares and Class T shares) and in the primary portion of the Class Y private offering (in the case of the Class Y shares) at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under the distribution reinvestment plan with respect thereto). At the end of such month, such Class D share, Class S share, Class T share or Class Y share (and any shares issued under the distribution reinvestment plan with respect thereto) will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV of such share. The Company will accrue the cost of the lifetime stockholder servicing fee as an offering cost at the time each Class D, Class S and Class T share is sold during the primary offering, and, in the case of Class Y shares, at the time each Class Y share is sold during the private offering of Class Y shares. The Company’s obligations to pay stockholder servicing fees with respect to the Class D, Class S, Class T, and Class Y shares distributed in the Offerings will survive until such shares are no longer outstanding (including because such shares converted into Class I shares). As of June 30, 2026, the Company had accrued stockholder servicing fees of $8.5 million. Stockholder servicing fees are recorded as a component of due to affiliates on the Company’s Condensed Consolidated Balance Sheets.
There is no stockholder servicing fee with respect to Class E, Class I or Class X shares.
Management fee
The Company and the Operating Partnership entered into the Advisory Agreement with the Adviser on May 31, 2022, which was last amended and restated on August 10, 2026. Pursuant to the Advisory Agreement, the Adviser is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of directors.
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
For the three months ended June 30, 2026 and 2025, the Company incurred management fees of $0.9 million and $0.5 million, respectively. For the six months ended June 30, 2026 and 2025, the Company incurred management fees of $1.5 million and $0.8 million, respectively. Management fees are recorded as a component of general and administrative expenses on the Company's Condensed Consolidated Statements of Operations. As of June 30, 2026, the Company had accrued management fees of $3.1 million. Management fees are recorded as a component of due to affiliates on the Company’s Condensed Consolidated Balance Sheets.
Accrued performance participation allocation
The Company, as general partner, and the Special Limited Partner entered into the Limited Partnership Agreement of the Operating Partnership on June 3, 2022, which was most recently amended and restated on August 10, 2026.
The Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership equal to (i) 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined in the Operating Partnership limited partnership agreement) with respect to Class D, I, S, and T units of the Operating Partnership and (ii) 10.0% of the annual Class X and Y Total Return, subject to a 7% Class X and Y Hurdle Amount and a Class X and Y High-Water Mark, with a 50% Class X and Y Catch-Up (each term as defined in the Operating Partnership’s limited partnership agreement) with respect to Class X units of the Operating Partnership and Class Y units of the Operating Partnership, respectively. Such allocation is measured on a calendar year basis, settled quarterly and accrued monthly. The performance participation interest is not paid on the Class E shares and Class E units. For the three months ended June 30, 2026, the Company did not incur any performance participation allocation. For the six months ended June 30, 2026, the Company incurred $0.3 million of performance participation allocation. For the three and six months ended June 30, 2025, the Company did not incur any performance participation allocation. The performance participation allocation is recorded as a component of general and administrative expenses on the Company's Condensed Consolidated Statements of Operations. As of June 30, 2026, the Company had accrued performance participation allocation of $0.3 million. The performance participation allocation is recorded as a component of due to affiliates on the Company’s Condensed Consolidated Balance Sheets.
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
On July 14, 2025, the Company entered into a Second Amendment to the Subscription Agreement (the “Amendment”) by and among the Company, the Operating Partnership and the Adviser to amend the repurchase terms for shares of the Company and units of the Operating Partnership purchased by the Adviser. Pursuant to the Amendment, following the end of each month after the earlier of (i) the first date that the Company’s net asset value reaches $1.5 billion and (ii) July 22, 2025, the Company and/or the Operating Partnership will automatically, and without any further action by the Company, the Adviser or any affiliate thereof, repurchase or redeem, as applicable, from the Adviser a number of securities in an amount equal to 80% of the net monthly proceeds from the Offerings, but not to exceed 80% of any remaining availability of repurchases under the Company’s share repurchase plan, after fulfilling any third-party stockholder repurchase requests with respect to such month pursuant thereto. As of June 30, 2026, all Class E shares and Class E units issued in the JPM Initial Capitalization have been repurchased by the Company. See Note 13 for further details.
10. Other Assets and Liabilities
The following table summarizes the components of other assets ($ in thousands):

	June 30, 2026	December 31, 2025
Lease inducement asset	$10,498	$10,874
Investment in sales-type leases, net	8,511	—
Straight-line rent receivable	5,781	3,275
Deferred financing costs, net	2,064	2,565
Prepaid expenses	2,054	1,244
Tenant receivables	1,718	2,400
Pre-acquisition costs	1,671	352
Interest receivable	1,518	1,226
Other	1,557	374
Total	$35,372	$22,310
The following table summarizes the components of accounts payable, accrued expenses and other liabilities ($ in thousands):

	June 30, 2026	December 31, 2025
Accrued expenses	7,475	5,947
Real estate taxes payable	4,574	1,582
Distributions payable	4,105	3,433
Tenant security deposits	3,976	2,786
Deferred rental income	2,691	3,180
Accounts payable	2,331	2,194
Redemptions payable(1)	1,075	6,955
Other	965	779
Total	$27,192	$26,856
(1)Includes $6.1 million relating to Mandatorily Redeemable Instruments held by the Adviser as of December 31, 2025.

11. Leases
Lessor
The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s multifamily, single-family rental, retail, office and net lease industrial properties. Leases at the Company’s retail, office and industrial properties include a fixed base rent, and a variable rent component that consists of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs. Rental revenue earned from leases at the Company’s multifamily and single-family properties primarily consist of a fixed base rent, and certain leases contain a variable component that allows for the pass-through of certain operating expenses such as utilities.
The leases at the Company’s net lease retail, office and industrial properties are longer-term and contain extension and termination options at the lessee’s election. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Leases at the Company’s multifamily and single-family rental properties are short-term in nature, generally not greater than 12 months in length.
The following table details the components of operating lease income ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Fixed lease payments	$25,652	$11,613	$50,657	$18,668
Variable lease payments	3,686	1,622	8,353	2,837
Rental revenue	$29,339	$13,236	$59,010	$21,505
The following table presents the Company's expected future minimum rents under operating leases from its retail, office and industrial properties as of June 30, 2026 ($ in thousands):

Year	Amount
2026 (remaining)	$24,523
2027	48,123
2028	44,626
2029	38,570
2030	33,008
Thereafter	141,905
Total	$330,755

12. Equity and Redeemable Non-Controlling Interest
Authorized capital
The Company is authorized to issue preferred stock and seven classes of common stock consisting of Class D shares, Class I shares, Class S shares, Class T shares, Class E shares, Class X shares and Class Y shares. The differences among the common share classes relate to management fees, upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. See Note 2 for additional detail on each share class.
As of June 30, 2026, in accordance with the Charter, the Company had authority to issue 5.5 billion shares, consisting of the following (shares in thousands):

Classification	Number of Shares	Par Value
Class D Shares	600,000	$0.01
Class I Shares	1,500,000	0.01
Class S Shares	1,000,000	0.01
Class T Shares	600,000	0.01
Class E Shares	600,000	0.01
Class X Shares	500,000	0.01
Class Y Shares	600,000	0.01
Preferred Stock	100,000	0.01
Total	5,500,000
Common Stock
The following table details the movement in the Company’s outstanding shares of common stock (in thousands). There were no outstanding Class S or Class X shares as of June 30, 2026:

	For the Three Months Ended June 30, 2026
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y	Total
Beginning balance	1,013	14,542	—	—	58,083	—	9,846	83,484
Common stock issued	10	8,326	—	2	5,068	—	1,850	15,256
Distribution reinvestment	10	145	—	—	374	—	67	596
Common stock repurchased	(16)	(115)	—	—	(15)	—	(46)	(192)
Ending balance	1,017	22,898	—	2	63,510	—	11,717	99,144

	For the Six Months Ended June 30, 2026
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y	Total
Beginning balance	1,009	13,949	—	—	55,790	—	8,579	79,327
Common stock issued	15	9,191	—	2	7,173	—	3,089	19,470
Distribution reinvestment	20	227	—	—	709	—	124	1,080
Common stock repurchased	(27)	(469)	—	—	(162)	—	(75)	(733)
Ending balance	1,017	22,898	—	2	63,510	—	11,717	99,144

The following table details the movement in the Company’s outstanding shares of common stock (in thousands). There were no outstanding Class S, Class T or Class X shares as of June 30, 2025:

	For the Three Months Ended June 30, 2025
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y	Total
Beginning balance	1,050	11,695	—	—	42,734	—	3,557	59,036
Common stock issued(1)	88	1,195	—	—	7,038	—	1,916	10,237
Common stock repurchased	—	(107)	—	—	—	—	(2)	(109)
Ending balance	1,138	12,783	—	—	49,772	—	5,471	69,164

	For the Six Months Ended June 30, 2025
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y	Total
Beginning balance	993	10,146	56	—	18,566	—	2,131	31,892
Common stock issued(1)	148	2,857	—	—	31,209	—	3,342	37,556
Common stock repurchased	(3)	(220)	(56)	—	(3)	—	(2)	(284)
Ending balance	1,138	12,783	—	—	49,772	—	5,471	69,164
(1) Common stock issued includes conversions between share classes.
There was no outstanding preferred stock as of June 30, 2026 and December 31, 2025, respectively.
Share repurchases
The Company repurchased shares of its common stock for $2.1 million and $8.0 million during the three and six months ended June 30, 2026, respectively. The Company had no unfulfilled repurchase requests during the three and six months ended June 30, 2026, respectively. See Note 13 for further details on repurchases of Mandatorily Redeemable Instruments.
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
The purchase price for shares of the Company's common stock purchased pursuant to the distribution reinvestment plan will be equal to the transaction price for the applicable class of shares at the time the distribution is payable (which will generally be equal to the Company’s prior month’s NAV per share). Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares of common stock pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to Class D shares, Class S shares, Class T shares and Class Y shares are calculated based on the Company’s NAV for those shares and may reduce the NAV and the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan. Shares acquired under the distribution reinvestment plan will entitle the participant to the same rights and be treated in the same manner as shares purchased in the Offerings.

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
The following tables detail the distributions declared for shares of each applicable class of common stock:

	Three Months Ended June 30, 2026
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y
Aggregate gross distributions declared per share of common stock	$0.1269	$0.1269	$—	$0.0423	$0.1269	$—	$0.1269
Stockholder servicing fee per share of common stock(1)	—	—	—	(0.008)	—	—	(0.0240)
Net distributions declared per share of common stock	$0.1269	$0.1269	$—	$0.0343	$0.1269	$—	$0.1029

	Six Months Ended June 30, 2026
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y
Aggregate gross distributions declared per share of common stock	$0.2533	$0.2533	$—	$0.0423	$0.2533	$—	$0.2533
Stockholder servicing fee per share of common stock(1)	—	—	—	(0.008)	—	—	(0.0475)
Net distributions declared per share of common stock	$0.2533	$0.2533	$—	$0.0343	$0.2533	$—	$0.2058
(1)Stockholder servicing fees only apply to Class D, Class S, Class T and Class Y shares. For purposes of NAV, the Company recognizes the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is incurred. Under GAAP, the Company accrues the full cost of the stockholder servicing fee as an offering cost at the time the Company sells Class D, Class S, Class T and Class Y shares. The stockholder servicing fee on Class D shares was waived as of June 30, 2026, and the NAV attributable to current holders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity. The Company accrued stockholder servicing fees of $8.5 million and $6.3 million as of June 30, 2026 and December 31, 2025, respectively.
Redeemable Non-Controlling Interest
The Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership in Class E units. See Note 9 for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class E units for cash, at its election, the Company has classified these Class E units as redeemable non-controlling interest in mezzanine equity on the Company’s Condensed Consolidated Balance Sheets. The redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and distributions, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period which was $1.0 million and $0.9 million as of June 30, 2026 and December 31, 2025, respectively.

13. Mandatorily Redeemable Instruments
The Class E units held by JPMIM and purchased pursuant to the Initial Capitalization are mandatorily redeemable, and only subject to delays to the continuous obligation to ultimately redeem the instruments once sufficient availability exists under share repurchase agreements. Therefore, the Mandatorily Redeemable Instruments held by JPMIM are classified as a liability pursuant to Topic 480 — Distinguishing Liabilities from Equity and are presented as Mandatorily Redeemable Instruments at the initial funding amount received, which is equivalent to fair value at the issuance dates. Subsequently, the Mandatorily Redeemable Instruments are carried at their cash redemption value as if the Class E units were repurchased or redeemable at the reporting date, which equals NAV per Class E unit. The change in carrying value (changes in NAV per Class E unit) is classified as Mandatorily Redeemable Instruments interest costs along with any cash distributions declared in the Condensed Consolidated Statements of Operations. During the six months ended June 30, 2026, the Company recorded $0.6 million of Mandatorily Redeemable Instruments interest costs in the Condensed Consolidated Statements of Operations, which consisted of redemption value adjustments of $0.2 million and distribution expenses of $0.4 million, respectively. During the six months ended June 30, 2025, the Company recorded $2.7 million of Mandatorily Redeemable Instruments interest costs in the Condensed Consolidated Statements of Operations, which consisted of a redemption value adjustment of $0.6 million and distribution expenses of $2.1 million, respectively.
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
As of December 31, 2025, the Company had sold 9.0 million Class E units and 0.5 million Class E shares to the Adviser for an aggregate purchase price of $94.2 million and $5.8 million, respectively. During the six months ended June 30, 2026, the Company did not sell any Class E units or Class E shares to the Adviser that are subject to mandatory repurchase requirements (see Note 2). During the six months ended June 30, 2026, the Company repurchased 4.8 million Class E units amounting to $55.0 million. As of June 30, 2026, there are no outstanding Class E shares or Class E units held by the Adviser that are subject to mandatory repurchase requirements.
The following table details the Mandatorily Redeemable Instruments activity for the six months ended June 30, 2026 ($ in thousands):

Amount
Balance at the beginning of the year	$54,794
Repurchases	(54,985)
Distributions declared	394
Reclassification to distributions payable/paid	(394)
Redemption value adjustment	191
Ending balance	$—
Redemption features
JPMIM agreed to hold all the Class E shares and Class E units it purchased pursuant to the JPM Initial Capitalization until July 22, 2025. Following such date, each month the Company has been repurchasing, without further action by JPMIM, a number of Class E shares or Class E units from JPMIM in an amount equal to 80% of the net monthly proceeds from the Offerings, but not to exceed 80% of any remaining availability of repurchases under the Company’s share repurchase plan, after fulfilling any third-party stockholder repurchase requests with respect to such month pursuant thereto until such time as the JPM Initial Capitalization has been fully repurchased; provided, that the number of shares subject to each JPM Mandatory Repurchase may be reduced where other holders of Class E shares that were issued pursuant to the Initial Capitalization and are not subject to repurchase under the share repurchase plan request repurchase of their shares, in which case the Class E shares and Class E units held by JPMIM and such other investors will be repurchased on a pro rata basis based on their respective percentage ownership in the Company immediately prior to such repurchase (not to exceed an aggregate number of shares equal to the amount available under the share repurchase plan’s 2% monthly and 5% quarterly caps). Notwithstanding the foregoing, the Company will not effect any JPM Mandatory Repurchase during any month in which the full amount of all shares requested to be repurchased by stockholders other than JPMIM under the share repurchase plan is not repurchased or when the share repurchase plan has been suspended.
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
Distributions
The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Code. The Mandatorily Redeemable Instruments receive the same gross distribution per share as the Class E common stock. For the six months ended June 30, 2026 and 2025, distributions declared on the Mandatorily Redeemable Instruments totaled $0.4 million and $2.1 million, respectively. When a distribution is declared, the Company records a distribution expense as a component of Mandatorily Redeemable Instruments interest cost in the Condensed Consolidated Statements of Operations. A distribution payable is also recorded within accounts payable, accrued expenses and other liabilities on the Company's Condensed Consolidated Balance Sheets until the distribution is paid. There was no distribution payable for Mandatorily Redeemable Instruments as of June 30, 2026. The distribution payable for Mandatorily Redeemable Instruments was $0.2 million as of December 31, 2025.
14. Earnings Per Share
The Company's net income (loss) and weighted-average number of shares outstanding for the three and six months ended June 30, 2026 and 2025 consist of the following ($ and shares in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to JPMREIT stockholders	$1,084	$32	$(1,694)	$1,712
Weighted-average shares of common stock outstanding, basic	97,919	65,443	90,111	58,122
Weighted-average shares of common stock outstanding, diluted	97,925	65,449	90,111	58,127

The calculation of basic and diluted net (loss) income per share amounts for the three and six months ended June 30, 2026 and 2025 consists of the following ($ and shares in thousands except per-share numbers):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Basic Net Income (Loss) per Share Attributable to JPMREIT Stockholders
Numerator:
Net income (loss) attributable to JPMREIT stockholders	$1,084	$32	$(1,694)	$1,712
Denominator:
Weighted-average shares of common stock outstanding	97,919	65,443	90,111	58,122
Basic net income (loss) per share of common stock	$0.01	$—	$(0.02)	$0.03

Diluted Net Income (Loss) per Share Attributable to JPMREIT Stockholders
Numerator:
Net income (loss) attributable to JPMREIT stockholders	$1,084	$32	$(1,694)	$1,712
Denominator:
Weighted-average shares of common stock outstanding	97,925	65,449	90,111	58,127
Diluted net income (loss) per share of common stock	$0.01	$—	$(0.02)	$0.03
For the six months ended June 30, 2026, unvested Class E shares awarded to the Company's independent directors as compensation for their service are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculations would be anti-dilutive for the period. There were no other potentially dilutive, unvested common shares for the three and six months ended June 30, 2026 and 2025.
15. Segment Reporting
The Chief Executive Officer, as the chief operating decision maker (the “CODM”), allocates resources and evaluates results based on the performance of each of the Company's six reportable segments: multifamily, industrial, single-family rental, retail, office and investments in real estate debt, real estate-related and other securities. The Company and the CODM believe that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment. The significant expense categories and amounts presented below align with the segment-level information that is regularly provided to the CODM.
The following table details the total assets by segment ($ in thousands):

	June 30, 2026	December 31, 2025
Multifamily	$673,641	$649,339
Industrial	429,996	438,750
Single-family rental	43,080	43,671
Retail	132,957	122,873
Office	63,490	—
Investments in real estate debt, real estate-related and other securities	321,103	241,220
Other (corporate)	25,493	7,665
Total assets	$1,689,760	$1,503,518

The following table details the financial results by segment for the three months ended June 30, 2026 ($ in thousands):

	Multifamily	Industrial	Single-family rental	Retail	Office	Investments in real estate debt, real estate-related and other securities	Total
Revenues
Rental revenue	$16,381	$8,731	$852	$3,086	$289	$—	$29,339
Total revenues	16,381	8,731	852	3,086	289	—	29,339
Expenses
Rental property operating	7,969	1,600	539	1,253	70	—	11,431
Total expenses	7,969	1,600	539	1,253	70	—	11,431
Income from investments in real estate debt	—	—	—	—	—	4,836	4,836
Income from investments in real estate-related and other securities	—	—	—	—	—	160	160
Segment net operating income	$8,412	$7,131	$313	$1,833	$219	$4,996	$22,904
Depreciation and amortization	$(5,926)	$(5,380)	$(385)	$(1,450)	$—	$—	$(13,141)
General and administrative							(1,500)
Mandatorily redeemable instruments interest costs							(12)
Interest expense							(8,634)
Other income, net							1,391
Net income							$1,008
Net loss attributable to non-controlling interests in consolidated joint ventures							(76)
Net income attributable to JPMREIT stockholders							$1,084

The following table details the financial results by segment for the three months ended June 30, 2025 ($ in thousands):

	Multifamily	Industrial	Single-family rental	Retail	Investments in real estate debt, real estate-related and other securities	Total
Revenues
Rental revenue	$6,350	$4,487	$726	$1,673	$—	$13,236
Total revenues	6,350	4,487	726	1,673	—	13,236
Expenses
Rental property operating	2,684	656	474	622	—	4,436
Total expenses	2,684	656	474	622	—	4,436
Income from investments in real estate debt	—	—	—	—	2,084	2,084
Income from investments in real estate-related and other securities	—	—	—	—	1,053	1,053
Segment net operating income	$3,666	$3,831	$252	$1,051	$3,137	$11,937
Depreciation and amortization	$(3,127)	$(3354)	$(384)	$(1267)	$—	$(8,132)
General and administrative						(1,551)
Mandatorily redeemable instruments interest costs						(1,552)
Interest expense						(2,992)
Other income, net						2,230
Net loss						$(60)
Net loss attributable to non-controlling interests in consolidated joint ventures						(92)
Net income attributable to JPMREIT stockholders						$32

The following table details the financial results by segment for six months ended June 30, 2026 ($ in thousands):

	Multifamily	Industrial	Single-family rental	Retail	Office	Investments in real estate debt, real estate-related and other securities	Total
Revenues
Rental revenue	$32,190	$18,338	$1,871	$6,323	$288	$—	$59,010
Total revenues	32,190	18,338	1,871	6,323	288	—	59,010
Expenses
Rental property operating	15,433	3,652	1,028	2,539	70	—	22,722
Total expenses	15,433	3,652	1,028	2,539	70	—	22,722
Income from investments in real estate debt	—	—	—	—	—	10,018	10,018
Income from investments in real estate-related and other securities	—	—	—	—	—	183	183
Segment net operating income	$16,757	$14,686	$843	$3,784	$218	$10,201	$46,489
Depreciation and amortization	$(13,093)	$(11,234)	$(769)	$(2,993)	$—	$—	$(28,089)
General and administrative							(3,345)
Mandatorily redeemable instruments interest costs							(585)
Interest expense							(17,944)
Other income, net							1,505
Net loss							$(1,969)
Net loss attributable to non-controlling interests in consolidated joint ventures							(275)
Net loss attributable to JPMREIT stockholders							$(1,694)

The following table details the financial results by segment for the six months ended June 30, 2025 ($ in thousands):

	Multifamily	Industrial	Single-family rental	Retail	Investments in real estate debt, real estate-related and other securities	Total
Revenues
Rental revenue	$10,544	$6,450	$1329	$3,182	$—	$21,505
Total revenues	10,544	6,450	1,329	3,182	—	21,505
Expenses
Rental property operating	4,269	956	958	1,286	—	7,469
Total expenses	4,269	956	958	1,286	—	7,469
Income from investments in real estate debt	—	—	—	—	3,562	3,562
Income from investments in real estate-related and other securities	—	—	—	—	2,134	2,134
Segment net operating income	$6,275	$5,494	$371	$1,896	$5,696	$19,732
Depreciation and amortization	$(4,762)	$(4303)	$(769)	$(1856)	$—	$(11,690)
General and administrative						(3,198)
Mandatorily redeemable instruments interest costs						(2,738)
Interest expense						(5,480)
Other income, net						4,973
Net income						$1,599
Net loss attributable to non-controlling interests in consolidated joint ventures						(113)
Net income attributable to JPMREIT stockholders						$1,712

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
The following table details the Company’s outstanding interest rate swaps that were non-designated hedges of interest rate risk (notional amount in thousands):

	June 30, 2026
Interest rate swap	Number of Instruments	Notional Amount	Weighted-Average Strike Rate	Index	Weighted-Average Maturity (Years)	Weighted-Average Commencement Date	Weighted-Average Maturity Date
Interest rate swaps – mortgage notes	4	$120,100	3.59%	SOFR	2.3	August 17, 2025	October 19, 2028

	December 31, 2025
Interest rate swap	Number of Instruments	Notional Amount	Weighted-Average Strike Rate	Index	Weighted-Average Maturity (Years)	Weighted-Average Commencement Date	Weighted-Average Maturity Date
Interest rate swaps – mortgage notes	4	$120,100	3.59%	SOFR	2.8	August 17, 2025	October 19, 2028
The following table details the fair value of the Company's derivative financial instruments ($ in thousands):

	Fair Value of Derivatives(1)
	June 30, 2026	December 31, 2025
Interest rate swaps - Asset	$858	$—
Interest rate swaps - Liability	(72)	(354)
(1)The derivative asset and liability balances as of June 30, 2026 and December 31, 2025 are included in other assets and accounts payable, accrued expenses and other liabilities, respectively.

17. Commitments and Contingencies
Litigation
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2026, the Company was not involved in any material legal proceedings.
18. Subsequent Events
The Company evaluated subsequent events through the issuance date of the financial statements, and determined that except as otherwise disclosed herein there were no additional material subsequent events requiring disclosure.
Real estate acquisitions and origination of real estate debt
On July 1, 2026, the Company originated a $60.0 million mortgage loan, of which $54.0 million has been funded, to finance the acquisition of a neighborhood shopping center in Dallas, Texas Metropolitan Statistical Area. The mortgage loan has an initial term of three years and two one-year extension options.
On July 2, 2026, the Company acquired a 132,282 square foot neighborhood retail center located in Dallas, Texas Metropolitan Statistical Area for $41.5 million, excluding closing costs.
On July 7, 2026, the Company acquired a 290,503 square foot industrial facility in Miami, Florida Metropolitan Statistical Area for $65.0 million, excluding closing costs.
Amendment to the Repurchase Facility
On July 13, 2026, the Repurchase Facility was amended to increase the maximum aggregate purchase price from $250 million to $400 million. All other material terms of the Repurchase Facility remain the same.

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
Overview
We are a Maryland corporation formed on November 5, 2021. We were formed to invest primarily in stabilized, income-generating real properties. We are an externally advised, perpetual-life REIT formed to pursue the following investment objectives:
•provide attractive current income in the form of regular, stable cash distributions;
•preserve and protect invested capital;
•realize appreciation in NAV from proactive investment management and asset management; and
•provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to real estate.
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
On July 8, 2025, we filed a Registration Statement on Form S-11 (File No. 333-288565) for our second public offering to register up to $4.8 billion of shares of common stock, consisting of up to $3.8 billion in shares of common stock in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan. On February 4, 2026, we commenced our second public offering and our initial public offering automatically terminated. In addition to our public offerings, we are conducting several private offerings.
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
Q2 2026 Highlights
Capital raising and distributions
•Raised net proceeds of $174.1 million from the sale of shares of our common stock, including shares issued under our distribution reinvestment plan, during the three months ended June 30, 2026.
•Declared distributions totaling $12.2 million for the three months ended June 30, 2026.
The details of the average annualized distribution rates and total returns as of June 30, 2026 are shown in the following table:

	Class D	Class I	Class E	Class Y
Average annualized distribution rate(1)	4.80%	4.78%	4.41%	3.65%
Year-to-date total return, without upfront selling commissions(2)	2.45%	2.43%	3.22%	2.43%
Year-to-date total return, assuming maximum upfront selling commissions(2)	0.94%	2.43%	3.22%	(1.02)%
Inception-to-date total return, without upfront selling commissions(2) (3)	5.95%	6.00%	7.89%	5.74%
Inception-to-date total return, assuming maximum upfront selling commissions(2) (3)	5.50%	6.00%	7.89%	4.30%
(1)Average annualized distribution rate is calculated as the current month's distribution annualized and divided by the prior month's NAV, which is inclusive of all fees and expenses.
(2)Total return is calculated as the change in NAV per share during the respective period plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Inception-to-date total return is annualized.
(3)The inception date was January 3, 2023 for Class D shares, November 1, 2023 for Class I shares, August 1, 2022 for Class E shares and January 1, 2024 for Class Y shares.
Investing
•Acquired one multi-family and seven office properties for $89.7 million, excluding closing costs during the three months ended June 30, 2026.

Portfolio
The following chart outlines the percentage of our assets across investments in real estate, real estate debt and real estate-related and other securities based on fair value by category as of June 30, 2026:
Asset Allocation(1)

1%
15%
85%
Real estate
Real estate debt
Real estate-related and other securities

(1)Real estate includes our direct property investments; real estate debt includes commercial mortgage loans; and real estate-related and other securities consists of our CMBS investments.
The following charts further describe the composition of our investments in real estate based on estimated fair value as of June 30, 2026:

Investments in real estate
As of June 30, 2026, we owned 68 real estate properties which are summarized in the following table ($ in thousands):

Property type	Number of Properties	Sq. Ft. (in thousands)/ Number of Units(1)	Occupancy Rate(1)(2)	Gross Asset Value(3)	Revenue(4)	% of Revenue
Multifamily	17	3,117 units	90%	$1,037,462	$32,190	55%
Single-family rental(5)	1	126 units	86%	46,809	1,871	3%
Industrial(6)	40	5,664 sq. ft.	99%	468,625	18,338	31%
Retail(7)	3	236 sq. ft.	95%	135,830	6,323	11%
Office	7	958 sq. ft.	62%	61,786	288	—
Total	68			$1,750,512	$59,010	100%
(1)Excludes properties under development related to one of our retail investments.
(2)Reflects real estate operating property investments only. Occupancy for our multifamily and single-family rental properties is measured monthly by dividing property market rent for occupied units by the gross market rent potential of all units. Gross market rent potential is the average monthly market rent of all units at the property. For our retail, office and industrial properties, occupancy represents the percentage of all leased square footage divided by the total available square footage as indicated. An operating property is an existing property that was purchased, regardless of current occupancy. For a newly developed property, operating is defined as reaching 60% occupancy or having been available for occupancy for a year from its certificate of occupancy.
(3)Based on fair value as of June 30, 2026.
(4)Revenue includes tenant recoveries, straight-line rent, above-market lease amortization and below-market lease amortization.
(5)Represents 126 townhomes that are presented as a single property in the number of properties.
(6)Includes 3.7 million square feet of land related to industrial outdoor storage and 2.0 million square feet of buildings related to other industrial properties.
(7)Includes five retail developments that are represented as a single property in the number of properties.

The following table provides information regarding our real estate properties as of June 30, 2026:

Property Type and Investment	Number of Properties	Location(1)	Acquisition Date	Ownership Interest(2)	Sq. ft. (in thousands)/Number of Units(3)	Occupancy(4)
Multifamily:
Caroline West Gray	1	Houston, TX	November 2022	95%	275 units	91%
Caroline Post Oak	1	Houston, TX	November 2022	95%	238 units	87%
Coda on Centre	1	Pittsburgh, PA	December 2022	100%	175 units	75%
Preserve at Pine Valley	1	Wilmington, NC	February 2025	90%	219 units	94%
Bass Lofts	1	Atlanta, GA	March 2025	100%	133 units	92%
The Elmstead	1	Providence, RI	May 2025	100%	100 units	93%
The Kensley	1	Jacksonville, FL	June 2025	100%	300 units	87%
Echelon Oswego	1	Chicago, IL	June 2025	100%	312 units	93%
Reflections at Red Mountain	1	Mesa, AZ	June 2025	100%	256 units	89%
Charleston Darby Portfolio	5	Charleston, SC	August 2025	90%	647 units	93%
Vineyard Commons	1	Kingston, NY	August 2025	100%	185 units	98%
Baker Chocolate Factory	1	Boston, MA	October 2025	95%	133 units	83%
Harrison Hill	1	Philadelphia, PA	April 2026	100%	144 units	91%
Total multifamily	17				3,117 units
Single-family rental:
Fiore(5)	1	Sarasota, FL	December 2023 - September 2024	100%	126 units	78%
Total single-family rental	1				126 units
Industrial:
Industrial outdoor storage
6200 Bristol	1	Philadelphia, PA	October 2022	100%	424 sq. ft.	100%
Industrial outdoor storage portfolio	17	Various(6)	June and September 2025	100%	3,284 sq. ft.	100%
Total industrial outdoor storage	18				3,708 sq. ft.
Other industrial
Savannah Truck Terminal	1	Savannah, GA	July 2023	100%	136 sq. ft.	100%
PODS	2	Various(7)	November 2024	100%	154 sq. ft.	100%
Norfolk Industrial Portfolio	7	Various(8)	April 2025	88%	581 sq. ft.	82%
Dallas Infill Portfolio	9	Dallas, TX	May and July 2025	100%	553 sq. ft.	98%

Property Type and Investment	Number of Properties	Location(1)	Acquisition Date	Ownership Interest(2)	Sq. ft. (in thousands)/Number of Units(3)	Occupancy(4)
One Brooklyn	1	New York, NY	July 2025	100%	76 sq. ft.	100%
11801 Industry	1	Jacksonville, FL	July 2025	100%	257 sq. ft.	100%
125 Fisher Street	1	Worcester, MA	December 2025	100%	199 sq. ft.	90%
Total other industrial	22				1,956 sq. ft.
Total industrial	40
Retail:
Shops at Grand Avenue	1	New York, NY	May 2024	95%	100 sq. ft.	88%
Stablewood	1	Various(9)	Various	98%	—	—
Shoppes at Heron Lakes	1	Miami, FL	November 2025	100%	136 sq. ft.	100%
Total retail	3				236 sq. ft.
Office:
The Edge portfolio	7	Boston, MA	June 2026	98%	958 sq. ft.	62%
Total office	7				958 sq. ft.
(1)Refers to the metropolitan statistical area.
(2)Certain of the joint venture agreements entered into by us provide the other partner a profits interest based on certain internal rate of return hurdles being achieved.
(3)Excludes properties under development related to one of our retail investments.
(4)Reflects real estate operating property investments only. Occupancy for our multifamily properties is measured monthly by dividing property market rent for occupied units by the gross market rent potential of all units. Gross market rent potential is the average monthly market rent of all units at the property. For our retail, office and industrial investments, occupancy represents the percentage of all leased square footage divided by the total available square footage as indicated. An operating property is an existing property that was purchased, regardless of current occupancy. For a newly developed property, operating is defined as reaching 60% occupancy or having been available for occupancy for a year from its certificate of occupancy.
(5)Represents 126 townhomes that are presented as a single property in the number of properties.
(6)Includes five properties located in Illinois, three properties located in New Jersey, two properties in each of Pennsylvania, New York and Wisconsin and one property in each of California, Connecticut and Washington.
(7)Represents one property located in Tampa, Florida and one located in Pinellas Park, Florida.
(8)Represents six properties located in Norfolk, Virginia and one located in Rockledge, Florida.
(9)Represents five retail developments including one in Greenville, South Carolina, one in Denver, Colorado, one in Holland, Michigan, one in Greeley, Colorado and one in Oklahoma City, Oklahoma.

Lease expirations
The following table details the expiring operating leases at our retail and industrial properties by annualized base rent as of June 30, 2026 ($ in thousands). The table below excludes our multifamily and single-family rental properties as substantially all leases at such properties expire within 12 months:

Year	Number of Expiring Leases	Annualized Rent(1)	% of Total Annualized Rent Expiring
2026 (remaining)	11	$1,413	3%
2027	19	4,216	9%
2028	30	6,569	14%
2029	20	4,965	10%
2030	24	7,723	16%
2031	17	4,558	9%
2032	7	4,432	9%
2033	5	2,467	5%
2034	4	577	1%
2035	3	1,407	3%
Thereafter	21	10,145	21%
Total	161	$48,472	100%
(1)Represents annualized base rent as of June 30, 2026 and excludes tenant recoveries.
Investments in real estate debt
The following table summarizes our investments in real estate debt as of June 30, 2026 and December 31, 2025 ($ in thousands):

					June 30, 2026		December 31, 2025
Real Estate Debt	Number of Positions	Credit Rating	Weighted-Average Coupon	Weighted-Average Maturity Date	Cost Basis	Fair Value	Cost Basis	Fair Value
Commercial Mortgage Loan	4	Not Rated	SOFR(1) + 2.52%	December 15, 2027	$304,600	$304,589	$224,600	$224,600
(1)“SOFR” refers to the Secured Overnight Financing Rate as of June 30, 2026.
Investments in real estate-related and other securities
The following table summarizes our investments in real estate-related and other securities as of June 30, 2026 and December 31, 2025 ($ in thousands):

			June 30, 2026			December 31, 2025
Real Estate-Related and Other Securities	Weighted-Average Coupon	Weighted-Average Maturity Date	Face Amount	Cost Basis	Fair Value	Face Amount	Cost Basis	Fair Value
CMBS	6.8%	August 19, 2039	$15,000	$15,107	$14,999	$15,000	$15,107	$15,323

Results of Operations
The following tables set forth information regarding our consolidated results of operations ($ in thousands, except per share data):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Revenues
Rental revenue	$29,339	$13,236	$16,103	$59,010	$21,505	$37,505
Total revenues	29,339	13,236	16,103	59,010	21,505	37,505
Expenses
Rental property operating	11,431	4,436	6,995	22,722	7,469	15,253
General and administrative	1,500	1,551	(51)	3,345	3,198	147
Depreciation and amortization	13,141	8,132	5,009	28,089	11,690	16,399
Total expenses	26,072	14,119	11,953	54,156	22,357	31,799
Other income (expense), net
Income from investments in real estate debt	4,836	2,084	2,752	10,018	3,562	6,456
Income from investments in real estate-related and other securities	160	1,053	(893)	183	2,134	(1,951)
Mandatorily redeemable instruments interest costs	(12)	(1,552)	1,540	(585)	(2,738)	2,153
Interest expense	(8,634)	(2,992)	(5,642)	(17,944)	(5,480)	(12,464)
Other income, net	1,391	2,230	(839)	1,505	4,973	(3,468)
Total other (expense) income, net	(2,259)	823	(3,082)	(6,823)	2,451	(9,274)
Net income (loss)	$1,008	$(60)	$1,068	$(1,969)	$1,599	$(3,568)
Net loss attributable to non-controlling interests in consolidated joint ventures	(76)	(92)	16	(275)	(113)	(162)
Net income (loss) attributable to JPMREIT stockholders	$1,084	$32	$1,052	$(1,694)	$1,712	$(3,406)
Net income (loss) per share of common stock – basic	$0.01	$—	$0.01	$(0.02)	$0.03	$(0.05)
Net income (loss) per share of common stock – diluted	$0.01	$—	$0.01	$(0.02)	$0.03	$(0.05)
Weighted-average shares of common stock outstanding – basic	97,919	65,443	32,476	90,111	58,122	31,989
Weighted-average shares of common stock outstanding – diluted	97,925	65,449	32,476	90,111	58,127	31,984
Rental revenue
Due to our acquisitions of real estate since June 30, 2025, our rental revenue for the three and six months ended June 30, 2026 and June 30, 2025 is not comparable. Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, single-family rental, industrial, office and retail properties. Rental revenue, aside from short-term leases generally less than one year in term, is recognized on a straight-line basis over the life of the lease, including any fixed and measurable rent escalations and abatements.
Rental property operating expenses
Rental property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of rental property operating expenses include insurance, utilities, real estate taxes and repair and maintenance expenses. Due to our acquisitions of real estate since June 30, 2025, our rental property operating expenses for the three and six months ended June 30, 2026 and June 30, 2025 are not comparable.
Depreciation and amortization expenses
Depreciation and amortization expenses are impacted by the fair values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. During the three and six months ended June 30, 2026, depreciation and amortization expenses increased by $5.0 million and $16.4 million, respectively, in comparison to the corresponding period in 2025. Depreciation and amortization expense increased as compared to the corresponding periods in 2025 due to our acquisitions of real estate since June 30, 2025.
Income from investments in real estate debt
During the three and six months ended June 30, 2026, income from investments in real estate debt increased by $2.8 million and $6.5 million, respectively, in comparison to the corresponding period in 2025 primarily due to the $186.5 million of real estate debt originated since June 30, 2025, partially offset by $16.8 million of repayments.
Income from investments in real estate-related and other securities
During the three and six months ended June 30, 2026, income from investments in real estate-related and other securities decreased by $0.9 million and $2.0 million, respectively, in comparison to the corresponding period in 2025. For the three months ended June 30, 2026, the decrease was primarily due to a decrease in interest income of $0.6 million and a decrease in realized gain of $0.3 million. For the six months ended June 30, 2026, the decrease was due to a decrease in interest income of $0.9 million.
Mandatorily redeemable instruments interest costs
During the three and six months ended June 30, 2026, mandatorily redeemable instruments interest costs decreased by $1.5 million and $2.2 million, respectively, in comparison to the corresponding period in 2025. For the three months ended June 30, 2026, the decrease was primarily due to a decrease in distributions declared of $1.0 million and a decrease in redemption value adjustment of $0.5 million due to repurchases of Mandatorily Redeemable Instruments during the year. For the six months ended June 30, 2026, the decrease was primarily due to a decrease in distributions declared of $1.8 million and a decrease in redemption value adjustment of $0.4 million due to repurchases of Mandatorily Redeemable Instruments during the year.
Interest expense
During the three and six months ended June 30, 2026, interest expense increased by $5.6 million and $12.5 million, respectively, in comparison to the corresponding period in 2025. Interest expense consists of interest expense incurred on our mortgage notes, Repurchase Facility and the Credit Facility. The change in interest expense was primarily attributable to an increase in interest expense relating to our new mortgage notes and an increase in borrowings under the Repurchase Facility and the Credit Facility since June 30, 2025.
Other income, net
During the three and six months ended June 30, 2026, other income, net decreased by $0.8 million and $3.5 million, respectively, in comparison to the corresponding period in 2025.
For the three months ended June 30, 2026, the decrease was primarily due to a $3.8 million decrease in interest income from our investment in a money market fund partially offset by a $1.2 million increase in interest income and an increase of $1.3 million in unrealized gains on derivatives instruments.
For the six months ended June 30, 2026, the decrease was primarily due to a $3.8 million decrease in interest income from our investment in a money market fund and a $1.2 million decrease in interest income partially offset by an increase of $1.2 million in unrealized gains on derivatives instruments.

Funds from Operations and Adjusted Funds from Operations
We believe funds from operations (“FFO”) is a meaningful supplemental non-GAAP operating measure, which should be considered along with, but not as an alternative to, net income (loss) as a measure of operating performance. Our condensed consolidated financial statements are presented under historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments will decrease evenly over a set time period. However, we believe that the value of real estate investments will change over time based on market conditions and as such, depreciation under historical cost accounting may be less informative. FFO is a standard REIT industry measure defined by the National Association of Real Estate Investment Trusts (“Nareit”).
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
The following table presents a reconciliation of net loss attributable to stockholders to FFO and AFFO ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to JPMREIT stockholders	$1,084	$32	$(1,694)	$1,712
Adjustments to arrive at FFO:
Real estate depreciation and amortization	13,141	8,132	28,089	11,690
Net gains or losses from sales of real estate	43	—	43	—
Amount attributable to non-controlling interests for above adjustments	(342)	(366)	(846)	(480)
FFO attributable to stockholders	13,926	7,798	25,592	12,922
Adjustments to arrive at AFFO:
Straight-line rental income	(1,296)	(435)	(2,457)	(651)
Amortization of above-and below-market lease intangibles	(388)	(777)	(1,085)	(792)
Changes in fair value of financial instruments, net	(1,090)	513	(615)	(63)
Performance Participation Allocation	(131)	—	285	—
Amortization of deferred financing costs	655	144	1,287	245
Amortization of stock based compensation awards	27	25	53	50
Accretion of mortgage discount	152	79	305	113
Amount attributable to non-controlling interests for above adjustments	86	73	145	78
AFFO attributable to JPMREIT stockholders	$11,941	$7,420	$23,510	$11,902

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

Capital resources
The following table is a summary of our indebtedness as of June 30, 2026 and December 31, 2025 ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	June 30, 2026	December 31, 2025
Fixed rate debt secured by our properties
Caroline West Gray	5.44%	December 1, 2029	N/A	$45,911	$45,911
Caroline Post Oak	5.44%	December 1, 2029	N/A	40,528	40,528
Coda on Centre	4.28%	May 1, 2029	N/A	27,582	27,860
The Elmstead(1)	4.30%	April 1, 2031	N/A	21,188	21,245
Bass Lofts	3.95%	September 5, 2027	N/A	14,710	14,902
One Brooklyn	4.35%	July 1, 2028	N/A	6,600	6,600
Charleston	5.08%	September 1, 2030	N/A	59,728	59,728
Baker Chocolate	3.91%	January 1, 2028	N/A	23,500	23,500
Total fixed rate				239,747	240,274
Variable rate debt secured by our properties
6200 Bristol(2)	SOFR + 2.05%	April 1, 2029	N/A	10,000	10,000
Norfolk Industrial Portfolio(3)	SOFR + 1.75%	June 19, 2030	N/A	43,700	43,700
Preserve at Pine Valley(4)	SOFR + 1.50%	December 10, 2030	N/A	21,200	21,200
Vineyard Commons(5)	SOFR + 1.40%	January 1, 2030	N/A	45,175	45,175
Stablewood	SOFR + 3.75%	August 8, 2028	$50,000	9,568	5,292
Total variable rate				129,643	125,367

Total debt secured by real estate				369,390	365,641

Repurchase Facility	SOFR + 1.52%	August 22, 2027	$250,000	228,450	168,450
Unsecured revolving credit facility	SOFR + 1.40%	July 15, 2028	$325,000	55,000	73,000
Total indebtedness				$652,840	$607,091
(1)This loan is comprised of a senior and mezzanine loan. The interest rate and maturity date presented are the weighted average.
(2)We entered into an interest rate swap that was not designated as a hedge, which fixed the rate at 6.26%.
(3)We entered into an interest rate swap that was not designated as a hedge, which fixed the rate at 5.41%.
(4)We entered into an interest rate swap that was not designated as a hedge, which fixed the rate at 4.90%.
(5)We entered into an interest rate swap that was not designated as a hedge, which fixed the rate at 4.88%.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	For the Six Months Ended
	June 30, 2026	June 30, 2025	Change
Net cash provided by operating activities	$27,669	$14,396	$13,273
Net cash used in investing activities	(196,533)	(555,673)	359,140
Net cash provided by financing activities	180,383	482,966	(302,583)
Net change in cash, cash equivalents and restricted cash	$11,519	$(58,311)	$69,830

Cash flows provided by operating activities increased by $13.3 million for the six months ended June 30, 2026 compared to the corresponding period in 2025 primarily due to an increase in cash flows from operations from our investments in real estate as a result of growth in the size of our portfolio.
Cash flows used in investing activities decreased by $359.1 million for the six months ended June 30, 2026 compared to the corresponding period in 2025 primarily due to a decrease of $365.2 million in real estate acquisitions and a decrease of $63.1 million in purchase of real-estate related and other securities, partially offset by an increase of $24.3 million in the origination of investments in real estate debt.
Cash flows provided by financing activities decreased by $302.6 million for the six months ended June 30, 2026 compared to the corresponding period in 2025 primarily due to a decrease of net proceeds from the issuance of common stock of $193.1 million, an increase of $65.8 million in repurchases of common stock and Mandatorily Redeemable Instruments and a decrease of $38.3 million in proceeds from mortgage notes, partially offset by an increase of $18.2 million in proceeds from the Repurchase Facility.
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
The following tables detail the aggregate distributions declared for each applicable class of common stock:

	For the Three Months Ended June 30, 2026
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y
Aggregate gross distributions declared per share of common stock	$0.1269	$0.1269	$—	$0.0423	$0.1269	$—	$0.1269
Stockholder servicing fee per share of common stock(1)	—	—	—	(0.008)	—	—	(0.0240)
Net distributions declared per share of common stock	$0.1269	$0.1269	$—	$0.0343	$0.1269	$—	$0.1029

	For the Six Months Ended June 30, 2026
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y
Aggregate gross distributions declared per share of common stock	$0.2533	$0.2533	$—	$0.0423	$0.2533	$—	$0.2533
Stockholder servicing fee per share of common stock(1)	—	—	—	(0.008)	—	—	(0.0475)
Net distributions declared per share of common stock	$0.2533	$0.2533	$—	$0.0343	$0.2533	$—	$0.2058
(1) Stockholder servicing fees only apply to Class D, Class S, Class T and Class Y shares. For purposes of NAV, the Company recognizes the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is incurred. Under GAAP, the Company accrues the full cost of the stockholder servicing fee as an offering cost at the time the Company sells Class D, Class S, Class T and Class Y shares. The stockholder servicing fee on Class D shares was waived as of June 30, 2026, and the NAV attributable to current holders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity. The Company accrued stockholder servicing fees of $8.5 million and $6.3 million as of June 30, 2026 and December 31, 2025, respectively.
The following tables summarize our distributions paid on our shares of common stock ($ in thousands):

	For The Three Months Ended June 30, 2026		For The Three Months Ended June 30, 2025
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$4,797	42%	$3,616	53%
Reinvested in shares	6,702	58%	3,234	47%
Total distributions	$11,499	100%	$6,850	100%
Source of Distributions
Cash flows from operating activities	11,499	100%	6,850	100%
Offering proceeds	—	—	—	—
Total sources of distributions	$11,499	100%	$6,850	100%
Cash flows from operating activities	$15,931		$8,890
Funds from Operations	$13,926		$7,798
Adjusted Funds from Operations	$11,941		$7,420

	For The Six Months Ended June 30, 2026		For The Six Months Ended June 30, 2025
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$9,305	43%	$6,217	54%
Reinvested in shares	12,146	57%	5,353	46%
Total distributions	$21,451	100%	$11,570	100%
Source of Distributions
Cash flows from operating activities	$21,451	100%	$11,570	100%
Offering proceeds	—	—	—	—
Total sources of distributions	$21,451	100%	$11,570	100%
Cash flows from operating activities	$27,669		$14,396
Funds from Operations	$25,592		$12,922
Adjusted Funds from Operations	$23,510		$11,902

In addition to the distributions paid on our common stock, during the three and six months ended June 30, 2026 and 2025, we paid $0.1 million, $0.6 million, $1.1 million and $2.1 million, respectively, for Mandatorily Redeemable Instruments.

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
The following valuation methods are used for purposes of calculating our NAV:
•Investments in real property are valued by our independent valuation advisor and independent third-party appraisal firms using the income approach’s discounted cash flow method. The discounted cash flow method takes into consideration contractual rent payments over the life of the lease term offset by any capitalized expenditures. Our independent valuation advisor and independent third-party appraisers may supplement the discounted cash flow analysis with a sales comparison approach and the income approach’s direct capitalization method, but typically reconcile exclusively to the discounted cash flow method.
•In general, investments in real estate debt are valued by an independent debt valuation services firm using a variety of methods, including but not limited to, market quotations and/or discounted cash flow method. Our independent debt valuation services firm calculates the fair value of loans in accordance with GAAP and by considering all relevant calculations and scenarios that a market participant would consider in evaluating the financial instrument. Most loans held as an investment are valued by discounting debt service cash flows using a market yield.
•Investments in real estate-related and other securities consists of investments in commercial mortgage-backed securities. We classify real estate-related and other securities as trading securities which the Adviser generally values on the basis of publicly available market quotations or at fair value determined in accordance with GAAP.
•Interest rate swaps are valued using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
•Treasury note futures contracts are valued based on quoted market prices for identical instruments.
•Liabilities include the fees payable to the Adviser and the Dealer Manager, accounts payable, accrued operating expenses, property-level mortgages, the Repurchase Facility, any portfolio-level credit facilities and other liabilities, where applicable. Other than property-level mortgages and the Repurchase Facility, we include the cost basis of our liabilities as part of NAV, which approximates fair value. These carrying amounts are meant to reasonably approximate fair value due to the liquid and short-term nature of the instruments. We include as part of NAV the fair value of our property-level mortgages and Repurchase Facility, which are valued monthly by an independent valuation services firm. For most loans valued from the borrower’s perspective, our independent debt valuation services firm utilizes a discounted cash flow analysis in evaluating its fair value conclusions. Additional inputs or adjustments to fair value conclusions may be applicable based on observations of market participant behavior.
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
The Adviser advanced our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through July 22, 2024. On such date, we began reimbursing the Adviser for all such advanced costs ratably over a period that will continue until 60 months following such date. For purposes of calculating our NAV, the organization and offering expenses paid by the Adviser through July 22, 2024 will not be recognized as expenses, or as a component of equity and reflected in our NAV, until we reimburse the Adviser for these expenses. In addition, the operating expenses paid by the Adviser through April 30, 2026 will not be recognized as expenses and reflected in our NAV, until we reimburse the Adviser for these expenses.
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

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. We believe our NAV is a meaningful supplemental non-GAAP operating metric. The following table provides a breakdown of the major components of our NAV as of June 30, 2026 ($ and shares/units in thousands):

Components of NAV	June 30, 2026
Investments in real estate	$1,445,923
Investments in real estate debt	304,589
Investments in real estate-related and other securities	14,999
Cash and cash equivalents	28,539
Restricted cash	6,085
Other assets	17,273
Debt obligations	(650,056)
Other liabilities	(28,399)
Accrued performance participation allocation	(285)
Stockholder servicing fees payable the following month(1)	(93)
Non-controlling interests in joint ventures	(19,006)
Net Asset Value	$1,119,569
Number of outstanding shares/units	99,227
(1)Stockholder servicing fees only apply to Class T, Class S, Class D and Class Y shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under accounting principles generally accepted in the United States of America (“GAAP”), we accrue the lifetime cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S, Class D and Class Y shares. The stockholder servicing fee on Class D shares was waived as of June 30, 2026, and the NAV attributable to current holders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity. As of June 30, 2026, we had accrued under GAAP stockholder servicing fees of $8.5 million.
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of June 30, 2026 ($ and shares/units in thousands except per-share/unit data):

Share Class/Unit	Net asset value	Number of outstanding shares/units	NAV per share/unit
Class D Shares	$10,747	1,017	$10.56
Class I Shares	242,996	22,898	10.61
Class S Shares	—	—	—
Class T Shares	23	2	11.50
Class E Shares	732,358	63,510	11.53
Class X Shares	—	—	—
Class Y Shares	132,493	11,717	11.31
Operating Partnership Units(1)	952	83	11.53
Total	$1,119,569	99,227
(1)Class E units held by the Special Limited Partner.
Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the June 30, 2026 valuations, based on property types. Once we own more than one single-family rental or more than one office property, we will include the key assumptions for such property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	7.32%	5.86%
Industrial	7.94%	6.43%
Retail	7.52%	6.63%

These assumptions are determined by our independent valuation advisor and reviewed by the Adviser. A change in these assumptions would impact the calculation of the values of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily Investment Values	Industrial Investment Values	Retail Investment Values
Discount Rate	0.25% decrease	1.91%	1.86%	2.01%
(weighted average)	0.25% increase	(1.91)%	(1.90)%	(1.82)%
Exit Capitalization Rate	0.25% decrease	2.68%	2.41%	2.28%
(weighted average)	0.25% increase	(2.52)%	(2.29)%	(2.10)%
The following table reconciles stockholders’ equity per our Condensed Consolidated Balance Sheets to our NAV as of June 30, 2026 ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	June 30, 2026
Stockholders’ equity under GAAP	$962,113
Redeemable non-controlling interest	952
Total stockholders’ equity and Operating Partnership units	963,065
Adjustments:
Organization, offering costs and operating expenses(1)	8,140
Accrued stockholder servicing fees(2)	8,366
Unrealized real estate and borrowings appreciation, net(3)	55,481
Accumulated depreciation and amortization(4)	90,298
Straight-line rent receivable(5)	(5,781)
NAV	$1,119,569
(1)The Adviser advanced our organization and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through July 22, 2024. On such date, we began reimbursing the Adviser for all such advanced costs ratably over a period that will continue until 60 months following such date. During the three months ended June 30, 2026, we reimbursed $0.4 million to the Adviser. In addition, the Adviser advanced on our behalf certain of our operating expenses through April 30, 2026. Starting May 1, 2026, we began reimbursing the Adviser for all such advanced expenses ratably over a period that will continue until 60 months following such date. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For the purposes of calculating NAV, such costs will be recognized as a reduction to NAV as they are reimbursed ratably over the respective 60-month reimbursement periods.
(2)Stockholder servicing fees only apply to Class D, Class S, Class T and Class Y shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction to our NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the lifetime cost of the stockholder servicing fee as an offering cost at the time we sell Class D, Class S, Class T and Class Y shares. The stockholder servicing fee on Class D shares was waived as of June 30, 2026, and the NAV attributable to current holders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity.
(3)Our investments in real estate are presented at historical cost in our GAAP condensed consolidated financial statements. Additionally, our mortgage notes, Repurchase Facility and the Credit Facility (“Borrowings”) are presented at their carrying values in our condensed consolidated financial statements. As such, any changes in the fair market values of our investments in real estate or our Borrowings are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and our Borrowings are recorded at fair value.
(4)In accordance with GAAP, we depreciate our investments in real estate and amortize certain other assets and liabilities. Such depreciation and amortization is not recorded for purposes of determining our NAV.
(5)We record straight-line rent in accordance with GAAP. Any resulting straight-line rent receivable or liability is excluded for purposes of determining our NAV.

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
The allocation of the purchase price directly affects the following in our condensed consolidated financial statements:
•the amount of purchase price allocated to the various tangible and intangible assets and liabilities on our Condensed Consolidated Balance Sheets;
•the amounts allocated to above-market and below-market leases are amortized to rental income over the remaining non-cancelable terms of the respective leases. The amounts allocated to all other tangible and intangible assets are amortized to depreciation or amortization expense. Thus, depending on the amounts allocated between land and depreciable assets, changes in the purchase price allocation among our assets could have a material impact on our net income; and
•the period of time over which tangible and intangible assets are depreciated varies greatly, and thus, changes in the amounts allocated to these assets will have a direct impact on our results of operations. Intangible assets are generally amortized over the respective lives of the leases. Also, we depreciate our buildings over a maximum of 40 years, but do not depreciate our land. These differences in timing could have a material impact on our results of operations.
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
We evaluated our portfolio, as of June 30, 2026 and December 31, 2025, for impairment indicators. We did not record any impairment losses for the three and six months ended June 30, 2026 or year ended December 31, 2025.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest rate risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We may seek to manage or mitigate our exposure to interest risk through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of June 30, 2026, the outstanding principal balance of our variable rate indebtedness was $293.0 million.
Certain of our mortgage loans and other indebtedness are variable rate and indexed to SOFR. For the three and six months ended June 30, 2026, a 10% increase in SOFR would have resulted in an increase in interest expense of $0.3 million and $0.5 million, respectively. We have executed interest rate swaps with an aggregate notional amount of $120.1 million as of June 30, 2026, to hedge the risk of increasing interest rates.
We have invested a portion of our portfolio in floating-rate investments in real estate debt and intend to invest in both fixed- and floating-rate real estate debt investments in the future. For floating-rate investments in real estate debt, our net income will increase or decrease depending on interest rate movements. For the three and six months ended June 30, 2026, a 10% decrease in the reference rate would have resulted in a decrease in interest income of $0.3 million and $0.6 million, respectively. Additionally, interest rate movement can impact the valuation of real estate debt depending on various aspects of the instrument, including the credit rating, duration and structure of the interest rate payments.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered sales of equity securities
All sales of unregistered securities during the three months ended June 30, 2026 were previously disclosed.
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
During the three months ended June 30, 2026, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Period	Total Number of Shares Repurchased	Repurchases as a Percentage of NAV(1)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Repurchased Under the Publicly Announced Plans or Programs
April 2026	$64,820	0.07%	$10.65	$64,820	—
May 2026	$28,244	0.03%	11.15	$28,244	—
June 2026	$98,634	0.10%	10.90	$98,634	—
Total	$191,698			$191,698
(1)Represents aggregate NAV of shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Fifth Amended and Restated Advisory Agreement
On August 10, 2026, we, the Operating Partnership, and our Adviser entered into that certain Fifth Amended and Restated Advisory Agreement (the “Fifth A&R Advisory Agreement”). The Fifth A&R Advisory Agreement amends and restates the prior version of the agreement to make certain updates requested by a state securities examiner.
Fourth Amended and Restated Limited Partnership Agreement
On August 10, 2026, we, the Special Limited Partner, and the limited partners party thereto entered into that certain Fourth Amended and Restated Limited Partnership Agreement (the “Fourth A&R Limited Partnership Agreement”). The Fourth A&R Limited Partnership Agreement amends and restates the Third Amended and Restated Limited Partnership Agreement dated April 17, 2026 to make certain updates requested by a state securities examiner.
Trading Arrangements
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended June 30, 2026.
Unregistered sales of equity securities
On August 1, 2026, the Company, pursuant to the Company's distribution reinvestment plan, issued 131,306, 11,380 and 25,194 Class E, Class I, and Class Y shares of common stock at prices per share of $11.53, $10.61 and $11.31, respectively, to accredited investors for aggregate purchase prices of $1.51 million, $0.12 million and $0.28 million, respectively.
On August 1, 2026, the Company issued 48,163 and 83,311 Class E and Class Y shares of common stock at prices per share of $11.53 and $11.52, respectively, to accredited investors in private placements for aggregate purchase prices of $0.56 million and $0.96 million, respectively. The aggregate commissions paid in connection with the sale of Class Y shares were $0.02 million.

Item 6. Exhibits.

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

10.1*
Fifth Amended and Restated Advisory Agreement by and among J.P. Morgan Real Estate Income Trust, Inc., J.P. Morgan REIT Operating Partnership, L.P. and J.P. Morgan Investment Management Inc., dated August 10, 2026.

10.2*	Third Amended and Restated Limited Partnership Agreement of J.P. Morgan REIT Operating Partnership, L.P., dated April 17, 2026.
10.3*	Fourth Amended and Restated Limited Partnership Agreement of J.P. Morgan REIT Operating Partnership, L.P., dated August 10, 2026.
10.4*	Amended and Restated Independent Director Compensation Policy
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.P. Morgan Real Estate Income Trust, Inc.

Date: August 12, 2026	By:	/s/ Chad Tredway
Chad Tredway
Chairperson of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Lawrence A. Goodfield, Jr.
Lawrence A. Goodfield, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)