Form 10-Q
period 2026-09-30
J.P. Morgan Real Estate Income Trust, Inc.
filed 2026-11-06
CIK 1893262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2026, the registrant had outstanding 1,038,174 shares of Class D common stock, 24,248,064 shares of Class I common stock, 78,571 shares of Class T common stock, 64,740,860 shares of Class E common stock and 12,703,122 shares of Class Y common stock. There were no outstanding shares of Class S or Class X common stock.

i

Item 1. Financial Statements.
J.P. Morgan Real Estate Income Trust, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except per-share data)

	September 30, 2026	December 31, 2025
ASSETS
Investments in real estate, net	$1,457,052	$1,159,632
Investments in real estate debt	358,542	224,600
Investments in real estate-related and other securities	14,605	15,323
Intangible assets, net	96,588	58,548
Cash and cash equivalents	24,603	18,416
Restricted cash	7,225	4,689
Deposits on real estate	2,400	—
Other assets, net	39,230	22,310
Total assets	$2,000,245	$1,503,518
LIABILITIES AND EQUITY
Mortgage notes, net	$367,586	$359,445
Repurchase facility, net	268,453	167,863
Unsecured revolving credit facility	305,500	73,000
Intangible liabilities, net	8,802	8,435
Mandatorily redeemable instruments	—	54,794
Due to affiliates	27,228	28,969
Accounts payable, accrued expenses and other liabilities	33,216	26,856
Total liabilities	1,010,785	719,362

Commitments and contingencies (Note 17)	—	—
Redeemable non-controlling interest	966	864

Equity
Common stock – Class D shares, $0.01 par value per share, 600,000 shares authorized, and 1,022 and 1,009 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	10	10
Common stock – Class I shares, $0.01 par value per share, 1,500,000 shares authorized, and 23,710 and 13,949 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	237	139
Common stock - Class T shares, $0.01 par value per share, 600,000 shares authorized, and 25 and 0 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Common stock – Class E shares, $0.01 par value per share, 600,000 shares authorized, and 64,411 and 55,790 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	644	558
Common stock – Class Y shares, $0.01 par value per share, 600,000 shares authorized, and 12,256 and 8,579 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	123	86
Additional paid-in capital	1,083,935	844,236
Accumulated deficit	(110,597)	(74,128)
Total stockholders’ equity	974,352	770,901
Non-controlling interests in consolidated joint ventures	14,142	12,391
Total equity	988,494	783,292
Total liabilities and equity	$2,000,245	$1,503,518
The accompanying notes are an integral part of these condensed consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per-share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Rental revenue	$35,863	$22,556	$94,874	$44,061
Total revenues	35,863	22,556	94,874	44,061
Expenses
Rental property operating	14,407	7,435	37,129	14,904
General and administrative	1,869	2,412	5,214	5,610
Depreciation and amortization	16,600	14,363	44,689	26,053
Total expenses	32,876	24,210	87,032	46,567
Other income (expense), net
Income from investments in real estate debt	6,193	2,412	16,211	5,974
(Loss) income from investments in real estate-related and other securities	(139)	306	43	2,440
Mandatorily redeemable instruments interest costs	—	(2,045)	(585)	(4,783)
Interest expense	(11,681)	(5,567)	(29,625)	(11,047)
Other income (loss), net	2,926	(148)	4,431	4,825
Total other expense, net	(2,701)	(5,042)	(9,525)	(2,591)
Net income (loss)	$286	$(6,696)	$(1,683)	$(5,097)
Net loss attributable to non-controlling interests in consolidated joint ventures	(77)	(277)	(352)	(390)
Net income (loss) attributable to JPMREIT stockholders	$363	$(6,419)	$(1,331)	$(4,707)
Net income (loss) per share of common stock – basic	$—	$(0.09)	$(0.01)	$(0.07)
Net income (loss) per share of common stock – diluted	$—	$(0.09)	$(0.01)	$(0.07)
Weighted-average shares of common stock outstanding – basic	100,972	72,503	93,771	62,968
Weighted-average shares of common stock outstanding – diluted	100,976	72,503	93,771	62,968
The accompanying notes are an integral part of these condensed consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in thousands, except per-share data)

	Par Value
	Common Stock Class D	Common Stock Class I	Common Stock Class T	Common Stock Class E	Common Stock Class Y	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at June 30, 2026	$10	$229	$—	$635	$117	$1,059,266	$(98,144)	$962,113	$14,001	$976,114
Common stock issued, net of offering costs	—	7	—	8	6	23,350	—	23,371	—	23,371
Common stock repurchased	—	(1)	—	(3)	(1)	(6,218)	—	(6,223)	—	(6,223)
Distributions declared on common stock	—	—	—	—	—	—	(12,816)	(12,816)	—	(12,816)
Distribution reinvestments	—	2	—	4	1	7,517	—	7,524	—	7,524
Net income	—	—	—	—	—	—	363	363	(77)	286
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	690	690
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(472)	(472)
Amortization of restricted stock grants	—	—	—	—	—	33	—	33	—	33
Allocation to redeemable non-controlling interest	—	—	—	—	—	(13)	—	(13)	—	(13)
Balance at September 30, 2026	$10	$237	$—	$644	$123	$1,083,935	$(110,597)	$974,352	$14,142	$988,494

	Par Value
	Common Stock Class D	Common Stock Class I	Common Stock Class S	Common Stock Class E	Common Stock Class Y	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at June 30, 2025	$11	$128	$—	$498	$55	$735,421	$(45,051)	$691,062	$10,916	$701,978
Common stock issued, net of offering costs	—	7	—	27	16	53,472	—	53,522	—	53,522
Common stock repurchased	(1)	(3)	—	(1)	—	(4,811)	—	(4,816)	—	(4,816)
Distributions declared on common stock	—	—	—	—	—	—	(8,217)	(8,217)	—	(8,217)
Distribution reinvestments	—	1	—	3	—	4,129	—	4,133	—	4,133
Net income (loss) ($8 income allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(6,419)	(6,419)	(269)	(6,688)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	3,359	3,359
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(231)	(231)
Amortization of restricted stock grants	—	—	—	—	—	20	—	20	—	20
Allocation to redeemable non-controlling interest	—	—	—	—	—	(26)	—	(26)	—	(26)
Balance at September 30, 2025	$10	$133	$—	$527	$71	$788,205	$(59,687)	$729,259	$13,775	$743,034
The accompanying notes are an integral part of these condensed consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in thousands, except per-share data)

	Par Value
	Common Stock Class D	Common Stock Class I	Common Stock Class T	Common Stock Class E	Common Stock Class Y	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2025	$10	$139	$—	$558	$86	$844,236	$(74,128)	$770,901	$12,391	$783,292
Common stock issued, net of offering costs	—	100	—	80	37	234,168	—	234,385	—	234,385
Common stock repurchased	—	(6)	—	(5)	(2)	(14,166)	—	(14,179)	—	(14,179)
Distributions declared on common stock	—	—	—	—	—	—	(35,138)	(35,138)	—	(35,138)
Distribution reinvestments	—	4	—	11	2	19,652	—	19,669	—	19,669
Net loss ($1 loss allocated to redeemable non-controlling interest)		—	—	—	—	—	(1,331)	(1,331)	(351)	(1,682)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	3,113	3,113
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1011)	(1011)
Amortization of restricted stock grants	—	—	—	—	—	86	—	86	—	86
Allocation to redeemable non-controlling interest	—	—	—	—	—	(41)	—	(41)	—	(41)
Balance at September 30, 2026	$10	$237	$—	$644	$123	$1,083,935	$(110,597)	$974,352	$14,142	$988,494

	Par Value
	Common Stock Class D	Common Stock Class I	Common Stock Class S	Common Stock Class E	Common Stock Class Y	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2024	$10	$101	$1	$186	$21	$329,600	$(33,780)	$296,139	$4,430	$300,569
Common stock issued, net of offering costs	1	34	—	336	50	456,903	—	457,324	—	457,324
Common stock repurchased	(1)	(5)	(1)	(1)	—	(7,807)	—	(7,815)	—	(7,815)
Distributions declared on common stock	—	—	—	—	—	—	(21,200)	(21,200)	—	(21,200)
Distribution reinvestments	—	3	—	6	—	9,477	—	9,486	—	9,486
Net income (loss) ($6 income allocated to redeemable non-controlling interest)	—	—	—	—	—	—	(4,707)	(4,707)	(384)	(5,091)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	12,241	12,241
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(2,512)	(2,512)
Amortization of restricted stock grants	—	—	—	—	—	70	—	70	—	70
Allocation to redeemable non-controlling interest	—	—	—	—	—	(38)	—	(38)	—	(38)
Balance at September 30, 2025	$10	$133	$—	$527	$71	$788,205	$(59,687)	$729,259	$13,775	$743,034
The accompanying notes are an integral part of these condensed consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,683)	$(5,097)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	44,689	26,051
Amortization of above- and below-market lease intangibles, net	(1,331)	(1,345)
Straight-line rent amortization	(3,652)	(1,448)
Amortization of deferred financing costs	2,498	911
Amortization of discount on real estate-related and other securities	—	(193)
Amortization of restricted stock grants	86	70
Realized gain on financial instruments	—	(559)
Realized gain on sale of real estate	(374)	—
Unrealized (gain) loss on financial instruments	(2,122)	547
Redemption value adjustment on mandatorily redeemable instruments	191	1,689
Change in assets and liabilities:
Increase in other assets	(2,094)	(1,885)
Increase in due to affiliates	3,042	4,673
Increase in accounts payable, accrued expenses and other liabilities	6,132	4,626
Net cash provided by operating activities	45,382	28,040

Cash flows from investing activities:
Acquisitions of real estate	(370,174)	(674,371)
Capital improvements on real estate	(19,473)	(8,814)
Proceeds from sale of real estate	13,172	—
Origination of investments in real estate debt	(134,000)	(55,700)
Deposits on real estate acquisitions	(8,650)	(4,691)
Return of deposits on real estate acquisition	1,000
Variation margin proceeds	—	188
Proceeds from real estate-related and other securities	—	55,041
Purchases of real-estate related and other securities	—	(63,064)
Net cash used in investing activities	(518,125)	(751,411)

Cash flows from financing activities:
Proceeds from issuance of common stock	230,772	459,854
Repurchase of common stock	(13,212)	(7,316)
Repurchase of mandatorily redeemable instruments	(61,070)	(16,386)
Borrowings under unsecured revolving credit facility	660,500	45,175
Repayments under unsecured revolving credit facility	(428,000)	—
Contributions from non-controlling interests	3,125	6,643
Distributions paid on common stock	(14,353)	(10,002)
Distributions to non-controlling interests	(1,008)	(429)
Repurchase of redeemable non-controlling interest	(1,287)	—
Proceeds from mortgage notes and debt secured by real estate	15,799	104,210
Proceeds from repurchase facility	100,500	41,775
Principal repayments of mortgage notes and debt secured by real estate	(8,968)	(585)
Payment of deferred financing costs	(1,332)	(5,435)
Net cash provided by financing activities	481,466	617,504

Net change in cash, cash equivalents and restricted cash	8,723	(105,867)
Cash, cash equivalents and restricted cash, at the beginning of the period	23,105	128,392
Cash, cash equivalents and restricted cash, at the end of the period	$31,828	$22,525

J.P. Morgan Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	For the Nine Months Ended September 30,
	2026	2025
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$24,603	$18,897
Restricted cash	7,225	3,628
Total cash, cash equivalents and restricted cash	$31,828	$22,525

Supplemental disclosure of cash flow information:
Cash paid for interest	$26,562	$9,290

Supplemental disclosure of non-cash investing and financing activities:
Assumption of mortgage note, net, in conjunction with acquisition of real estate	$—	$41,787
Assumption of working capital in conjunction with acquisition of real estate	$4,008	$4,837
Accrued distributions	$1,118	$1,713
Distribution re-investments	$19,669	$9,486
Accrued capex	$812	$—
Reclassification of deposits to investments in real estate, net	$5,250	$5,729
Accrued stockholder servicing fee due to affiliate	$2,310	$3,692
Non-controlling interest contributions to investment in real estate, net	$—	$3,514
Redeemable non-controlling interest issued as settlement for performance participation allocation	$1,383	$810
Sale of equity interest to non-controlling interest	$—	$2,083
The accompanying notes are an integral part of these condensed consolidated financial statements.

J.P. Morgan Real Estate Income Trust, Inc.
Condensed Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026
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
As of September 30, 2026, the Company owned 72 real estate properties consisting of 43 industrial properties, 17 multifamily properties, four retail properties, seven office properties and 126 single-family townhomes that are presented as a single property. The Company also has three commercial mortgage-backed securities (“CMBS”) investments and five real estate debt investments. The Company currently operates in six reportable segments: multifamily, industrial, single-family rental, retail, office and investments in real estate debt, real estate-related and other securities. See Note 15 for a description of the Company's segment reporting.
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
Pursuant to a separate private offering, as of September 30, 2026, the Company had sold $67.9 million in Class E shares and $94.2 million in Class E units of the Operating Partnership (“Class E units”), including $5.8 million in Class E shares and $94.2 million in Class E units purchased by JPMIM (the “JPM Initial Capitalization” and together with other Class E shares sold pursuant to such private offering, the “Initial Capitalization”). As of September 30, 2026, all shares and units issued in the JPM Initial Capitalization have been repurchased by the Company. See Note 13 for further details.
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
Certain amounts on the Company’s Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 have been reclassified to conform to the current period presentation. Such reclassifications have no effect on previously reported totals or subtotals on the Condensed Consolidated Statements of Cash Flows.
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
There is no other comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025, resulting in comprehensive income (loss) equaling net income (loss). Accordingly, the statement of other comprehensive income (loss) is not presented.
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
Each of the Company’s joint ventures is considered to be a VIE. The Company consolidated these entities because it has the ability to direct the most significant activities of the joint venture. The total assets and liabilities of the Company’s consolidated VIEs were $510.0 million and $267.4 million and $423.3 million and $244.9 million as of September 30, 2026 and December 31, 2025, respectively. Such amounts are included on the Company’s Condensed Consolidated Balance Sheets.
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
The Company’s management reviews the Company’s real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. If the Company determines that an impairment has occurred, the affected assets must be reduced to their estimated fair value. During the three and nine months ended September 30, 2026 and 2025, no such impairments occurred.

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
Class E units held by the Adviser that were mandatorily redeemable and only subject to delays to the continuous obligation to ultimately redeem such units once sufficient availability exists under the share repurchase agreements (the “Mandatorily Redeemable Instruments”) were carried at their cash redemption value as if the units were repurchased or redeemable at the reporting date, which equals Class E NAV per unit at the reporting date. As of September 30, 2026, there are no outstanding Class E shares or Class E units held by the Adviser that are subject to mandatory repurchase requirements.
The carrying amounts of financial instruments such as other assets, accounts payable, accrued expenses and other liabilities approximate their fair values due to the short-term maturities and market rates of interest of these instruments.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$—	$358,542	$358,542	$—	$—	$224,600	$224,600
Investments in real estate-related and other securities	—	14,605	—	14,605	—	15,323	—	15,323
Interest rate swaps(1)	—	2,543	—	2,543	—	—	—	—
Total	$—	$17,148	$358,542	$375,690	$—	$15,323	$224,600	$239,923

Liabilities:
Mandatorily redeemable instruments	$—	$—	$—	$—	$—	$—	$54,794	$54,794
Interest rate swaps(2)	—	—	—	—	—	354	—	354
Total	$—	$—	$—	$—	$—	$354	$54,794	$55,148
(1)Included in other assets, net on the Company’s Condensed Consolidated Balance Sheets.
(2) Included in accounts payable, accrued expenses and other liabilities on the Company’s Condensed Consolidated Balance Sheets.
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in real estate debt (asset)	Mandatorily redeemable instruments (liability)
Balance at December 31, 2025	$224,600	$54,794
Additions	134,000	—
Repurchases	—	(54,985)
Distributions declared	—	394
Reclassify to distributions payable/paid	—	(394)
Redemption value adjustment	—	191
Fair value adjustment	(58)	—
Balance at September 30, 2026	$358,542	$—

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	September 30, 2026
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted - Average Rate	Impact to Valuation from an Increase in Input
Assets:
Investments in real estate debt	$358,542	Discounted cash flow	Market credit spread	SOFR(1) + 2.51%	Decrease

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted - Average Rate	Impact to Valuation from an Increase in Input
Assets:
Investments in real estate debt	$224,600	Discounted cash flow	Market credit spread	SOFR(2) + 2.69%	Decrease

Liabilities:
Mandatorily redeemable instruments(3)	$54,794	Discounted cash flow	Discount rate/ Exit capitalization rate/ Market yield	7.52%/ 6.07%/ 5.44%	Decrease
(1)“SOFR” refers to the Secured Overnight Financing Rate at September 30, 2026.
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
The following table presents the carrying value and fair value of financial instruments that are not carried at fair value on the Condensed Consolidated Balance Sheets ($ in thousands):

	September 30, 2026		December 31, 2025
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Mortgage notes	$372,471	$367,862	$365,641	$366,381
Repurchase facility	268,950	268,950	168,450	168,450
Unsecured revolving credit facility	305,500	305,500	73,000	73,000
Total	$946,921	$942,312	$607,091	$607,831
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
4. Investments in Real Estate
Investments in real estate, net consisted of the following ($ in thousands):

	September 30, 2026	December 31, 2025
Building and building improvements	$1,062,271	$844,419
Land and land improvements	455,282	345,103
Furniture, fixtures and equipment	8,892	8,355
Total	1,526,445	1,197,877
Accumulated depreciation	(69,393)	(38,245)
Investments in real estate, net	$1,457,052	$1,159,632
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
On July 2, 2026, the Company acquired a 132,282 square foot neighborhood retail center located in the Dallas, Texas Metropolitan Statistical Area for $41.5 million, excluding closing costs.
On July 7, 2026, the Company acquired a 290,503 square foot industrial facility in the Miami, Florida Metropolitan Statistical Area for $65.0 million, excluding closing costs.
On September 10, 2026, the Company acquired a 521,091 square foot, Class A, two-building industrial campus in the Los Angeles, California Metropolitan Statistical Area for $176.5 million, excluding closing costs.

The following table provides details of the properties acquired during the nine months ended September 30, 2026 ($ and square feet in thousands):

Property Type(1)	Purchase Price(2)	Number of Transactions	Number of Properties	Sq. Ft./Units
Industrial	$238,995	2	3	812 sq. ft
Multifamily	28,982	1	1	114 units
Retail	40,269	1	1	132 sq. ft
Office(3)	61,793	1	7	958 sq. ft
Total	$370,039	5	12
(1) Excludes investment in a joint venture, of which the Company owns 98%, to originate construction loans to develop single-tenant, net leased, retail properties. During the nine months ended September 30, 2026, the Company contributed $5.4 million, net of distributions, to the joint venture.
(2) Purchase price is inclusive of acquisition-related costs.
(3) Includes $8.5 million related to certain sales-type leases that were recorded as investments in real estate, net and subsequently reclassified to other assets, net on the Company’s Condensed Consolidated Balance Sheets.
The following table details the purchase price allocation for the properties acquired during the nine months ended September 30, 2026 ($ in thousands):

For the nine months ended September 30, 2026
Building and building improvements	$203,233
Land and land improvements	110,813
Furniture, fixtures and equipment	196
In-place lease and above market intangibles	58,244
Below-market lease intangibles	(2,447)
Total purchase price	370,039
Net working capital assumed	(4,008)
Deposit applied	(10,250)
Contributions from non-controlling interests	(1,544)
Net purchase price	$354,237
5. Investments in Real Estate Debt
The following table details the Company’s investments in real estate debt ($ in thousands):

					September 30, 2026		December 31, 2025
Real Estate Debt	Number of Positions	Credit Rating	Weighted-Average Coupon	Weighted-Average Maturity Date	Cost Basis	Fair Value	Cost Basis	Fair Value
Commercial mortgage loans	5	Not Rated	SOFR + 2.49%	May 16, 2028	$358,600	$358,542	$224,600	$224,600
Originations
On January 14, 2026, the Company originated an $84.0 million whole loan, of which $80.0 million has been funded, for the acquisition and renovation of a 198-unit, 1986-vintage, townhome style multifamily property in the San Diego, California Metropolitan Statistical Area.
On July 1, 2026, the Company originated a $60.0 million mortgage loan, of which $54.0 million has been funded, to finance the acquisition of a neighborhood shopping center in the Dallas, Texas Metropolitan Statistical Area. The mortgage loan has an initial term of three years and two one-year extension options.

The following table details the amounts recognized for the Company's investments in real estate debt ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$6,240	$2,452	$16,269	$6,059
Unrealized loss	(47)	(40)	(58)	(85)
Total	$6,193	$2,412	$16,211	$5,974
6. Investments in Real Estate-Related and Other Securities
The following table details the Company’s investments in real estate-related and other securities ($ in thousands):

			September 30, 2026			December 31, 2025
Real Estate-Related and Other Securities	Weighted-Average Coupon	Weighted-Average Maturity Date	Face Amount	Cost Basis	Fair Value	Face Amount	Cost Basis	Fair Value
CMBS	6.8%	August 19, 2039	$15,000	$15,107	$14,605	$15,000	$15,107	$15,323
The following table details the amounts recognized for the Company's investments in real estate-related and other securities ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$255	$342	$761	$1,781
Unrealized (loss) gain	(394)	(207)	(718)	153
Realized gain	—	171	—	506
Total	$(139)	$306	$43	$2,440
7. Intangibles
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	September 30, 2026	December 31, 2025
Intangible assets:
In-place lease intangibles	$124,689	$77,750
Above-market lease intangibles	8,514	3,124
Total intangible assets	133,203	80,874
Accumulated amortization:
In-place lease amortization	(34,989)	(21,448)
Above-market lease amortization	(1,626)	(878)
Total accumulated amortization	(36,615)	(22,326)
Intangible assets, net	$96,588	$58,548
Intangible liabilities:
Below-market lease intangibles	$(13,969)	$(11,522)
Accumulated amortization:
Below-market lease amortization	5,167	3,087
Intangible liabilities, net	$(8,802)	$(8,435)

The estimated future amortization on the Company’s intangibles for each of the next five years and thereafter as of September 30, 2026 is as follows ($ in thousands):

	In-place Lease Intangibles	Above-market Lease Intangibles	Below-market Lease Intangibles
2026 (remaining)	$5,233	$465	$(677)
2027	17,892	1,836	(2,301)
2028	14,823	1,563	(1,850)
2029	11,750	1,154	(1066)
2030	9,976	889	(945)
Thereafter	30,026	981	(1,963)
Total	$89,700	$6,888	$(8,802)
The in-place lease intangible amortization is recorded in depreciation and amortization while the above-market and below-market intangible amortization is recorded in rental revenue on the Company's Condensed Consolidated Statements of Operations.
8. Mortgage Notes, Repurchase Facility and Unsecured Revolving Credit Facility
Mortgage notes
The following is a summary of the mortgage notes secured by the Company’s properties ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	September 30, 2026	December 31, 2025
Fixed rate debt secured by our properties
Caroline West Gray	5.44%	December 1, 2029	$45,911	$45,911
Caroline Post Oak	5.44%	December 1, 2029	40,528	40,528
Coda on Centre	4.28%	May 1, 2029	27,443	27,860
The Elmstead(1)	4.30%	April 1, 2031	21,104	21,245
Bass Lofts	3.95%	September 5, 2027	14,613	14,902
One Brooklyn	4.35%	July 1, 2028	6,600	6,600
Charleston	5.08%	September 1, 2030	59,728	59,728
Baker Chocolate	3.91%	January 1, 2028	23,500	23,500
Total fixed rate			239,427	240,274
Variable rate debt secured by our properties
6200 Bristol(2)	SOFR + 2.05%	April 1, 2029	10,000	10,000
Norfolk Industrial Portfolio(3)	SOFR + 1.75%	June 19, 2030	45,300	43,700
Preserve at Pine Valley(4)	SOFR + 1.50%	December 10, 2030	21,200	21,200
Vineyard Commons(5)	SOFR + 1.40%	January 1, 2030	45,175	45,175
Stablewood(6)	SOFR + 3.75%	August 8, 2028	11,369	5,292
Total variable rate			133,044	125,367
Total loans secured by real estate			372,471	365,641
Deferred financing costs, net			(3,475)	(4,327)
Mortgage discount, net			(1,410)	(1,869)
Total debt secured by our properties			$367,586	$359,445

(1)This loan is comprised of a senior and a mezzanine loan. The interest rate and maturity date presented are the weighted average.
(2)The Company entered into an interest rate swap that was not designated as a hedge, which fixed the rate at 6.26%.
(3)The Company entered into an interest rate swap that was not designated as a hedge, which fixed the rate at 5.41% on $43.7 million of the outstanding principal amount.
(4)The Company entered into an interest rate swap that was not designated as a hedge, which fixed the rate at 4.90%.
(5)The Company entered into an interest rate swap that was not designated as a hedge, which fixed the rate at 4.88%.
(6)Represents a line of credit secured by real estate with a maximum facility size of $50 million.
The following table details the future principal payments due under the Company’s mortgage notes as of September 30, 2026 ($ in thousands):

Year	Mortgage Notes
2026 (remaining)	$328
2027	15,458
2028	43,657
2029	125,273
2030	168,262
Thereafter	19,493
Total future principal payments	$372,471
Repurchase Facility
On August 22, 2024, the Company entered into a Master Repurchase Agreement (the “Repurchase Facility”). The Repurchase Facility initially provided for a maximum aggregate purchase price of $150.0 million and has a three-year term plus two, one-year extension options. Subject to the terms and conditions thereof, the Repurchase Facility provides for the purchase, sale and repurchase of senior mortgage loans and participation interests in performing senior mortgage loans satisfying certain conditions set forth in the Repurchase Facility. On November 14, 2025, the Repurchase Facility was amended to increase maximum aggregate purchase price from $150.0 million to $250.0 million. On July 13, 2026, the Repurchase Facility was amended to increase maximum aggregate purchase price from $250.0 million to $400.0 million.
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
The Company’s borrowings from the Repurchase Facility as of September 30, 2026 and December 31, 2025 are detailed in the following table ($ in thousands):

				Borrowings Outstanding
	Maximum Facility Size	Weighted-Average Interest Rate	Weighted-Average Maturity Date	September 30, 2026	December 31, 2025
Repurchase Facility	$400,000	SOFR + 1.52%	August 22, 2027	$268,950	$168,450
Less: Unamortized deferred financing costs				(497)	(587)
	$400,000			$268,453	$167,863
The Company is subject to various financial and operational covenants under certain of its mortgage notes and the Repurchase Facility. These covenants require the Company to maintain certain financial ratios, which may include leverage, debt yield, and debt service coverage, among others. As of September 30, 2026, the Company was in compliance with its loan covenants.
Unsecured revolving credit facility
On July 15, 2025, the Operating Partnership, as a borrower and certain subsidiaries of the Operating Partnership party thereto from time to time, as designated borrowers, entered into a credit agreement (the “Credit Agreement”) with Truist Bank (“Truist”), as the administrative agent and a letter of credit issuer, and each lender party thereto from time to time (the “Lenders”). The Credit Agreement provides for unsecured revolving credit commitments in an aggregate amount of up to $325.0 million for revolving loans and letter of credit issuances, with an accordion feature pursuant to which the borrowers may request to increase the revolving commitments and create new term loan tranches in an additional aggregate amount of up to $675.0 million, subject to the satisfaction of certain conditions (the “Credit Facility”). The proceeds of the Credit Facility will be used for general business purposes, including, debt refinancing, property acquisitions, new construction, renovations, capital expenditures, expansions, tenant improvements, leasing commissions, refinancing of existing lines, financing acquisition of permitted investments, dividends, redemptions, closing costs and equity investments primarily associated with commercial real estate property acquisitions or refinancings. The Credit Facility is guaranteed by the Company and certain subsidiaries of the Operating Partnership. On August 27, 2026, the Credit Facility was amended to increase the aggregate amount from $325.0 million to $550.0 million. All other material terms of the Credit Agreement remain the same.
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
The Company’s borrowings from the Credit Facility as of September 30, 2026 and December 31, 2025 are detailed in the following table ($ in thousands):

				Borrowings Outstanding
	Maximum Facility Size	Weighted-Average Interest Rate	Maturity Date	September 30, 2026	December 31, 2025
Credit Facility	$550,000	SOFR + 1.40%	July 15, 2028	$305,500	$73,000
Pursuant to the Credit Agreement, the Company has made certain representations and warranties and must comply with various covenants and reporting requirements. The Credit Agreement contains events of default for financings of this type. Upon the occurrence of certain events of default, Truist, as administrative agent, may, and at the instruction of the Lenders will, among other remedies, suspend the commitments of the Lenders and any obligation of the letter of credit issuers to make letter of credit extensions, terminate the commitments of the Lenders and any obligation of the letter of credit issuer to make letter of credit extensions, demand that existing letters of credit be cash collateralized, and declare the outstanding loans and other obligations under the Credit Facility immediately due and payable. As of September 30, 2026, the Company was in compliance with its loan covenants.
9. Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates ($ in thousands):

	September 30, 2026	December 31, 2025
Operating expenses	$13,670	$14,254
Organization and offering costs	4,239	5,366
Stockholder servicing fees	8,610	6,301
Management fee	614	1,683
Accrued performance participation allocation	95	1,365
Total	$27,228	$28,969
Operating expenses
The Adviser has advanced $13.7 million and $14.3 million of operating expenses on the Company’s behalf as of September 30, 2026 and December 31, 2025, respectively. Pursuant to the advisory agreement among the Company, the Operating Partnership and the Adviser (the “Advisory Agreement”), the Company began to reimburse the Adviser for all advanced operating expenses ratably over the 60 months starting May 1, 2026. For the three and nine months ended September 30, 2026, the Company reimbursed $0.7 million and $1.2 million, respectively, to the Adviser.

Organization and offering costs
Pursuant to the Advisory Agreement, the Adviser advanced amounts totaling $7.5 million of organization and offering costs (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through July 22, 2024. Commencing on July 22, 2024, the Company began reimbursing the Adviser for all such advanced costs ratably over a 60-month period. During three and nine months ended September 30, 2026, the Company reimbursed $0.4 million and $1.1 million, respectively, to the Adviser.
The outstanding organization and offering expenses due to the Adviser were $4.2 million and $5.4 million as of September 30, 2026 and December 31, 2025, respectively.
Stockholder servicing fees
J.P. Morgan Institutional Investments Inc., a registered broker-dealer affiliated with the Adviser (the “Dealer Manager”), receives a stockholder servicing fee of 0.25%, 0.85%, 0.85% and 0.85% per annum of the aggregate NAV of the Company’s outstanding Class D shares, Class S shares, Class T shares and Class Y shares, respectively. The Company will cease paying the stockholder servicing fee with respect to any Class D share, Class S share, Class T share, and Class Y share sold in the primary offering (in the case of the Class D shares, Class S shares and Class T shares) and in the primary portion of the Class Y private offering (in the case of the Class Y shares) at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder would exceed 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under the distribution reinvestment plan with respect thereto). At the end of such month, such Class D share, Class S share, Class T share or Class Y share (and any shares issued under the distribution reinvestment plan with respect thereto) will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV of such share. The Company will accrue the cost of the lifetime stockholder servicing fee as an offering cost at the time each Class D, Class S and Class T share is sold during the primary offering, and, in the case of Class Y shares, at the time each Class Y share is sold during the private offering of Class Y shares. The Company’s obligations to pay stockholder servicing fees with respect to the Class D, Class S, Class T, and Class Y shares distributed in the Offerings will survive until such shares are no longer outstanding (including because such shares converted into Class I shares). As of September 30, 2026, the Company had accrued stockholder servicing fees of $8.6 million. Stockholder servicing fees are recorded as a component of due to affiliates on the Company’s Condensed Consolidated Balance Sheets.
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
For the three months ended September 30, 2026 and 2025, the Company incurred management fees of $0.9 million and $0.5 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company incurred management fees of $2.4 million and $1.3 million, respectively. Management fees are recorded as a component of general and administrative expenses on the Company's Condensed Consolidated Statements of Operations. As of September 30, 2026, the Company had accrued management fees of $0.6 million. Management fees are recorded as a component of due to affiliates on the Company’s Condensed Consolidated Balance Sheets.
Accrued performance participation allocation
The Company, as general partner, and the Special Limited Partner entered into the Limited Partnership Agreement of the Operating Partnership on June 3, 2022, which was most recently amended and restated on August 10, 2026.
The Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership equal to (i) 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined in the Operating Partnership limited partnership agreement) with respect to Class D, I, S, and T units of the Operating Partnership and (ii) 10.0% of the annual Class X and Y Total Return, subject to a 7% Class X and Y Hurdle Amount and a Class X and Y High-Water Mark, with a 50% Class X and Y Catch-Up (each term as defined in the Operating Partnership’s limited partnership agreement) with respect to Class X units of the Operating Partnership and Class Y units of the Operating Partnership, respectively. Such allocation is measured on a calendar year basis, settled quarterly and accrued monthly. The performance participation interest is not paid on the Class E shares and Class E units. For the three months ended September 30, 2026, the Company did not incur any performance participation allocation. For the nine months ended September 30, 2026, the Company incurred $0.1 million of performance participation allocation. For the three and nine months ended September 30, 2025, the Company incurred $0.7 million in performance participation allocation. The performance participation allocation is recorded as a component of general and administrative expenses on the Company's Condensed Consolidated Statements of Operations. As of September 30, 2026, the Company had accrued performance participation allocation of $0.1 million. The performance participation allocation is recorded as a component of due to affiliates on the Company’s Condensed Consolidated Balance Sheets.
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
On July 14, 2025, the Company entered into a Second Amendment to the Subscription Agreement (the “Amendment”) by and among the Company, the Operating Partnership and the Adviser to amend the repurchase terms for shares of the Company and units of the Operating Partnership purchased by the Adviser. Pursuant to the Amendment, following the end of each month after the earlier of (i) the first date that the Company’s net asset value reaches $1.5 billion and (ii) July 22, 2025, the Company and/or the Operating Partnership will automatically, and without any further action by the Company, the Adviser or any affiliate thereof, repurchase or redeem, as applicable, from the Adviser a number of securities in an amount equal to 80% of the net monthly proceeds from the Offerings, but not to exceed 80% of any remaining availability of repurchases under the Company’s share repurchase plan, after fulfilling any third-party stockholder repurchase requests with respect to such month pursuant thereto. The Company completed the full repurchase of the JPMIM Class E shares and Class E units in May 2026. As of September 30, 2026, all Class E shares and Class E units issued in the JPM Initial Capitalization have been repurchased by the Company. See Note 13 for further details.
10. Other Assets and Liabilities
The following table summarizes the components of other assets ($ in thousands):

	September 30, 2026	December 31, 2025
Lease inducement asset	$10,310	$10,874
Investment in sales-type leases, net	8,521	—
Straight-line rent receivable	7,004	3,275
Deferred financing costs, net	2,796	2,565
Prepaid expenses	1,381	1,244
Tenant receivables	2,591	2,400
Pre-acquisition costs	1,574	352
Interest receivable	1,782	1,226
Other	3,271	374
Total	$39,230	$22,310

The following table summarizes the components of accounts payable, accrued expenses and other liabilities ($ in thousands):

	September 30, 2026	December 31, 2025
Accrued expenses	9,102	5,947
Real estate taxes payable	6,584	1,582
Distributions payable	4,349	3,433
Tenant security deposits	4,134	2,786
Deferred rental income	3,649	3,180
Accounts payable	3,098	2,194
Redemptions payable(1)	1,834	6,955
Other	466	779
Total	$33,216	$26,856
(1)Includes $0.7 million and $6.1 million payable to the Adviser as of September 30, 2026 and December 31, 2025, respectively.
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
The following table details the components of operating lease income ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed lease payments	$31,676	$19,987	$82,334	$38,655
Variable lease payments	4,187	2,569	12,540	5,406
Rental revenue	$35,863	$22,556	$94,874	$44,061
The following table presents the Company's expected future minimum rents under operating leases from its retail, office and industrial properties as of September 30, 2026 ($ in thousands):

Year	Amount
2026 (remaining)	$16,580
2027	65,164
2028	62,335
2029	56,301
2030	50,816
Thereafter	217,422
Total	$468,618

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
As of September 30, 2026, in accordance with the Charter, the Company had authority to issue 5.5 billion shares, consisting of the following (shares in thousands):

Classification	Number of Shares	Par Value
Class D Shares	600,000	$0.01
Class I Shares	1,500,000	0.01
Class S Shares	1,000,000	0.01
Class T Shares	600,000	0.01
Class E Shares	600,000	0.01
Class X Shares	500,000	0.01
Class Y Shares	600,000	0.01
Preferred Stock	100,000	0.01
Total	5,500,000
Common Stock
The following table details the movement in the Company’s outstanding shares of common stock (in thousands). There were no outstanding Class S or Class X shares as of September 30, 2026:

	For the Three Months Ended September 30, 2026
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y	Total
Beginning balance	1,017	22,898	—	2	63,510	—	11,717	99,144
Common stock issued	4	727	—	23	842	—	566	2,162
Distribution reinvestment	10	184	—	—	397	—	76	667
Common stock repurchased	(9)	(99)	—	—	(338)	—	(103)	(549)
Ending balance	1,022	23,710	—	25	64,411	—	12,256	101,424

	For the Nine Months Ended September 30, 2026
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y	Total
Beginning balance	1,009	13,949	—	—	55,790	—	8,579	79,327
Common stock issued	19	9,917	—	25	8,015	—	3,655	21,631
Distribution reinvestment	30	412	—	—	1,106	—	201	1,749
Common stock repurchased	(36)	(568)	—	—	(500)	—	(179)	(1,283)
Ending balance	1,022	23,710	—	25	64,411	—	12,256	101,424

The following table details the movement in the Company’s outstanding shares of common stock (in thousands). There were no outstanding Class S, Class T or Class X shares as of September 30, 2025:

	For the Three Months Ended September 30, 2025
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y	Total
Beginning balance	1,138	12,783	—	—	49,772	—	5,471	69,164
Common stock issued(1)	(120)	775	—	—	3,623	—	1,661	5,939
Common stock repurchased	(1)	(308)	—	—	(661)	—	(9)	(979)
Ending balance	1,017	13,250	—	—	52,734	—	7,123	74,124

	For the Nine Months Ended September 30, 2025
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y	Total
Beginning balance	993	10,146	56	—	18,566	—	2,131	31,892
Common stock issued(1)	28	3,632	—	—	34,832	—	5,004	43,496
Common stock repurchased	(4)	(528)	(56)	—	(664)	—	(12)	(1264)
Ending balance	1,017	13,250	—	—	52,734	—	7,123	74,124
(1) Common stock issued includes conversions between share classes.
There was no outstanding preferred stock as of September 30, 2026 and December 31, 2025, respectively.
Share repurchases
The Company repurchased shares of its common stock for $6.2 million and $14.2 million during the three and nine months ended September 30, 2026, respectively. The Company had no unfulfilled repurchase requests during the three and nine months ended September 30, 2026. See Note 13 for further details on repurchases of Mandatorily Redeemable Instruments.
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
The following tables detail the distributions declared for shares of each applicable class of common stock:

	Three Months Ended September 30, 2026
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y
Aggregate gross distributions declared per share of common stock	$0.1299	$0.1299	$—	$0.1299	$0.1299	$—	$0.1299
Stockholder servicing fee per share of common stock(1)	—	—	—	(0.0246)	—	—	(0.0243)
Net distributions declared per share of common stock	$0.1299	$0.1299	$—	$0.1053	$0.1299	$—	$0.1056

	Nine Months Ended September 30, 2026
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y
Aggregate gross distributions declared per share of common stock	$0.3832	$0.3832	$—	$0.1722	$0.3832	$—	$0.3832
Stockholder servicing fee per share of common stock(1)	—	—	—	(0.0326)	—	—	(0.0718)
Net distributions declared per share of common stock	$0.3832	$0.3832	$—	$0.1396	$0.3832	$—	$0.3114
(1)Stockholder servicing fees only apply to Class D, Class S, Class T and Class Y shares. For purposes of NAV, the Company recognizes the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, the Company accrues the full cost of the stockholder servicing fee as an offering cost at the time the Company sells Class D, Class S, Class T and Class Y shares. The stockholder servicing fee on Class D shares was waived as of September 30, 2026, and the NAV attributable to current holders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity. The Company accrued stockholder servicing fees of $8.6 million and $6.3 million as of September 30, 2026 and December 31, 2025, respectively.
Redeemable Non-Controlling Interest
The Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership in Class E units. See Note 9 for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class E units for cash, at its election, the Company has classified these Class E units as redeemable non-controlling interest in mezzanine equity on the Company’s Condensed Consolidated Balance Sheets. The redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and distributions, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period which was $1.0 million and $0.9 million as of September 30, 2026 and December 31, 2025, respectively.

13. Mandatorily Redeemable Instruments
The Class E units held by JPMIM and purchased pursuant to the Initial Capitalization are mandatorily redeemable, and only subject to delays to the continuous obligation to ultimately redeem the instruments once sufficient availability exists under share repurchase agreements. Therefore, the Mandatorily Redeemable Instruments held by JPMIM are classified as a liability pursuant to Topic 480 — Distinguishing Liabilities from Equity and are presented as Mandatorily Redeemable Instruments at the initial funding amount received, which is equivalent to fair value at the issuance dates. Subsequently, the Mandatorily Redeemable Instruments are carried at their cash redemption value as if the Class E units were repurchased or redeemable at the reporting date, which equals NAV per Class E unit. The change in carrying value (changes in NAV per Class E unit) is classified as Mandatorily Redeemable Instruments interest costs along with any cash distributions declared in the Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2026, the Company recorded $0.6 million of Mandatorily Redeemable Instruments interest costs in the Condensed Consolidated Statements of Operations, which consisted of redemption value adjustments of $0.2 million and distribution expenses of $0.4 million, respectively. During the nine months ended September 30, 2025, the Company recorded $4.8 million of Mandatorily Redeemable Instruments interest costs in the Condensed Consolidated Statements of Operations, which consisted of a redemption value adjustment of $1.7 million and distribution expenses of $3.1 million, respectively.
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
As of December 31, 2025, the Company had sold 9.0 million Class E units and 0.5 million Class E shares to the Adviser for an aggregate purchase price of $94.2 million and $5.8 million, respectively. During the nine months ended September 30, 2026, the Company did not sell any Class E units or Class E shares to the Adviser that are subject to mandatory repurchase requirements (see Note 2). During the nine months ended September 30, 2026, the Company repurchased 4.8 million Class E units amounting to $55.0 million. The Company completed the full repurchase of JPMIM Class E shares and Class E units in May 2026. As of September 30, 2026, there are no outstanding Class E shares or Class E units held by the Adviser that are subject to mandatory repurchase requirements.
The following table details the Mandatorily Redeemable Instruments activity for the nine months ended September 30, 2026 ($ in thousands):

Amount
Balance at the beginning of the year	$54,794
Repurchases	(54,985)
Distributions declared	394
Reclassification to distributions payable/paid	(394)
Redemption value adjustment	191
Ending balance	$—
Redemption features
JPMIM agreed to hold all the Class E shares and Class E units it purchased pursuant to the JPM Initial Capitalization until July 22, 2025. Following such date, each month the Company repurchased, without further action by JPMIM, a number of Class E shares or Class E units from JPMIM in an amount equal to 80% of the net monthly proceeds from the Offerings, but not to exceed 80% of any remaining availability of repurchases under the Company’s share repurchase plan, after fulfilling any third-party stockholder repurchase requests with respect to such month pursuant thereto until May 31, 2026, the date the JPM Initial Capitalization was fully repurchased.
In addition, subject to certain exceptions, where the shares of the Company’s common stock and Operating Partnership units owned by the Adviser, together with any such shares and units owned by the Adviser and its affiliates, including any shares or units issued in lieu of cash management fees payable to the Adviser or the performance participation payable to the Special Limited Partner (such aggregate ownership, the “JPM Interest”), represent a 24.99% or lesser interest in the Company, the Company will, or will cause the Operating Partnership to, automatically and without further action by the Adviser, repurchase or redeem, as applicable, an amount of shares or units from the Adviser as may be necessary to cause the JPM Interest to remain equal to or less than 24.99% (each such repurchase or redemption, a “JPM Regulatory Repurchase”). To the extent the Adviser elects to receive its management fee in shares of the Company’s common stock or Operating Partnership units, the Company may repurchase those shares or units without regard to the limitations described above or the early repurchase deduction, however such repurchase will be subject to the oversight of the Company's board of directors pursuant to the Company's Policy with Respect to Shares Held by the Adviser.
Distributions
The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Code. The Mandatorily Redeemable Instruments receive the same gross distribution per share as the Class E common stock. For the nine months ended September 30, 2026 and 2025, distributions declared on the Mandatorily Redeemable Instruments totaled $0.4 million and $3.1 million, respectively. When a distribution is declared, the Company records a distribution expense as a component of Mandatorily Redeemable Instruments interest cost in the Condensed Consolidated Statements of Operations. A distribution payable is also recorded within accounts payable, accrued expenses and other liabilities on the Company's Condensed Consolidated Balance Sheets until the distribution is paid. There was no distribution payable for Mandatorily Redeemable Instruments as of September 30, 2026. The distribution payable for Mandatorily Redeemable Instruments was $0.2 million as of December 31, 2025.
14. Earnings Per Share
The Company's net income (loss) and weighted-average number of shares outstanding for the three and nine months ended September 30, 2026 and 2025 consist of the following ($ and shares in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to JPMREIT stockholders	$363	$(6,419)	$(1,331)	$(4,707)
Weighted-average shares of common stock outstanding, basic	100,972	72,503	93,771	62,968
Weighted-average shares of common stock outstanding, diluted	100,976	72,503	93,771	62,968
The calculation of basic and diluted net income (loss) per share amounts for the three and nine months ended September 30, 2026 and 2025 consists of the following ($ and shares in thousands except per-share numbers):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Basic Net Income (Loss) per Share Attributable to JPMREIT Stockholders
Numerator:
Net income (loss) attributable to JPMREIT stockholders	$363	$(6,419)	$(1,331)	$(4,707)
Denominator:
Weighted-average shares of common stock outstanding	100,972	72,503	93,771	62,968
Basic net income (loss) per share of common stock	$—	$(0.09)	$(0.01)	$(0.07)

Diluted Net Income (Loss) per Share Attributable to JPMREIT Stockholders
Numerator:
Net income (loss) attributable to JPMREIT stockholders	$363	$(6,419)	$(1,331)	$(4,707)
Denominator:
Weighted-average shares of common stock outstanding	100,976	72,503	93,771	62,968
Diluted net income (loss) per share of common stock	$—	$(0.09)	$(0.01)	$(0.07)

For the three months ended September 30, 2025 and nine months ended September 30, 2026 and 2025, unvested Class E shares awarded to the Company's independent directors as compensation for their service are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculations would be anti-dilutive for the period. There were no other potentially dilutive, unvested common shares for the three and nine months ended September 30, 2026 and 2025.
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
The following table details the total assets by segment ($ in thousands):

	September 30, 2026	December 31, 2025
Multifamily	$671,410	$649,339
Industrial	667,365	438,750
Single-family rental	42,566	43,671
Retail	167,167	122,873
Office	63,403	—
Investments in real estate debt, real estate-related and other securities	374,922	241,220
Other (corporate)	13,412	7,665
Total assets	$2,000,245	$1,503,518

The following table details the financial results by segment for the three months ended September 30, 2026 ($ in thousands):

	Multifamily	Industrial	Single-family rental	Retail	Office	Investments in real estate debt, real estate-related and other securities	Total
Revenues
Rental revenue	$16,677	$10,719	$774	$4,222	$3,471	$—	$35,863
Total revenues	16,677	10,719	774	4,222	3,471	—	35,863
Expenses
Rental property operating	7,829	2,068	540	1,305	2,665	—	14,407
Total expenses	7,829	2,068	540	1,305	2,665	—	14,407
Income from investments in real estate debt	—	—	—	—	—	6,193	6,193
Loss from investments in real estate-related and other securities	—	—	—	—	—	(139)	(139)
Segment net operating income	$8,848	$8,651	$234	$2,917	$806	$6,054	$27,510
Depreciation and amortization	$(5,592)	$(6,338)	$(385)	$(2,084)	$(2,201)	$—	$(16,600)
General and administrative							(1,869)
Interest expense							(11,681)
Other income, net							2,926
Net income							$286
Net loss attributable to non-controlling interests in consolidated joint ventures							(77)
Net income attributable to JPMREIT stockholders							$363

The following table details the financial results by segment for the three months ended September 30, 2025 ($ in thousands):

	Multifamily	Industrial	Single-family rental	Retail	Investments in real estate debt, real estate-related and other securities	Total
Revenues
Rental revenue	$12,911	$7,445	$900	$1,300	$—	$22,556
Total revenues	12,911	7,445	900	1,300	—	22,556
Expenses
Rental property operating	5,065	1,171	639	560	—	7,435
Total expenses	5,065	1,171	639	560	—	7,435
Income from investments in real estate debt	—	—	—	—	2,412	2,412
Income from investments in real estate-related and other securities	—	—	—	—	306	306
Segment net operating income	$7,846	$6,274	$261	$740	$2,718	$17,839
Depreciation and amortization	$(8,182)	$(5267)	$(384)	$(530)	$—	$(14,363)
General and administrative						(2,412)
Mandatorily redeemable instruments interest costs						(2,045)
Interest expense						(5,567)
Other loss, net						(148)
Net loss						$(6,696)
Net loss attributable to non-controlling interests in consolidated joint ventures						(277)
Net loss attributable to JPMREIT stockholders						$(6,419)

The following table details the financial results by segment for nine months ended September 30, 2026 ($ in thousands):

	Multifamily	Industrial	Single-family rental	Retail	Office	Investments in real estate debt, real estate-related and other securities	Total
Revenues
Rental revenue	$48,869	$29,057	$2,645	$10,544	$3,759	$—	$94,874
Total revenues	48,869	29,057	2,645	10,544	3,759	—	94,874
Expenses
Rental property operating	23,261	5,720	1,568	3,845	2,735	—	37,129
Total expenses	23,261	5,720	1,568	3,845	2,735	—	37,129
Income from investments in real estate debt	—	—	—	—	—	16,211	16,211
Income from investments in real estate-related and other securities	—	—	—	—	—	43	43
Segment net operating income	$25,608	$23,337	$1,077	$6,699	$1,024	$16,254	$73,999
Depreciation and amortization	$(18,684)	$(17,572)	$(1154)	$(5,078)	$(2,201)	$—	$(44,689)
General and administrative							(5,214)
Mandatorily redeemable instruments interest costs							(585)
Interest expense							(29,625)
Other income, net							4,431
Net loss							$(1,683)
Net loss attributable to non-controlling interests in consolidated joint ventures							(352)
Net loss attributable to JPMREIT stockholders							$(1,331)

The following table details the financial results by segment for the nine months ended September 30, 2025 ($ in thousands):

	Multifamily	Industrial	Single-family rental	Retail	Investments in real estate debt, real estate-related and other securities	Total
Revenues
Rental revenue	$23,455	$13,895	$2229	$4,482	$—	$44,061
Total revenues	23,455	13,895	2,229	4,482	—	44,061
Expenses
Rental property operating	9,335	2,127	1,597	1,845	—	14,904
Total expenses	9,335	2,127	1,597	1,845	—	14,904
Income from investments in real estate debt	—	—	—	—	5,974	5,974
Income from investments in real estate-related and other securities	—	—	—	—	2,440	2,440
Segment net operating income	$14,120	$11,768	$632	$2,637	$8,414	$37,571
Depreciation and amortization	$(12,943)	$(9571)	$(1153)	$(2386)	$—	$(26,053)
General and administrative						(5,610)
Mandatorily redeemable instruments interest costs						(4,783)
Interest expense						(11,047)
Other income, net						4,825
Net loss						$(5,097)
Net loss attributable to non-controlling interests in consolidated joint ventures						(390)
Net loss attributable to JPMREIT stockholders						$(4,707)

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
The following table details the Company’s outstanding interest rate swaps that were non-designated hedges of interest rate risk (notional amount in thousands):

	September 30, 2026
Interest rate swap	Number of Instruments	Notional Amount	Weighted-Average Strike Rate	Index	Weighted-Average Maturity (Years)	Weighted-Average Commencement Date	Weighted-Average Maturity Date
Interest rate swaps – mortgage notes	4	$120,100	3.59%	SOFR	2.1	August 17, 2025	October 19, 2028

	December 31, 2025
Interest rate swap	Number of Instruments	Notional Amount	Weighted-Average Strike Rate	Index	Weighted-Average Maturity (Years)	Weighted-Average Commencement Date	Weighted-Average Maturity Date
Interest rate swaps – mortgage notes	4	$120,100	3.59%	SOFR	2.8	August 17, 2025	October 19, 2028
The following table details the fair value of the Company's derivative financial instruments ($ in thousands):

	Fair Value of Derivatives(1)
	September 30, 2026	December 31, 2025
Interest rate swaps – Asset	$2,543	$—
Interest rate swaps – Liability	—	(354)
(1)The derivative asset and liability balances as of September 30, 2026 and December 31, 2025 are included in other assets and accounts payable, accrued expenses and other liabilities, respectively.

17. Commitments and Contingencies
Litigation
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2026, the Company was not involved in any material legal proceedings.
18. Subsequent Events
The Company evaluated subsequent events through the issuance date of the financial statements, and determined that except as otherwise disclosed herein there were no additional material subsequent events requiring disclosure.
Real estate acquisition
On October 5, 2026, the Company acquired a 257,779 square foot grocery-anchored neighborhood retail center in the Philadelphia, Pennsylvania Metropolitan Statistical Area for $60.0 million, excluding closing costs.
On November 5, 2026, the Company acquired a 550,844 square foot industrial facility in the Huntsville, Alabama Metropolitan Statistical Area for $63.0 million, excluding closing costs.

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
Q3 2026 Highlights
Capital raising and distributions
•Raised net proceeds of $26.8 million from the sale of shares of our common stock, including shares issued under our distribution reinvestment plan, during the three months ended September 30, 2026.
•Declared distributions totaling $12.8 million for the three months ended September 30, 2026.
The details of the average annualized distribution rates and total returns as of September 30, 2026 are shown in the following table:

	Class D	Class I	Class E	Class Y
Average annualized distribution rate(1)	5.0%	5.0%	4.6%	3.8%
Year-to-date total return, without upfront selling commissions(2)	3.7%	3.7%	4.7%	3.5%
Year-to-date total return, assuming maximum upfront selling commissions(2)	2.2%	3.7%	4.7%	—
Inception-to-date total return, without upfront selling commissions(2) (3)	5.9%	5.9%	7.8%	5.6%
Inception-to-date total return, assuming maximum upfront selling commissions(2) (3)	5.5%	5.9%	7.8%	4.3%
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
Investing
•Originated a $60.0 million real estate debt investment, of which $54.0 million was funded at origination.
•Acquired one retail and two industrial properties for $283.0 million, excluding closing costs during the three months ended September 30, 2026.
Financing
•Increased the maximum aggregate purchase price of the Repurchase Facility from $250.0 million to $400.0 million. The Repurchase Facility was used to finance commercial mortgage loan origination.
•Increased the aggregate amount of the Credit Facility from $325.0 million to $550.0 million. The Credit Facility was used to finance real estate acquisitions.

Portfolio
The following chart outlines the percentage of our assets across investments in real estate, real estate debt and real estate-related and other securities based on fair value by category as of September 30, 2026:
Asset Allocation(1)

1%
17%
82%
Real estate
Real estate debt
Real estate-related and other securities

(1)Real estate includes our direct property investments; real estate debt includes commercial mortgage loans; and real estate-related and other securities consists of our CMBS investments.
The following charts further describe the composition of our investments in real estate based on estimated fair value as of September 30, 2026:

Investments in real estate
As of September 30, 2026, we owned 72 real estate properties which are summarized in the following table ($ in thousands):

Property type	Number of Properties	Sq. Ft. (in thousands)/ Number of Units(1)	Weighted-Average Occupancy Rate(1)(2)	Gross Asset Value(3)	Revenue(4)	% of Revenue
Multifamily	17	3,087 units	92%	$733,953	$48,869	51%
Single-family rental(5)	1	126 units	70%	46,100	2,645	3%
Industrial(6)	43	6,476 sq. ft.	98%	709,679	29,057	31%
Retail(7)	4	368 sq. ft.	99%	169,116	10,544	11%
Office	7	958 sq. ft.	61%	62,094	3,759	4%
Total	72			$1,720,942	$94,874	100%
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
(3)Based on fair value as of September 30, 2026.
(4)Revenue includes tenant recoveries, straight-line rent, above-market lease amortization and below-market lease amortization.
(5)Represents 126 townhomes that are presented as a single property in the number of properties.
(6)Includes 3.7 million square feet of land related to industrial outdoor storage and 2.0 million square feet of buildings related to other industrial properties.
(7)Includes three retail developments that are represented as a single property in the number of properties.

The following table provides information regarding our real estate properties as of September 30, 2026:

Property Type and Investment	Number of Properties	Location(1)	Acquisition Date	Ownership Interest(2)	Sq. ft. (in thousands)/Number of Units(3)	Occupancy(4)
Multifamily:
Caroline West Gray	1	Houston, TX	November 2022	95%	275 units	95%
Caroline Post Oak	1	Houston, TX	November 2022	95%	238 units	91%
Coda on Centre	1	Pittsburgh, PA	December 2022	100%	175 units	99%
Preserve at Pine Valley	1	Wilmington, NC	February 2025	90%	219 units	88%
Bass Lofts	1	Atlanta, GA	March 2025	100%	133 units	96%
The Elmstead	1	Providence, RI	May 2025	100%	100 units	95%
The Kensley	1	Jacksonville, FL	June 2025	100%	300 units	82%
Echelon Oswego	1	Chicago, IL	June 2025	100%	312 units	89%
Reflections at Red Mountain	1	Mesa, AZ	June 2025	100%	256 units	86%
Charleston Darby Portfolio	5	Charleston, SC	August 2025	90%	647 units	93%
Vineyard Commons	1	Kingston, NY	August 2025	100%	185 units	96%
Baker Chocolate Factory	1	Boston, MA	October 2025	95%	133 units	95%
Harrison Hill	1	Philadelphia, PA	April 2026	100%	114 units	98%
Total multifamily	17				3,087 units
Single-family rental:
Fiore(5)	1	Sarasota, FL	December 2023 - September 2024	100%	126 units	70%
Total single-family rental	1				126 units
Industrial:
Industrial outdoor storage
6200 Bristol	1	Philadelphia, PA	October 2022	100%	424 sq. ft.	100%
Industrial outdoor storage portfolio	17	Various(6)	June and September 2025	100%	3,284 sq. ft.	100%
Total industrial outdoor storage	18				3,708 sq. ft.
Other industrial
Savannah Truck Terminal	1	Savannah, GA	July 2023	100%	136 sq. ft.	100%
PODS	2	Various(7)	November 2024	100%	154 sq. ft.	100%
Norfolk Industrial Portfolio	7	Various(8)	April 2025	88%	581 sq. ft.	84%
Dallas Infill Portfolio	9	Dallas, TX	May and July 2025	100%	553 sq. ft.	100%

Property Type and Investment	Number of Properties	Location(1)	Acquisition Date	Ownership Interest(2)	Sq. ft. (in thousands)/Number of Units(3)	Occupancy(4)
One Brooklyn	1	New York, NY	July 2025	100%	76 sq. ft.	100%
11801 Industry	1	Jacksonville, FL	July 2025	100%	257 sq. ft.	100%
125 Fisher Street	1	Worcester, MA	December 2025	100%	199 sq. ft.	90%
Sun Sentinel	1	Miami, FL	July 2026	100%	291 sq. ft.	100%
Shoemaker	2	Los Angeles, CA	September 2026	100%	521 sq. ft.	100%
Total other industrial	25				2,768 sq. ft.
Total industrial	43				6,476 sq. ft.
Retail:
Shops at Grand Avenue	1	New York, NY	May 2024	95%	100 sq. ft.	98%
Stablewood	1	Various(9)	Various	98%	—	—
Shoppes at Heron Lakes	1	Miami, FL	November 2025	100%	136 sq. ft.	100%
Southlake Marketplace	1	Dallas, TX	July 2026	100%	132 sq. ft.	99%
Total retail	4				368 sq. ft.
Office:
The Edge portfolio	7	Boston, MA	June 2026	98%	958 sq. ft.	61%
Total office	7				958 sq. ft.
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
(9)Represents three retail developments including one in Holland, Michigan, one in Greeley, Colorado and one in Oklahoma City, Oklahoma.

Lease expirations
The following table details the expiring operating leases at our retail and industrial properties by annualized base rent as of September 30, 2026 ($ in thousands). The table below excludes our multifamily and single-family rental properties as substantially all leases at such properties expire within 12 months:

Year	Number of Expiring Leases	Annualized Rent(1)	% of Total Annualized Rent Expiring
2026 (remaining)	7	$873	1%
2027	22	4,399	7%
2028	41	7,377	11%
2029	21	5,034	8%
2030	26	9,386	14%
2031	23	5,438	8%
2032	7	4,435	7%
2033	9	6,927	10%
2034	6	775	1%
2035	6	10,773	16%
Thereafter	24	10,690	17%
Total	192	$66,107	100%
(1)Represents annualized base rent as of September 30, 2026 and excludes tenant recoveries.
Investments in real estate debt
The following table summarizes our investments in real estate debt as of September 30, 2026 and December 31, 2025 ($ in thousands):

					September 30, 2026		December 31, 2025
Real Estate Debt	Number of Positions	Credit Rating	Weighted-Average Coupon	Weighted-Average Maturity Date	Cost Basis	Fair Value	Cost Basis	Fair Value
Commercial mortgage loans	5	Not Rated	SOFR(1) + 2.49%	May 16, 2028	$358,600	$358,542	$224,600	$224,600
(1)“SOFR” refers to the Secured Overnight Financing Rate as of September 30, 2026.
Investments in real estate-related and other securities
The following table summarizes our investments in real estate-related and other securities as of September 30, 2026 and December 31, 2025 ($ in thousands):

			September 30, 2026			December 31, 2025
Real Estate-Related and Other Securities	Weighted-Average Coupon	Weighted-Average Maturity Date	Face Amount	Cost Basis	Fair Value	Face Amount	Cost Basis	Fair Value
CMBS	6.8%	August 19, 2039	$15,000	$15,107	$14,605	$15,000	$15,107	$15,323

Results of Operations
The following tables set forth information regarding our consolidated results of operations ($ in thousands, except per share data):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Revenues
Rental revenue	$35,863	$22,556	$13,307	$94,874	$44,061	$50,813
Total revenues	35,863	22,556	13,307	94,874	44,061	50,813
Expenses
Rental property operating	14,407	7,435	6,972	37,129	14,904	22,225
General and administrative	1,869	2,412	(543)	5,214	5,610	(396)
Depreciation and amortization	16,600	14,363	2,237	44,689	26,053	18,636
Total expenses	32,876	24,210	8,666	87,032	46,567	40,465
Other income (expense), net
Income from investments in real estate debt	6,193	2,412	3,781	16,211	5,974	10,237
(Loss) income from investments in real estate-related and other securities	(139)	306	(445)	43	2,440	(2,397)
Mandatorily redeemable instruments interest costs	—	(2,045)	2,045	(585)	(4,783)	4,198
Interest expense	(11,681)	(5,567)	(6,114)	(29,625)	(11,047)	(18,578)
Other income (loss), net	2,926	(148)	3,074	4,431	4,825	(394)
Total other (expense) income, net	(2,701)	(5,042)	2,341	(9,525)	(2,591)	(6,934)
Net income (loss)	$286	$(6,696)	$6,982	$(1,683)	$(5,097)	$3,414
Net loss attributable to non-controlling interests in consolidated joint ventures	(77)	(277)	200	(352)	(390)	38
Net income (loss) attributable to JPMREIT stockholders	$363	$(6,419)	$6,782	$(1,331)	$(4,707)	$3,376
Net income (loss) per share of common stock – basic	$—	$(0.09)	$0.09	$(0.01)	$(0.07)	$0.06
Net income (loss) per share of common stock – diluted	$—	$(0.09)	$0.09	$(0.01)	$(0.07)	$0.06
Weighted-average shares of common stock outstanding – basic	100,972	72,503	28,469	93,771	62,968	30,803
Weighted-average shares of common stock outstanding – diluted	100,976	72,503	28,473	93,771	62,968	30,803
Rental revenue
Due to our acquisitions of real estate since September 30, 2025, our rental revenue for the three and nine months ended September 30, 2026 and September 30, 2025 is not comparable. Rental revenue primarily consists of base rent arising from tenant leases at our multifamily, single-family rental, industrial, office and retail properties. Rental revenue, aside from short-term leases generally less than one year in term, is recognized on a straight-line basis over the life of the lease, including any fixed and measurable rent escalations and abatements.
Rental property operating expenses
Rental property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of rental property operating expenses include insurance, utilities, real estate taxes and repair and maintenance expenses. Due to our acquisitions of real estate since September 30, 2025, our rental property operating expenses for the three and nine months ended September 30, 2026 and September 30, 2025 are not comparable.

Depreciation and amortization expenses
Depreciation and amortization expenses are impacted by the fair values assigned to buildings, personal property and in-place lease assets as part of the initial purchase price allocation. During the three and nine months ended September 30, 2026, depreciation and amortization expenses increased by $2.2 million and $18.6 million, respectively, in comparison to the corresponding periods in 2025 due to our acquisitions of real estate since September 30, 2025.
Income from investments in real estate debt
During the three and nine months ended September 30, 2026, income from investments in real estate debt increased by $3.8 million and $10.2 million, respectively, in comparison to the corresponding periods in 2025 primarily due to the $240.5 million of real estate debt originated since September 30, 2025, partially offset by $16.8 million of repayments.
Income from investments in real estate-related and other securities
During the three and nine months ended September 30, 2026, income from investments in real estate-related and other securities decreased by $0.4 million and $2.4 million, respectively, in comparison to the corresponding periods in 2025. For the three months ended September 30, 2026, the decrease was primarily due to a decrease in interest income of $0.1 million and an increase in unrealized loss of $0.2 million. For the nine months ended September 30, 2026, the decrease was due to a decrease in interest income of $1.0 million, an increase in unrealized loss of $0.9 million and a decrease in realized gain of $0.5 million.
Mandatorily redeemable instruments interest costs
During the three and nine months ended September 30, 2026, mandatorily redeemable instruments interest costs decreased by $2.0 million and $4.2 million, respectively, in comparison to the corresponding periods in 2025 as a result of the mandatorily redeemable instruments being fully redeemed in May 2026.
Interest expense
During the three and nine months ended September 30, 2026, interest expense increased by $6.1 million and $18.6 million, respectively, in comparison to the corresponding periods in 2025. Interest expense consists of interest expense incurred on our mortgage notes, Repurchase Facility and the Credit Facility. The change in interest expense was primarily attributable to an increase in interest expense relating to our new mortgage notes and an increase in borrowings under the Repurchase Facility and the Credit Facility since September 30, 2025.
Other income, net
During the three and nine months ended September 30, 2026, other income, net increased by $3.1 million and decreased by $0.4 million, respectively, in comparison to the corresponding periods in 2025.
For the three months ended September 30, 2026, the increase was primarily due to a $2.3 million increase in unrealized gains on derivatives instruments and an increase of $0.7 million in interest income from sales-type leases.

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
The following table presents a reconciliation of net loss attributable to stockholders to FFO and AFFO ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to JPMREIT stockholders	$363	$(6,419)	$(1,331)	$(4,707)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	16,600	14,363	44,689	26,053
Net gain from sale of real estate	(417)	—	(374)	—
Amount attributable to non-controlling interests for above adjustments	(396)	(436)	(1,242)	(916)
FFO attributable to stockholders	16,150	7,508	41,742	20,430
Adjustments to arrive at AFFO:
Straight-line rental income	(1,195)	(797)	(3,652)	(1,448)
Amortization of above-and below-market lease intangibles	(246)	(553)	(1,331)	(1,345)
Changes in fair value of financial instruments, net	(1,317)	1,742	(1,931)	1,679
Performance Participation Allocation	(189)	739	95	739
Amortization of deferred financing costs	753	446	2,040	691
Amortization of stock based compensation awards	34	20	86	70
Accretion of mortgage discount	153	107	458	220
Amount attributable to non-controlling interests for above adjustments	102	55	248	133
AFFO attributable to JPMREIT stockholders	$14,245	$9,267	$37,755	$21,169

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

Capital resources
The following table is a summary of our indebtedness as of September 30, 2026 and December 31, 2025 ($ in thousands):

				Principal Balance Outstanding
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	September 30, 2026	December 31, 2025
Fixed rate debt secured by our properties
Caroline West Gray	5.44%	December 1, 2029	N/A	$45,911	$45,911
Caroline Post Oak	5.44%	December 1, 2029	N/A	40,528	40,528
Coda on Centre	4.28%	May 1, 2029	N/A	27,443	27,860
The Elmstead(1)	4.30%	April 1, 2031	N/A	21,104	21,245
Bass Lofts	3.95%	September 5, 2027	N/A	14,613	14,902
One Brooklyn	4.35%	July 1, 2028	N/A	6,600	6,600
Charleston	5.08%	September 1, 2030	N/A	59,728	59,728
Baker Chocolate	3.91%	January 1, 2028	N/A	23,500	23,500
Total fixed rate				239,427	240,274
Variable rate debt secured by our properties
6200 Bristol(2)	SOFR + 2.05%	April 1, 2029	N/A	10,000	10,000
Norfolk Industrial Portfolio(3)	SOFR + 1.75%	June 19, 2030	N/A	45,300	43,700
Preserve at Pine Valley(4)	SOFR + 1.50%	December 10, 2030	N/A	21,200	21,200
Vineyard Commons(5)	SOFR + 1.40%	January 1, 2030	N/A	45,175	45,175
Stablewood	SOFR + 3.75%	August 8, 2028	$50,000	11,369	5,292
Total variable rate				133,044	125,367

Total debt secured by real estate				372,471	365,641

Repurchase Facility	SOFR + 1.52%	August 22, 2027	$400,000	268,950	168,450
Credit Facility	SOFR + 1.40%	July 15, 2028	$550,000	305,500	73,000
Total indebtedness				$946,921	$607,091
(1)This loan is comprised of a senior and mezzanine loan. The interest rate and maturity date presented are the weighted average.
(2)We entered into an interest rate swap that was not designated as a hedge, which fixed the rate at 6.26%.
(3)We entered into an interest rate swap that was not designated as a hedge, which fixed the rate at 5.41% on $43.7 million of the outstanding principal amount.
(4)We entered into an interest rate swap that was not designated as a hedge, which fixed the rate at 4.90%.
(5)We entered into an interest rate swap that was not designated as a hedge, which fixed the rate at 4.88%.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	For the Nine Months Ended
	September 30, 2026	September 30, 2025	Change
Net cash provided by operating activities	$45,382	$28,040	$17,342
Net cash used in investing activities	(518,125)	(751,411)	233,286
Net cash provided by financing activities	481,466	617,504	(136,038)
Net change in cash, cash equivalents and restricted cash	$8,723	$(105,867)	$114,590

Cash flows provided by operating activities increased by $17.3 million for the nine months ended September 30, 2026 compared to the corresponding period in 2025 primarily due to an increase in cash flows from operations from our investments in real estate as a result of growth in the size of our portfolio.
Cash flows used in investing activities decreased by $233.3 million for the nine months ended September 30, 2026 compared to the corresponding period in 2025 primarily due to a decrease of $304.2 million in real estate acquisitions and a decrease of $63.1 million in purchase of real-estate related and other securities, partially offset by an increase of $78.3 million in the origination of investments in real estate debt and by a decrease of $55.0 million in proceeds from real estate-related and other securities.
Cash flows provided by financing activities decreased by $136.0 million for the nine months ended September 30, 2026 compared to the corresponding period in 2025 primarily due to a decrease of net proceeds from the issuance of common stock of $229.1 million, an increase of $428.0 million in repayments under the Credit Facility, an increase of $50.6 million in repurchases of common stock and Mandatorily Redeemable Instruments and a decrease of $87.3 million in proceeds from mortgage notes, partially offset by an increase of $615.3 million in borrowings under the Credit Facility and an increase of $58.7 million in proceeds from the Repurchase Facility.
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
The following tables detail the aggregate distributions declared for each applicable class of common stock:

	For the Three Months Ended September 30, 2026
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y
Aggregate gross distributions declared per share of common stock	$0.1299	$0.1299	$—	$0.1299	$0.1299	$—	$0.1299
Stockholder servicing fee per share of common stock(1)	—	—	—	(0.0246)	—	—	(0.0243)
Net distributions declared per share of common stock	$0.1299	$0.1299	$—	$0.1053	$0.1299	$—	$0.1056

	For the Nine Months Ended September 30, 2026
	Class D	Class I	Class S	Class T	Class E	Class X	Class Y
Aggregate gross distributions declared per share of common stock	$0.3832	$0.3832	$—	$0.1722	$0.3832	$—	$0.3832
Stockholder servicing fee per share of common stock(1)	—	—	—	(0.0326)	—	—	(0.0718)
Net distributions declared per share of common stock	$0.3832	$0.3832	$—	$0.1396	$0.3832	$—	$0.3114
(1) Stockholder servicing fees only apply to Class D, Class S, Class T and Class Y shares. For purposes of NAV, the Company recognizes the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, the Company accrues the full cost of the stockholder servicing fee as an offering cost at the time the Company sells Class D, Class S, Class T and Class Y shares. The stockholder servicing fee on Class D shares was waived as of September 30, 2026, and the NAV attributable to current holders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity. The Company accrued stockholder servicing fees of $8.6 million and $6.3 million as of September 30, 2026 and December 31, 2025, respectively.
The following tables summarize our distributions paid on our shares of common stock ($ in thousands):

	For The Three Months Ended September 30, 2026		For The Three Months Ended September 30, 2025
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$5,046	40%	$3,939	50%
Reinvested in shares	7,524	60%	4,018	50%
Total distributions	$12,570	100%	$7,957	100%
Source of Distributions
Cash flows from operating activities	12,570	100%	7,957	100%
Offering proceeds	—	—	—	—
Total sources of distributions	$12,570	100%	$7,957	100%
Cash flows from operating activities	$17,713		$13,644
Funds from Operations	$16,150		$7,508
Adjusted Funds from Operations	$14,245		$9,267

	For The Nine Months Ended September 30, 2026		For The Nine Months Ended September 30, 2025
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$14,353	42%	$10,155	52%
Reinvested in shares	19,669	58%	9,371	48%
Total distributions	$34,022	100%	$19,526	100%
Source of Distributions
Cash flows from operating activities	$34,022	100%	$19,526	100%
Offering proceeds	—	—	—	—
Total sources of distributions	$34,022	100%	$19,526	100%
Cash flows from operating activities	$45,382		$28,040
Funds from Operations	$41,742		$20,430
Adjusted Funds from Operations	$37,755		$21,169

In addition to the distributions paid on our common stock, during the three and nine months ended September 30, 2026 and 2025, we paid $0.0 million, $0.6 million, $0.9 million and $3.1 million, respectively, for Mandatorily Redeemable

Instruments. Such amounts are recorded in mandatorily redeemable instruments interest costs on our Condensed Consolidated Statements of Operations.
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

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. We believe our NAV is a meaningful supplemental non-GAAP operating metric. The following table provides a breakdown of the major components of our NAV as of September 30, 2026 ($ and shares/units in thousands):

Components of NAV	September 30, 2026
Investments in real estate	$1,720,942
Investments in real estate debt	358,542
Investments in real estate-related and other securities	14,605
Cash and cash equivalents	24,603
Restricted cash	7,225
Other assets	15,153
Debt obligations	(942,312)
Other liabilities	(31,924)
Accrued performance participation allocation	(95)
Stockholder servicing fees payable the following month(1)	(97)
Non-controlling interests in joint ventures	(19,395)
Net Asset Value	$1,147,247
Number of outstanding shares/units	101,508
(1)Stockholder servicing fees only apply to Class T, Class S, Class D and Class Y shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under accounting principles generally accepted in the United States of America (“GAAP”), we accrue the lifetime cost of the stockholder servicing fee as an offering cost at the time we sell Class T, Class S, Class D and Class Y shares. The stockholder servicing fee on Class D shares was waived as of September 30, 2026, and the NAV attributable to current holders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity. As of September 30, 2026, we had accrued under GAAP stockholder servicing fees of $8.6 million.
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of September 30, 2026 ($ and shares/units in thousands except per-share/unit data):

Share Class/Unit	Net asset value	Number of outstanding shares/units	NAV per share/unit
Class D Shares	$10,793	1,022	$10.56
Class I Shares	251,628	23,710	10.61
Class S Shares	—	—	—
Class T Shares	283	25	11.50
Class E Shares	744,885	64,411	11.56
Class X Shares	—	—	—
Class Y Shares	138,692	12,256	11.32
Operating Partnership Units(1)	966	84	11.56
Total	$1,147,247	101,508
(1)Class E units held by the Special Limited Partner.
Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the September 30, 2026 valuations, based on property types. Once we own more than one single-family rental or more than one office property, we will include the key assumptions for such property types.

Property Type	Discount Rate	Exit Capitalization Rate
Multifamily	7.37%	5.90%
Industrial	7.93%	6.43%
Retail	7.52%	6.63%

These assumptions are determined by our independent valuation advisor and reviewed by the Adviser. A change in these assumptions would impact the calculation of the values of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Multifamily Investment Values	Industrial Investment Values	Retail Investment Values
Discount Rate	0.25% decrease	1.90%	1.92%	2.00%
(weighted average)	0.25% increase	(1.86)%	(1.85)%	(1.82)%
Exit Capitalization Rate	0.25% decrease	2.68%	2.42%	2.27%
(weighted average)	0.25% increase	(2.45)%	(2.22)%	(2.09)%
The following table reconciles stockholders’ equity per our Condensed Consolidated Balance Sheets to our NAV as of September 30, 2026 ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	September 30, 2026
Stockholders’ equity under GAAP	$974,352
Redeemable non-controlling interest	966
Total stockholders’ equity and Operating Partnership units	975,318
Adjustments:
Organization, offering costs and operating expenses(1)	6,625
Accrued stockholder servicing fees(2)	8,513
Unrealized real estate and borrowings appreciation, net(3)	56,519
Accumulated depreciation and amortization(4)	107,287
Straight-line rent receivable(5)	(7,004)
Investment in sales-type leases, net(5)	(11)
NAV	$1,147,247
(1)The Adviser advanced our organization and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through July 22, 2024. On such date, we began reimbursing the Adviser for all such advanced costs ratably over a period that will continue until 60 months following such date. During the three and nine months ended ended September 30, 2026, we reimbursed $0.7 million and $1.2 million to the Adviser. In addition, the Adviser advanced on our behalf certain of our operating expenses through April 30, 2026. Starting May 1, 2026, we began reimbursing the Adviser for all such advanced expenses ratably over a period that will continue until 60 months following such date. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For the purposes of calculating NAV, such costs will be recognized as a reduction to NAV as they are reimbursed ratably over the respective 60-month reimbursement periods.
(2)Stockholder servicing fees only apply to Class D, Class S, Class T and Class Y shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction to our NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the lifetime cost of the stockholder servicing fee as an offering cost at the time we sell Class D, Class S, Class T and Class Y shares. The stockholder servicing fee on Class D shares was waived as of September 30, 2026, and the NAV attributable to current holders of Class D shares will not be included in the computation of stockholder servicing fees charged on Class D shares in perpetuity.
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
(5)We record straight-line rent and income from sales-type leases in accordance with GAAP. Any resulting receivable or liability is excluded for purposes of determining our NAV.

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
We evaluated our portfolio, as of September 30, 2026 and December 31, 2025, for impairment indicators. We did not record any impairment losses for the three and nine months ended September 30, 2026 or year ended December 31, 2025.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest rate risk
We are exposed to interest rate risk with respect to our variable-rate indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We may seek to manage or mitigate our exposure to interest risk through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of September 30, 2026, the outstanding principal balance of our variable rate indebtedness was $587.4 million.
Certain of our mortgage loans and other indebtedness are variable rate and indexed to SOFR. For the three and nine months ended September 30, 2026, a 10% increase in SOFR would have resulted in an increase in interest expense of $0.6 million and $1.6 million, respectively. We have executed interest rate swaps with an aggregate notional amount of $120.1 million as of September 30, 2026, to hedge the risk of increasing interest rates.
We have invested a portion of our portfolio in floating-rate investments in real estate debt and intend to invest in both fixed- and floating-rate real estate debt investments in the future. For floating-rate investments in real estate debt, our net income will increase or decrease depending on interest rate movements. For the three and nine months ended September 30, 2026, a 10% decrease in the reference rate would have resulted in a decrease in interest income of $0.4 million and $1.0 million, respectively. Additionally, interest rate movement can impact the valuation of real estate debt depending on various aspects of the instrument, including the credit rating, duration and structure of the interest rate payments.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered sales of equity securities
On September 1, 2026, we, pursuant to our distribution reinvestment plan, issued 136,585, 11,829 and 26,238 Class E, Class I, and Class Y shares of common stock at prices per share of $11.54, $10.61 and $11.31, respectively, to accredited investors for aggregate purchase prices of $1.58 million, $0.13 million and $0.30 million, respectively.
On September 1, 2026, we issued 196,239 and 142,884 Class E and Class Y shares of common stock at prices per share of $11.54 and $11.50, respectively, to accredited investors in private placements for aggregate purchase prices of $2.27 million and $1.64 million, respectively. The aggregate commissions paid in connection with the sale of Class Y shares were $0.03 million.
All other sales of unregistered securities during the three months ended September 30, 2026 were previously disclosed.
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
During the three months ended September 30, 2026, we repurchased shares of our common stock in the following amounts, which represented all of the share repurchase requests received for the same period.

Period	Total Number of Shares Repurchased	Repurchases as a Percentage of NAV(1)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Repurchased Under the Publicly Announced Plans or Programs
July 2026	273,896	0.28%	$11.46	273,896	—
August 2026	112,614	0.11%	11.11	112,614	—
September 2026	163,545	0.16%	11.21	163,545	—
Total	550,055			550,055
(1)Represents aggregate NAV of shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Advisory Agreement Renewal
On November 5, 2026, our board of directors approved the renewal of the Advisory Agreement for an additional one-year term expiring December 1, 2027. The terms of the Advisory Agreement otherwise remain unchanged.
Trading Arrangements
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended September 30, 2026.
Unregistered sales of equity securities
On October 1, 2026, we, pursuant to our distribution reinvestment plan, issued 137,386, 11,707 and 26,647 Class E, Class I, and Class Y shares of common stock at prices per share of $11.56, $10.61 and $11.32, respectively, to accredited investors for aggregate purchase prices of $1.59 million, $0.12 million and $0.30 million, respectively.
On October 1, 2026, we issued 166,060 Class Y shares of common stock at prices per share of $11.53 to accredited investors in private placements for aggregate purchase prices of $1.91 million. The aggregate commissions paid in connection with the sale of Class Y shares were $0.03 million.
On November 2, 2026, we, pursuant to our distribution reinvestment plan, issued 137,783, 11,650 and 26,598 Class E, Class I, and Class Y shares of common stock at prices per share of $11.56, $10.61 and $11.32, respectively, to accredited investors for aggregate purchase prices of $1.59 million, $0.12 million and $0.30 million, respectively.
On November 2, 2026, we issued 865 and 236,566 Class E and Class Y shares of common stock at prices per share of $11.56 and $11.45, respectively, to accredited investors in private placements for aggregate purchase prices of $0.01 million and $2.71 million, respectively. The aggregate commissions paid in connection with the sale of Class Y shares were $0.03 million.

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

10.1
Fifth Amended and Restated Advisory Agreement by and among J.P. Morgan Real Estate Income Trust, Inc., J.P. Morgan REIT Operating Partnership, L.P. and J.P. Morgan Investment Management Inc., dated August 10, 2026 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2026 and incorporated herein by reference).

10.2
Fourth Amended and Restated Limited Partnership Agreement of J.P. Morgan REIT Operating Partnership, L.P., dated August 10, 2026 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2026 and incorporated herein by reference).

10.3
First Amendment to Credit Agreement, dated May 22, 2026, by and among J.P. Morgan REIT Operating Partnership, L.P., J.P. Morgan Real Estate Income Trust, Inc., as parent guarantor, certain subsidiaries of J.P. Morgan REIT Operating Partnership, L.P., as subsidiary guarantors, Truist Bank, as administrative agent, and the lenders party thereto from time to time (filed as Exhibit 10.1 to the Registrant’s Post-Effective Amendment No. 9 to the Registrant’s Registration Statement on Form S-11 filed on September 15, 2026 and incorporated herein by reference).

10.4
Increase and Joinder to Credit Agreement, dated August 27, 2026, by and among J.P. Morgan REIT Operating Partnership, L.P., J.P. Morgan Real Estate Income Trust, Inc., as parent guarantor, certain subsidiaries of J.P. Morgan REIT Operating Partnership, L.P., as subsidiary guarantors, Truist Bank, as administrative agent, and the lenders party thereto from time to time (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 1, 2026 and incorporated herein by reference).

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
99.1
Policy with Respect to Repurchase of Adviser Shares (filed as Exhibit 99.1 to the Registrant’s Post-Effective Amendment No. 8 to the Registrant’s Registration Statement on Form S-11 filed on August 14, 2026 and incorporated herein by reference).

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

J.P. Morgan Real Estate Income Trust, Inc.

Date: November 6, 2026	By:	/s/ Chad Tredway
Chad Tredway
Chairperson of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2026	By:	/s/ Lawrence A. Goodfield, Jr.
Lawrence A. Goodfield, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)